Form 10-Q
period 1993-12-31
ALCO STANDARD CORP
filed 1994-02-14
CIK 3370

                                                                 Page 1 of 15
                                                       Index to exhibits is on
                       SECURITIES AND EXCHANGE COMMISSION        page 14 of 15
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1993 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to
                               ---------    --------

Commission file number     1-5964
                        ----------------------------------------------------

                          ALCO STANDARD CORPORATION
- ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             OHIO                                     23-0334400
- -------------------------------            ---------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                  Box 834, Valley Forge, Pennsylvania 19482
- ----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


                               (215) 296-8000
- ----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    NONE
- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     No
    ---    ---

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994.

Common Stock, no par value                       53,211,330 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------


    Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets--December 31, 1993
              and September 30, 1993

              Consolidated Statements of Income--Three months ended December 31, 1993 and December 31, 1992

              Consolidated Statements of Cash Flows--Three months ended December 31, 1993 and December 31, 1992

              Notes to Consolidated Financial Statements--
              December 31, 1993


    Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
- ---------------------------


    Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1: Financial Statements
- ----------------------------


                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )


                                                      December 31  September 30
ASSETS                                                   1993          1993
- ------                                                -----------  ------------
Current Assets
  Cash                                                 $   31,284    $   36,495
  Accounts receivable less allowance for doubtful
   accounts:
    12/93 - $30,255; 9/93 - $27,528                       817,872       855,666
  Inventories                                             660,642       591,964
  Prepaid expenses, deposits and deferred taxes           106,242        92,600
                                                        ---------     ---------
  Total current assets                                  1,616,040     1,576,725
                                                        ---------     ---------

Investment in Unconsolidated Affiliate                    117,398       118,060

Other Investments and Long-Term Receivables                46,736        46,813

Property and Equipment, at cost                           610,550       596,901
  Less accumulated depreciation                           271,104       260,551
                                                        ---------     ---------
                                                          339,446       336,350
                                                        ---------     ---------

Other Assets
  Excess of cost of acquired companies over equity        702,580       694,757
  Miscellaneous                                            72,389        69,662
  Deferred taxes                                           24,447        22,454
                                                        ---------     ---------
                                                          799,416       786,873
                                                        ---------     ---------
Finance Subsidiaries Assets                               518,387       484,069
                                                        ---------     ---------
                                                       $3,437,423    $3,348,890
                                                        =========     =========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )

                                                     December 31   September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                    1993           1993
- ------------------------------------                 -----------   ------------
Current Liabilities
  Current portion of long-term debt                 $     38,979   $     39,915
  Notes payable                                          247,799        164,249
  Trade accounts payable                                 382,773        426,971
  Accrued salaries, wages and commissions                 61,406         80,097
  Deferred revenues                                      115,688        116,631
  Other accrued expenses                                 206,894        192,311
                                                      ----------     ----------
  Total current liabilities                            1,053,539      1,020,174
                                                      ----------     ----------

Long-Term Debt                                           289,399        590,154

Other Liabilities
  Restructuring costs                                    128,097        142,459
  Workers' compensation and other                        121,010        113,069
                                                      ----------     ----------
                                                         249,107        255,528
                                                      ----------     ----------

Finance Subsidiaries Liabilities;
  including debt of: 12/93 - $446,507; 9/93 -
   $413,092                                              472,200        437,418

Redeemable Preferred Stock of Subsidiary                  25,000         25,000

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
    4,025 depositary shares issued and outstanding       198,403        197,900
  Common stock, no par value: authorized 75,000 shares;
    Issued 12/93 - 54,522 shares; 9/93 - 48,772 shares   552,786        259,031
  Retained earnings                                      671,138        651,373
  Foreign currency translation adjustment                (21,653)       (23,640)
  Cost of common shares in treasury: 12/93 -
    1,456 shares; 9/93 - 1,808 shares                    (52,496)       (64,048)
                                                      ----------     ----------
                                                       1,348,178      1,020,616
                                                      ----------     ----------
                                                  $    3,437,423   $  3,348,890
                                                      ==========     ==========

See notes to consolidated financial statements.

                          ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                         Three Months Ended
                                                             December 31
                                                       -------------------------
                                                          1993           1992
                                                       ----------     ----------
Revenues
Net sales                                             $ 1,905,989    $ 1,431,905
Dividends, interest and other income                          950            994
Finance subsidiaries                                       14,841         11,557
                                                       ----------     ----------
                                                        1,921,780      1,444,456
                                                       ----------     ----------

Costs and Expenses
Cost of goods sold                                      1,430,134      1,074,560
Selling and administrative                                419,097        311,967
Interest                                                   12,143         11,794
Finance subsidiaries interest                               6,292          5,735
                                                       ----------     ----------
                                                        1,867,666      1,404,056
                                                       ----------     ----------

Income (Loss) From Unconsolidated Affiliate                  (736)           519
                                                       ----------     ----------
Income from Continuing Operations, Before Taxes            53,378         40,919
Taxes on Income                                            21,524         16,160
                                                       ----------     ----------
Income from Continuing Operations                          31,854         24,759
Income from Discontinued Operations, net of income
 taxes                                                                     1,188
                                                       ----------     ----------
Income before cumulative effect of
  changes in accounting principles                         31,854         25,947
Cumulative effect of
  Postretirement benefits other than pensions (net of
   income taxes)                                           (1,421)
  Income taxes                                              1,421
                                                       ----------     ----------
Net Income                                                 31,854         25,947
Preferred Dividends                                         2,893            285
                                                       ----------     ----------
Net Income Available to Common Shareholders           $    28,961    $    25,662
                                                       ==========     ==========

Earnings Per Share (1)
Continuing operations                                       $0.60          $0.52
Discontinued operations                                                     0.03
                                                       ----------     ----------
Before cumulative effect of changes
  in accounting principles                                   0.60           0.55
Cumulative effect of
  Postretirement benefits other than pensions (net of
   income taxes)                                            (0.03)
  Income taxes                                               0.03
                                                       ----------     ----------
                                                            $0.60          $0.55
                                                       ==========     ==========

Cash dividends per share of common stock                    $0.25          $0.24
                                                            -----          -----

(1) See Exhibit 11 for computations of earnings per share.

See notes to consolidated financial statements.

                                                                  Page 6 of 15
                          ALCO STANDARD CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                          Three Months Ended
                                                             December 31,
                                                        ----------------------
                                                             1993        1992
                                                        ----------  ----------
Operating activities
  Net income                                           $   31,854  $   25,947
  Additions (deductions) to reconcile net income to
   net cash used by operating activities:
      Depreciation                                         16,269      13,432
      Amortization                                          6,353       5,677
      Provision for losses on accounts receivable           5,606       3,878
      Benefit for deferred income taxes                      (303)        (39)
      Change in deferred liabilities                        6,911      (2,479)
      Changes in operating assets and liabilities, net
       of effects from acquisitions and divestitures:
         Decrease in accounts receivable                   32,466      26,190
         Increase in inventories                          (66,507)    (29,449)
         Increase in prepaid expenses                     (13,640)    (28,856)
         Decrease in accounts payable, deferred
          revenues and accrued expenses                   (64,308)    (69,431)
      Miscellaneous                                        (4,073)     (8,767)
                                                        ----------  ----------
                            Net cash used                 (49,372)    (63,897)

Investing activities
  Proceeds from sale of property and equipment              5,058       1,624
  Payments received on long-term receivables                1,626       3,218
  Cost of companies acquired, net of cash acquired         (9,160)   (136,777)
  Expenditures for property and equipment                 (22,499)    (18,176)
  Purchase of miscellaneous assets                         (2,847)     (3,817)
  Finance subsidiaries receivables - additions            (82,247)    (61,360)
  Finance subsidiaries receivables - collections           46,839      37,853
                                                        ----------  ----------
                            Net cash used                 (63,230)   (177,435)

Financing activities
  Proceeds from issuance of long-term debt                  6,818     117,241
  Proceeds from option exercises and sale of treasury
   shares                                                  18,975      20,119
  Proceeds from issuance of common stock, net             293,755
  Proceeds from issuance of preferred stock, net                      196,722
  Proceeds from short-term borrowings, net                 84,179      87,000
  Long-term debt repayments                              (310,742)   (189,297)
  Finance subsidiaries debt - issuance                     36,723      42,655
  Finance subsidiaries debt - repayments                   (3,308)    (22,000)
  Dividends paid                                          (14,193)    (11,082)
  Purchase of treasury shares                              (4,816)     (3,396)
                                                        ----------  ----------
                            Net cash provided             107,391     237,962
                                                        ----------  ----------
Net decrease in cash                                       (5,211)     (3,370)
Cash at beginning of year                                  36,495      24,386
                                                        ----------  ----------
Cash at end of period                                  $   31,284  $   21,016
                                                        ==========  ==========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993



Note 1:  Accounting Changes
         ------------------

     Effective October 1, 1993, the Company adopted SFAS No.106, "Employer's Accounting for Post Retirement Benefits other than Pensions", and SFAS No.109, "Accounting for Income Taxes". In adopting SFAS No.106, the Company has elected to immediately recognize the transition obligation, which resulted in a cumulative effect charge of $1,421,000, net of taxes, or $.03 per share. The new standard for income taxes permitted the Company to recognize the benefit of certain deferred tax assets that was prohibited under the previous standard, SFAS No.96, which the Company adopted for the fiscal year ended September 30, 1988. The cumulative effect of establishing the net deferred tax asset as of October 1, 1993 was to increase net income by $1,421,000, or $.03 per share.


Note 2:  Common Stock
         ------------

     In December, 1993, the Company issued 5,750,000 shares of common stock in a public offering. The net proceeds from the offering of approximately $294 million were used for repayment of debt. Net income from continuing operations and earnings per share from continuing operations for the fiscal year ended September 30, 1993 would have been $13,293,000 and $.07, respectively, if the offering had occurred on October 1, 1992. Net income and earnings per share for the quarter ended December 31, 1993 would have been $33,219,000 and $.56, respectively, if the offering had occurred on October 1, 1993.


Note 3:  Debt
         ----

     On December 13, 1993, the Company amended its $200,000,000 credit agreement dated December 18, 1991 to extend the term of the 364 day portion of the facility to December 14, 1994 and the three year portion to December 18, 1996.

     On January 14, 1994, the Company amended its
DM 180,000,000 credit agreement dated October 15, 1992 to extend the expiration date of the commitment to January 11, 1995.

                           ALCO STANDARD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993



Note 4:   Supplemental Information to Statements of Cash Flows:
          -----------------------------------------------------

     The Company has presented statements of cash flows for the periods ended December 31, 1993 and 1992 in accordance with SFAS No.95.

     Interest paid for the quarter ended December 31, 1993 was $22,057,000. Interest paid for the quarter ended December 31, 1992 approximates the amount disclosed in the accompanying statement of income.

     Federal income tax payments of $3,500,000 and $8,000,000 were made during the three months ended December 31, 1993 and 1992, respectively.

     The total assets for acquisitions amounted to $15,527,000 during the three months ended December 31, 1993 and $144,432,000 during the three months ended December 31, 1992. The excess of cost over acquired equity included in these assets was $8,050,000 and $11,245,000, respectively.

Item 2:   Management's Discussion and Analysis of Results of Operations
- -----------------------------------------------------------------------
          and Financial Condition and Liquidity
          -------------------------------------


                             Results of Operations
                             ---------------------

     The discussion of the results of operations reviews the continuing operations of the Company as contained in the consolidated statements of income.

                      Three Months Ended December 31, 1993
               Compared with Three Months Ended December 31, 1992
               --------------------------------------------------

     Revenues and income before taxes for the first quarter of fiscal 1994 versus the first quarter of fiscal 1993 were as follows:


                                Revenues                    Income Before Taxes
                         --------------------------    -------------------------
                             December 31        %        December 31         %
                         ---------------               -------------
                           1993     1992     Change     1993     1992     Change
                         ------   ------     ------    -----    -----     ------
(in millions)
Alco Office Products     $  498   $  348      43.1%    $42.5    $28.5      49.1%
Unisource
  United States           1,266      925      36.9      28.9     28.2       2.5
  Canada                    160      173      (7.5)      2.2      4.3     (48.8)
                         ------   ------               -----    -----
Total Unisource           1,426    1,098      29.9      31.1     32.5      (4.3)
                         ------   ------               -----    -----
Operating                 1,924    1,446      33.1      73.6     61.0      20.7
Unconsolidated affiliate                                 (.7)      .5
Interest                                               (12.1)   (11.8)
Eliminations and
  non-Allocated              (2)      (1)               (7.4)    (8.8)
                         ------   ------               -----    -----
                         $1,922   $1,445      33.0%    $53.4    $40.9      30.6%
                         ======   ======               =====    =====


     Alco Office Products contributed $150 million of additional revenues, of which $106 million related to current and prior year acquisitions. The remaining $44 million increase reflects continued internal growth in all revenue areas of Alco Office Product's (AOP) base companies, in particular, its equipment, service and supply businesses. The $341 million increase in revenues from Unisource's U.S. operations includes $263 million from prior year acquisitions and $78 million of internal growth from its base companies. The $13 million revenue decrease in the Unisource Canadian paper businesses is primarily attributable to a 5% decrease in the foreign exchange rate.

     AOP's operating income increase of $14 million includes $6.3 million from current and prior year acquisitions. The remaining $7.7 million of internal growth from its base companies is primarily the result of higher operating contributions from the service and supply areas of AOP's businesses, along with increased operating income as related to its leasing activities. Operating income from Unisource's U.S. paper operations increased $700,000, which includes $6.7 million from prior year acquisitions.

The decrease in operating income for U.S. paper operations, excluding acquisitions, of $6 million reflects the gross margin erosion that has been experienced in the paper industry. The decrease of $2.1 million in the Canadian paper distribution business is the result of the carryover of certain incremental merger costs related to the Canadian merger plan implemented in fiscal 1993, gross margin erosion within the Canadian paper industry and the effects of foreign exchange rates.

     Geographically, revenues from the Company's paper and office products operations outside the U.S. was $204 million for the first quarter of fiscal 1994 compared to $193 million for the same period of the prior fiscal year. The increase is primarily due to internal growth along with contributions from prior year AOP acquisitions, offset by decreased revenues from the Canadian paper distribution business.

     Income from foreign operations was $5.6 million for the three months ended December 31, 1993, down $1.6 million from the prior year because of a decrease in the operating income of the Canadian paper distribution business.

     In the first quarter of fiscal 1994, the Company incurred a $700,000 loss from its investment in an unconsolidated affiliate, IMM Office Systems Gmbh., compared to a $500,000 equity pickup for the comparative period in the prior fiscal year. This reflects the current weakness in the European economy.

     Interest expense increased by $300,000 as a result of higher average borrowing levels to fund acquisitions and working capital requirements. The increase in income before taxes of 30.6% or $12.5 million is a combined result of improved operations from base companies along with the earnings contributed by acquisitions. The effective income tax rate is currently 40.3% compared with 39.5% in fiscal 1993. Weighted average shares were 1.9 million shares greater than the 46.7 million shares at December 31, 1992. This includes the impact of a public offering of common stock in December, 1993.

     The Unisource restructuring plan announced in September, 1993 is proceeding as planned, with twenty-eight mergers expected to be completed by the end of the second quarter. Unisource signed a 10 year $300 million agreement with Integrated Systems Solutions Corporation, a subsidiary of IBM, effective January 1, 1994, to provide the information technology system to be implemented as part of the restructuring plan.

     During the first quarter of fiscal 1994, the Company adopted Financial Accounting Standard No. 106, "Employer's Accounting for Retirement Benefits other than Pensions" and Financial Accounting Standard No. 109, "Accounting for Income Taxes"; the combined effect on earnings of these accounting changes was neutral.

                       Financial Condition and Liquidity
                       ---------------------------------


     In December, 1993, the Company issued 5,750,000 shares of common stock in a public offering, and the net proceeds of approximately $294 million were used to reduce outstanding debt. This resulted in a decrease of the Company's total debt (excluding finance subsidiaries) to $576 million at December 31, 1993 from $794 million at September 30, 1993. At December 31, 1993 debt as a percentage of capitalization was 29.6%, and the current ratio was 1.5 to 1. Finance subsidiaries debt grew by $33 million from September 30, 1993, as a result of increased leasing activity.

     The Company had a total of $603 million in bank credit commitments as of December 31, 1993, of which $360 million were unused and available.

     The Company believes that its operating cash flow together with unused lines of credit will be sufficient to finance current operating requirements including capital expenditure, acquisition and restructuring programs.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a) The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (11) Computation of Earnings Per Share

                             BASIS OF PRESENTATION
                             ---------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1993.



Date   February 14, 1994          /s/Michael J. Dillon
     ---------------------        ----------------------------------
                                  Michael J. Dillon
                                  Controller



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                  ALCO STANDARD CORPORATION



Date   February 14, 1994          /s/Michael J. Dillon
     ---------------------        -----------------------------------
                                  Michael J. Dillon
                                  Controller
                                  (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------




   Exhibit Number
   --------------

        (11)      Computation of Earnings Per Share