Form 10-K/A
period 1993-09-30
ALCO STANDARD CORP
filed 1994-05-05
CIK 3370

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT

  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                   1934

                         COMMISSION FILE NUMBER 1-5964

                           ALCO STANDARD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                 23-0334400
    (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  BOX 834, VALLEY FORGE, PENNSYLVANIA                    19482
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

       Registrant's telephone number, including area code: (215) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH
                                                     EXCHANGE ON WHICH
      TITLE OF CLASS                                    REGISTERED
      --------------                                  --------------
Common Stock, no par value                       New York Stock Exchange
Preferred Share Purchase Rights                  Philadelphia Stock Exchange
                                                 Chicago Stock Exchange

Series AA Convertible Preferred Stock
(Depositary Shares)                              New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act: None


  THE REGISTRANT HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993 IN THE MANNER SET FORTH HEREIN.

                      DOCUMENTS INCORPORATED BY REFERENCE
     PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF
                                  SHAREHOLDERS

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Alco Standard Corporation ("Alco") was incorporated in Ohio in 1952 and is the successor to a business incorporated under a similar name in 1928. The term "Alco" generally includes Alco Standard Corporation and its subsidiaries and divisions. The address of Alco's principal executive offices is P.O. Box 834, Valley Forge, Pennsylvania 19482 (telephone number: (215) 296-8000).

  Alco markets and distributes office equipment and paper. In fiscal 1993, Alco had annual revenues of $6.5 billion. The information concerning revenues, income before taxes and assets attributable to each of Alco's business segments for each of the three years in the period ended September 30, 1993 is set forth in note 8 to the consolidated financial statements included elsewhere in this report.

  Alco was founded and continues to operate as "The Corporate Partnership." Under this entrepreneurial principle, Alco field executives maintain a high degree of operating autonomy, which enhances the company's ability to serve and support its customers. The following describes Alco's two business segments.

                              ALCO OFFICE PRODUCTS

  Alco Office Products ("AOP") sells, rents and leases photocopiers, fax machines and other automated office equipment. AOP also provides equipment service, supplies, and equipment leasing, and provides reprographic facilities management and specialized document copying services.

  AOP has over 550 locations throughout the United States, Canada, the United Kingdom and Germany. These companies comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represent the only independent distribution network with national scope. AOP competes against numerous competitors over a wide range of markets, competing on the basis of price, quality of service, and product performance.

  AOP distributes the products of numerous manufacturers, including Canon, Ricoh and Sharp, throughout 45 states, four Canadian provinces and in Europe. Customers include large and small businesses, professional firms and government agencies.

  During fiscal 1991, 1992 and 1993, AOP accounted for approximately 23%, 26% and 25%, respectively, of Alco's consolidated revenues, and 41%, 47% and 50%, respectively, of Alco's operating income (excluding Unisource restructuring costs).

  In June 1993, AOP acquired Erskine House Group, PLC ("Erskine House"), a leading U.K.-based office products company. With approximately $320 million in annual revenues, Erskine House has dealer networks in the United States, the United Kingdom, and Germany. In the first quarter, AOP also acquired a 49.9% equity interest in IMM Office Systems Holding Gmbh ("IMM"), Europe's largest independent distributor of office equipment. In addition, Alco Office Products bought 19 independent dealerships in the United States and Canada during fiscal 1993.

                                   UNISOURCE

  Unisource Worldwide, Inc. ("Unisource") markets and distributes papers for office and reprographic use, distributes quality printing papers, and distributes paper and plastic packaging supply items for food retailers and food processors. Unisource also distributes commercial sanitary and maintenance products and industrial packaging equipment, closure systems, and supplies. The Unisource companies were formerly known as "Paper Corporation of America," and are currently in the process of restructuring and consolidating under the single name "Unisource." Information concerning the restructuring is contained on page 2 of this report.

  During fiscal 1991, 1992 and 1993, Unisource accounted for approximately 77%, 74% and 75%, respectively, of Alco's consolidated revenues from continuing operations, and 59%, 53%, and 50%, respectively, of Alco's operating income (excluding restructuring costs).

  Unisource's products are distributed to commercial printers and publishers, and to all types of manufacturers, offices, government agencies and other institutions. Paper, printing supplies and industrial and office supply products are also sold directly to the commercial retail market through Unisource's Paper Plus (R) retail stores.

  Unisource sells the products of substantially all major domestic and Canadian paper manufacturers and suppliers. There has been no difficulty in obtaining products from these suppliers. Supplier relationships are good and are expected to continue.

  Unisource's operations constitute the largest independent network of paper distributors in the United States and Canada. Although substantial in the aggregate, these operations compete separately in many different markets against numerous competitors, including both independent distributors and those owned by major paper manufacturers. Although its business is highly competitive and its competitors numerous, Unisource believes that its competitive position is strong. Unisource competes principally on the basis of price, quality customer service and the range of products maintained in inventory.

  Unisource has approximately 460 warehouses, distribution centers, sales offices and other facilities located throughout the United States and Canada. In the aggregate, Unisource occupies over 17 million square feet of space.

  In July 1993, Unisource acquired Butler Paper Company ("Butler Paper") from Georgia-Pacific Corporation. Butler Paper has annual revenues of $1 billion and distributes printing and industrial paper throughout the United States. In 1993, Unisource also acquired Weiss Bros.-Miquon, an industrial paper distributor based in suburban Philadelphia and Mack-Pac, a specialty packaging company headquartered in Dallas.

               INFORMATION CONCERNING ALCO'S BUSINESS IN GENERAL

                               RESTRUCTURING PLAN

  In September 1993, the Board of Directors approved a restructuring plan for Alco's paper distribution business and changed the name of such business from "Paper Corporation of America" to "Unisource Worldwide, Inc." As a result of the restructuring, a pretax charge of $175 million was recorded in the fourth quarter.

  The Unisource restructuring plan was adopted as a proactive response to changes in the business environment in which Unisource operates. In recent periods, mills have experienced overcapacity, resulting in depressed pricing and pressure on distributors' margins. The usage and demand for paper has shifted significantly because of consolidation in the commercial printing industry, enhancements in imaging technology and the related growth in the reprographics segment. Customers are requiring distributors to provide enhanced services and greater capabilities.

  Unisource is consolidating its facilities and changing its business strategies in order to respond to these evolving business conditions. The Unisource restructuring is designed to increase profitability by providing new efficiencies and improving the quality of service to the customer. Consolidation of warehouses and other facilities will lower Unisource's costs, will streamline operations and will remove redundancies currently in the system. Creation of a nationwide management information system will improve efficiencies and allow Unisource to service national accounts effectively. Adoption of the single name "Unisource" for all locations will create a unified national identity which enhances customer recognition.

                             MANAGEMENT TRANSITION

  In August 1993, the Board of Directors elected John E. Stuart as President and Chief Executive Officer of Alco, and elected Kurt E. Dinkelacker as Executive Vice President and Chief Financial Officer of Alco. Most recently, Mr. Stuart served as President of Alco Office Products, and Mr. Dinkelacker served as Executive Vice President of Alco Office Products. Ray B. Mundt will continue in his capacity as Chairman of the Board.

                                EQUITY OFFERINGS

  In December 1992, Alco completed a $200 million offering of convertible preferred stock, and used the proceeds primarily to repay indebtedness incurred in connection with Canadian paper company acquisitions and Alco's investment in IMM. In the first quarter of fiscal 1994, Alco intends to make a public offering of 5 million common shares; the proceeds will be used to retire debt incurred in the acquisitions of Butler Paper and Erskine House.

                                  DIVESTITURES

  In October 1992, Alco announced its decision to sell Alco Diversified Services ("ADS"), a segment comprised primarily of aviation and industrial services companies, in order to focus corporate financial resources on its core distribution businesses. Alco has accordingly accounted for these companies as discontinued operations. On July 22, 1993, Alco completed the sale of ADS to an investor group which included its management.

                            SUPPLIERS AND CUSTOMERS

  Products distributed by Alco are purchased from numerous domestic and overseas suppliers. There has been no significant difficulty in obtaining products from these suppliers. No industry segment of Alco is dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on Alco's business taken as a whole.

  Backlog is not significant because virtually all of Alco's revenues during the last two fiscal years were derived from its distribution operations which fill orders shortly after receipt from customers. There is no material seasonal fluctuation in Alco's business as a whole.

  Many of Alco's operations are required to carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1993, inventories accounted for approximately 38% of Alco's total current assets.

                              PROPRIETARY MATTERS

  Alco has a number of patents, licenses and trademarks. Alco does not believe, however, that any patent, license or trademark is material to its operations as a whole.

                            ENVIRONMENTAL REGULATION

  Alco's operations are subject to numerous environmental laws which to date have not had a material adverse effect upon Alco's capital expenditures, earnings or competitive position. It is not possible to estimate what expenditures may be required in order for Alco to comply with such laws in the future, but Alco does not believe that compliance will have a material adverse effect on it or its operations as a whole.

                                   EMPLOYEES

  At September 30, 1993, Alco had approximately 28,500 employees.

                               FOREIGN OPERATIONS

  Alco's operations in Canada distribute paper, industrial supplies and packaging products, and distribute and service office equipment. Alco's European operations distribute and service office equipment. Alco also has a 49.9% equity interest in IMM, a German-based distribution network which distributes and services office equipment. Information concerning revenues, income before taxes and identifiable assets of Alco's foreign operations for each of the three years in the period ended September 30, 1993 is set forth in note 8 to the consolidated financial statements included elsewhere in this report. Revenues from exports during the last three fiscal years were not significant.

  There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.

ITEM 2. PROPERTIES.

  At September 30, 1993, Alco owned or leased numerous plants, warehouses, offices, and sales and services facilities in 49 states, nine Canadian provinces, the United Kingdom and Germany. These properties occupy a total of approximately 22 million square feet of which approximately 8 million square feet are owned and the balance are leased under lease agreements with various expiration dates. Alco believes that none of its properties is materially important to its operations as a whole, and believes that its facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  Alco does not believe that the outcome of lawsuits or other legal proceedings to which it is a party will materially affect Alco or its operations as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (No response to this item is required.)

                               ----------------

                           EXECUTIVE OFFICERS OF ALCO

  The following is a list of Alco's executive officers, their ages and their positions with Alco or its subsidiaries for the last five years.

                               ----------------

                NAME                AGE    POSITION (AND YEAR ELECTED OR YEARS SERVED)
                ----                ---    -------------------------------------------
 Ray B. Mundt.....................   65 Chairman (1986); Chief Executive Officer (1980-
                                        1993)
 John E. Stuart...................   49 Chief Executive Officer and President (1993);
                                        Vice President (1989-1993) and Group President
                                        (1985-1993)
 Kurt E. Dinkelacker..............   40 Executive Vice President and Chief Financial
                                        Officer (1993); Executive Vice President, Alco
                                        Office Products (1991-1993); Vice President and
                                        Group Controller, Alco Office Products (1989-
                                        1991); Vice President Finance and
                                        Administration, Alco Office Products (1988-1989)
 William F. Drake, Jr. ...........   61 Vice Chairman (1984)
 Hugh G. Moulton..................   60 Executive Vice President (1992) and General
                                        Counsel (1979); Senior Vice President--
                                        Administration (1983-1992)
 O. Gordon Brewer, Jr. ...........   56 Vice President--Finance (1986)
 Kathleen M. Burns................   41 Treasurer (1989); Assistant Treasurer (1987-1989)
 J. Kenneth Croney................   51 Vice President--Law and Secretary (1983)
 Raymond A. Peterson..............   59 Vice President (1991); President--Unisource
                                        Corporation (1985-1991)
 James E. Head....................   48 Vice President (1993); President, CopyRite (an
                                        Alco Office Products company) (1979-1993).
 Michael J. Dillon................   40 Controller (1993); Group Controller, Alco Office
                                        Products (1991-1993); Associate Audit Director
                                        (1991); Senior Audit Manager (1987-1991)
 William M. Laughlin..............   52 Vice President--Financial Operation Support
                                        (1993); Vice President--Operational Audit, Alco
                                        Office Products (1992-1993); Director--Audit
                                        (1982-1992)
 Stephen K. Deay..................   47 Vice President--Tax (1993); Director--Taxes
                                        (1989-1993)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which Alco's common stock is traded (ticker symbol ASN). Alco's common stock is also traded on the Philadelphia and Chicago Stock Exchanges. As of October 31, 1993, there were approximately 13,973 holders of record of Alco's common stock. The following table sets forth the high and low sales prices for Alco's common stock for each quarterly period for the last two fiscal years and the frequency and amount of dividends declared with respect to such stock during such periods:

                           FISCAL YEAR 1993             FISCAL YEAR 1992
                         --------------------------- ----------------------------
                          COMMON                      COMMON
                          STOCK             CASH       STOCK             CASH
                          PRICE          DIVIDENDS     PRICE          DIVIDENDS
                         -----------        PER      ------------        PER
                         HIGH    LOW    COMMON SHARE HIGH    LOW     COMMON SHARE
                         ----    ---    ------------ ----    ----    ------------
   First Quarter........ 38 1/2  33 1/4     $.24     $35     $30 1/4     $.23
   Second Quarter....... 45 3/4  35 3/4      .24     39 7/8   33 1/8      .23
   Third Quarter........ 50 5/8  44 3/4      .24     42 5/8   36 1/2      .23
   Fourth Quarter....... 49 3/8  42 1/4      .24     39 5/8   33 1/2      .23

  Alco currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition. Certain loan agreements limit the amount of consolidated retained earnings from which Alco may pay dividends. As of September 30, 1993, consolidated retained earnings of $387 million were free of restrictions relating to the payment of dividends, repurchases of Company shares and other matters.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table, which should be read in conjunction with the related consolidated financial statements and notes included elsewhere in this report, provides a summary of selected financial information concerning Alco for the last five fiscal years:

                                           YEAR ENDED SEPTEMBER 30,
                            --------------------------------------------------------
                               1993         1992       1991       1990       1989
                            ----------   ---------- ---------- ---------- ----------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   Revenues................ $6,444,559   $4,925,136 $4,515,977 $4,293,430 $3,783,597
   Income from Continuing
    Operations.............      7,615*     104,217     76,642     64,300     81,106
   Earnings (Loss) Per
    Share From Continuing
    Operations.............       (.04)*       2.22       1.70       1.44       1.80
   Cash Dividends Per Com-
    mon Share..............        .96          .92        .88        .84        .76
   Total Assets............  3,348,890    2,444,761  2,020,571  1,916,485  1,623,873
   Long-Term Debt..........    891,395      697,460    463,679    421,201    288,282
   Serial Preferred Stock..        254        1,639      2,899      4,870      7,352

- - --------
*Includes a pretax charge of $175 million ($112,875,000 net of taxes and $2.38 per share) for restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The discussion of the results of operations for the three years ended September 30, 1993 reviews the continuing operations of the Company as contained in the consolidated statements of income.

                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--1993

  Revenues and income before taxes by segment for fiscal years ended September 30, 1993 and September 30, 1992 and the percentage change for 1993 versus 1992 were:

                                      REVENUES         INCOME BEFORE TAXES
                                ---------------------- ------------------------
                                                  %                        %
                                 1993    1992   CHANGE  1993     1992    CHANGE
                                ------  ------  ------ ------   ------   ------
                                              (IN MILLIONS)
Alco Office Products..........  $1,586  $1,259   26.0% $138.8   $105.2    31.9%
Unisource
 United States................   4,174   3,585   16.4   118.7    118.2      .4
 Canada.......................     690      83           18.3      2.3
 Restructuring Costs..........                         (175.0)
                                ------  ------   ----  ------   ------   -----
Total Unisource...............   4,864   3,668   32.6   (38.0)   120.5   (55.3)
                                ------  ------   ----  ------   ------   -----
Operating.....................   6,450   4,927   30.9   100.8    225.7   (55.3)
Unconsolidated affiliate......                           (2.5)
Investment gain, net..........                                     6.7
Eliminations and non-
 allocated....................      (5)     (2)         (73.7)*  (59.9)*
                                ------  ------   ----  ------   ------   -----
                                $6,445  $4,925   30.9  $ 24.6   $172.5   (85.7)
                                ======  ======   ====  ======   ======   =====

- - --------
  *Includes interest costs and net corporate expenses.

FISCAL 1993 COMPARED TO FISCAL 1992

  The Company increased revenues $1.6 billion to $6.5 billion in fiscal 1993 from $4.9 billion in fiscal 1992. Income before taxes from operations, which includes a restructuring charge of $175 million relating to Unisource operations, decreased from $226 million in fiscal 1992 to $101 million in fiscal 1993. Earnings per share from continuing operations decreased from $2.22 to $(.04), including the Unisource restructuring charge of $2.38. Earnings per share excluding the effect of the restructuring charge were $2.34.

  AOP generated $327 million in increased revenues of which $17 million relates to fiscal 1992 acquisitions and $100 million to current year acquisitions. The remaining $210 million increase reflects continued growth in all revenue areas of AOP's base companies, but particularly in its equipment, service and facilities management businesses. The $589 million increase in revenues from Unisource's U.S. operations represents $161 million from its base companies and $428 million from current and prior year acquisitions. The $607 million revenue increase in the Unisource Canadian paper businesses is primarily attributable to the prior year acquisitions and includes a decrease of $32 million relating to changes in foreign currency rates.

  The Company's total foreign operations including the foreign operations of AOP and Unisource Canada generated $800 million in revenues for the fiscal year 1993 compared with $169 million for the same period of the prior fiscal year. The increase is primarily the result of the Canadian paper distribution acquisitions made in September 1992 and reflects a $48 million negative impact because of foreign currency rate changes.

  AOP's operating income increase of $33.6 million includes $1.7 million from fiscal 1992 acquisitions and $2.7 million from current year acquisitions. The remaining $29.2 million increase from its base companies is primarily the result of higher operating contributions from the service and supply areas of AOP's businesses. Unisource's U.S. paper operations include an increase in operating income of $.5 million, reflecting $10.2 million contributed by current and prior year acquisitions, offset by a decrease in earnings of $9.7 million from base paper distribution companies caused by competitive business conditions in the paper industry. Unisource's Canadian paper operations include a $16 million increase in operating income primarily relating to fiscal 1992 acquisitions. The overall decrease in operating income for Unisource is primarily attributed to the $175 million of restructuring costs, $171.5 million relating to U.S. operations and $3.5 million relating to Canadian operations.

  In September 1993, the Company adopted the Unisource restructuring plan as a proactive response to changes in the business environment in which Unisource operates. In recent periods, mills have experienced overcapacity, resulting in depressed pricing and pressure on distributor's margins. The usage and demand for paper has shifted significantly because of consolidation in the commercial printing industry, enhancements in imaging technology and the related growth in reprographics segment.

  The restructuring plan encompasses the following: adoption of the "Unisource" identity, installation of a customer-focused information system, re-engineering of warehouse and transportation management functions, regionalization of management and administrative support functions and consolidation of service center locations. In connection with certain elements of the restructuring plan, the Company recorded a charge to earnings of $175 million ($112.9 million net of taxes or $2.38 per share) in the fourth quarter of fiscal 1993. The major components of the restructuring costs relate to location consolidation ($60.7 million), severance costs ($48.0 million) and related information system redesign ($22.0 million). Included in the charge are non-cash asset writedowns relating to inventory and equipment that approximate $22.5 million, and are directly attributable to the Unisource restructuring. The restructuring charge will be funded from Unisource's cash flow. The Company's objective in adopting the restructuring plan is to increase Unisource's operating return on sales from 2.6% in the fourth quarter of fiscal 1993 to 4% by the end of fiscal 1996.

  Income from foreign operations was $27.3 million for the year ended September 30, 1993. This represents an increase of $13.5 million over the prior year results of $13.8 million and is primarily attributable to the Canadian paper distribution acquisitions in September, 1992. Fluctuations in the foreign currency rates reduced the increase by $1.9 million. The Company recorded a $2.5 million loss from an unconsolidated affiliate, IMM Office Systems GmbH, due to recessionary conditions and costs associated with an increase in sales force.

  Interest expense increased $8.5 million from the comparable period in fiscal 1992, a result of higher borrowing levels to fund acquisitions. Income before taxes from continuing operations decreased by $147.9 million, which reflects the $175 million restructuring charge in fiscal 1993. Income before taxes from continuing operations also includes the combined result of improved operations from base companies along with earnings contributed by key acquisitions made in the prior year, which were achieved despite the increase in interest cost and the $6.7 million net investment gain from the prior year. The effective income tax rate for the current period is 69.0%. The effective tax rate, excluding the restructuring costs, is 39.6%, the same as the effective rate for the year ended September 30, 1992.

RESULTS OF OPERATIONS--1992

  Revenues and income before taxes by segment for fiscal years ended September 30, 1992 and September 30, 1991 and the percentage change for 1992 versus 1991 were:

                                REVENUES         INCOME BEFORE TAXES
                          ---------------------- ------------------------
                                            %                        %
                           1992    1991   CHANGE  1992     1991    CHANGE
                          ------  ------  ------ ------   ------   ------
                                        (IN MILLIONS)
Alco Office Products....  $1,259  $1,047   20.3% $105.2   $ 79.6    32.2%
Unisource
 United States..........   3,585   3,441    4.2   118.2    113.8     3.9
 Canada.................      83      36            2.3      1.9
                          ------  ------   ----  ------   ------    ----
  Total Unisource.......   3,668   3,477    5.5   120.5    115.7     4.1
                          ------  ------   ----  ------   ------    ----
Operating...............   4,927   4,524    8.9   225.7    195.3    15.6
Investment gain, net....
Unusual charges (AOP)...                            6.7
Eliminations and non-al-
 located................      (2)     (8)         (59.9)*  (69.5)*
                          ------  ------   ----  ------   ------    ----
                          $4,925  $4,516    9.1% $172.5   $125.8    37.1%
                          ======  ======   ====  ======   ======    ====

- - --------
*Includes interest costs and net corporate expenses.

FISCAL 1992 COMPARED TO FISCAL 1991

  AOP generated $212 million in increased revenues of which $86 million relates to the fiscal 1992 acquisitions and $27 million relates to the fiscal 1991 acquisitions. The remaining $99 million increase represents growth in equipment, service and supply revenues from its base companies. Unisource's increase in revenues consists of $85 million from Unisource's base companies and $106 million from current and prior year acquisitions, including $48 million attributable to the fine paper distribution business of Abitibi-Price, Inc. ("Abitibi"), which was acquired on September 4, 1992. Unit sales in 1992 exceeded the prior year by an estimated 10% with lower paper prices limiting revenue gains to 5.5%.

  AOP's operating income increase of $25.6 million includes $1.8 million from fiscal 1991 acquisitions and $4.8 million from 1992 acquisitions. AOP's percentage growth in income continues to exceed its growth in revenues as a result of improved service and supply margins, greater operational efficiencies and cost controls throughout the segment coupled with additional volume through its leasing subsidiary. Unisource's operating income increased $4.8 million overall. Income from distribution businesses increased $3.4 million, including $1.1 million from the acquisition of the distribution operations of Abitibi-Price and $500,000 contributed by prior year acquisitions. The improved earnings from Unisource's base distribution businesses resulted primarily from additional sales volume in units during 1992. Income from converting operations increased $1.4 million.

  The Company sold all of the debentures received in the 1989 sale of its equity interest in a former subsidiary, which resulted in a pretax gain of approximately $8 million, and also recorded nonrecurring expenses of approximately $1.4 million. The amounts are reported net of investment gain.

  Including interest expense related to anticipated settlement of prior IRS audit cycles, interest expense decreased by $5.7 million from the comparative fiscal year, a result of lower interest rates and average borrowing levels. The increase in income before taxes of 37.1% to $172.5 million is the combined result of the changes in the Company's business previously discussed. The effective income tax rate was 39.6% in 1992 compared with 39.1% in 1991. Weighted average shares were approximately 1.8 million shares more than the
45.1 million shares during 1991, primarily the result of two acquisitions treated as poolings-of-interests.

FINANCIAL CONDITION AND LIQUIDITY

  Debt excluding finance subsidiaries was $794 million at September 30, 1993, an increase of $312 million over the Company's debt balance at September 30, 1992 of $482 million. This increase was primarily due to debt-financed acquisitions made during fiscal 1993. The Company had a total of $610 million in bank credit commitments as of September 30, 1993, of which $147 million were unused and available. Debt as a percentage of capitalization was 43.2% and the current ratio was 1.5 to 1 at September 30, 1993. Finance subsidiaries debt growth has been consistent with the growth in the lease portfolio.

  In December 1992, the Company sold approximately $201 million in Series AA convertible preferred stock and received net proceeds of $196 million. In July 1992, Alco sold Alco Diversified Services, a discontinued business, and received net proceeds of approximately $70 million. The net proceeds of these two transactions were applied to the repayment of debt incurred to finance prior acquisitions.

  The Company expects to sell 5 million shares of common stock in an offering in fiscal 1994 and will apply the net proceeds to the repayment of debt. At the end of fiscal 1993, the Company's commitments for capital expenditures were approximately $24 million, all of which is expected to be expended during fiscal 1994. The Company believes that its operating cash flow together with unused lines of credit will be sufficient to finance current operating requirements including capital expenditure and acquisitions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Alco and its subsidiaries are submitted herewith on pages F-1 through F-20 of this report.

  The following table, which should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7), sets forth, by quarter, certain unaudited data concerning Alco for the last two fiscal years (in millions, except per share data).

                         FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER  TOTAL
                         ------------- -------------- ------------- -------------- --------
1993
Revenues................   $1,444.5       $1,490.6      $1,547.1       $1,962.4    $6,444.6
Gross Profit............      364.2          382.1         389.2          485.6     1,621.1
Income (loss) before
 taxes..................       40.9           48.5          50.8         (115.6)*     24.6*
Income (loss)
  Continuing operations.   $   24.8       $   29.5      $   30.7       $  (77.4)*  $   7.6*
  Discontinued opera-
   tions**..............        1.2            2.0                        (10.7)       (7.5)
                           --------       --------      --------       --------    --------
Net income (loss).......   $   26.0       $   31.5      $   30.7       $  (88.1)*  $   0.1*
                           --------       --------      --------       --------    --------
Earnings (loss) per
 share
  Continuing operations.   $    .52       $    .57      $    .58       $  (1.71)   $  (0.04)
  Discontinued opera-
   tions**..............        .03            .04                         (.23)       (.16)
1992
Revenues................   $1,152.2       $1,188.1      $1,240.7       $1,344.1    $4,925.1
Gross Profit............      286.1          298.2         339.5          343.3     1,267.1
Income before taxes.....       33.0           39.2          46.4           53.9       172.5
Income (loss)
  Continuing operations.       19.8           23.3          28.7           32.4       104.2
  Discontinued opera-
   tions**..............        1.9            2.5           2.2          (15.0)       (8.4)
                           --------       --------      --------       --------    --------
Net income..............   $   21.7       $   25.8      $   30.9       $   17.4    $   95.8
                           ========       ========      ========       ========    ========
Earnings (loss) per
 share
  Continuing operations.   $    .43       $    .52      $    .58       $    .69    $   2.22
  Discontinued opera-
   tions**..............        .04            .05           .05           (.32)       (.18)

- - --------
 *Includes a pretax charge of $175 million for restructuring costs or $2.38 per share.
** The Company recorded an additional pretax charge of $9.8 million or $.10 per share in 1993 for the loss on divestiture of ADS, in addition to the $15.3 million charge or $.33 per share recorded in the fourth quarter of 1992.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                     (No response to this item is required)

                               ----------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in Alco's Notice of Annual Meeting of Shareholders and Proxy Statement for the February 17, 1994 annual meeting of shareholders (the "1994 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and is incorporated herein by reference to the 1994 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1994 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1994 Proxy Statement is incorporated herein by reference.

                               ----------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) and (2) List of Financial Statements and Schedules.

The response to this portion of Item 14 is submitted on page F-1 hereof as a separate section of this report.

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

      3.1 Amended Articles of Incorporation of Alco Standard Corporation, filed as Exhibit 3.1 to Alco's 1991 Form 10-K, are incorporated herein by reference.
      3.2  Code of Regulations of Alco Standard Corporation, as amended
           February 9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.
      4.1  1993 Credit Agreement, dated as of September 30, 1993, among Alco
           Standard Corporation, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-
           K, is incorporated herein by reference.
      4.2  Revolving Credit and Acceptance Agreement, dated as of April 21,
           1993, among Alco Standard Corporation, Unisource Canada Inc. and The
           Toronto Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-
           K, is incorporated herein by reference.
      4.3  Credit Agreement dated October 15, 1992 among Alco Standard
           Corporation and various lending institutions, filed as Exhibit 4.3 to Alco's 1992 10-K, is incorporated herein by reference.
      4.4  Receivables Purchase Agreement and Guarantee between PCA Paper
           Acquisition Inc., Stars Trust, Alco Standard Corporation and Bank of
           Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K, is incorporated herein by reference.
      4.5  Rights Agreement dated as of February 10, 1988 between Alco Standard
           Corporation and National City Bank, filed on February 11, 1988 as
           Exhibit 1 to Alco's Registration Statement on Form 8-A, is incorporated herein by reference.
      4.6  Pursuant to Regulation S-K item 601(b)(iii), Alco Standard
           Corporation agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco Standard Corporation and its subsidiaries.
      10.1 Note Purchase Agreement, dated as of June 15, 1986 between Alco
           Standard Corporation and certain Institutional Investors, filed as
           Exhibit 4.2 to Alco's Current Report, dated July 1, 1988, on Form 8-
           K, is incorporated herein by reference.
      10.2 Long Term Incentive Plan, filed as Exhibit 10.2 to Alco's 1992 Form
           10-K, is incorporated herein by reference.

      10.3  1989 Directors' Stock Option Plan, filed as Exhibit 10.3 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.4  Partners' Stock Purchase Plan, filed as Exhibit 10.4 to Alco's 1992
            Form 10-K, is incorporated herein by reference.
      10.5  1981 Stock Option Plan, filed as Exhibit 10.5 to Alco's 1992 Form
            10-K, is incorporated herein by reference.
      10.6  1986 Stock Option Plan, filed as Exhibit 10.6 to Alco's 1993 Form
            10-K, is incorporated herein by reference.
      10.7  1993 Directors' Stock Option Plan, filed as Exhibit 10.7 to Alco's
            1993 Form 10-K, is incorporated herein by reference.
      10.8  1980 Deferred Compensation Plan, filed as Exhibit 10.7 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.9  1985 Deferred Compensation Plan, filed as Exhibit 10.8 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.10 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.11 Retirement Plan for Non-Employee Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.
      10.12 Indenture, dated as of April 1, 1986 between Alco Standard
            Corporation and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco Standard Corporation's Registration
            Statement No. 30-4829, is incorporated herein by reference.
      10.13 Share Purchase and Transfer Agreement between IMM Industria
            Beteiligungs GmbH and Alco Standard Corporation, filed as Exhibit
            10.12 to Alco's 1992 Form 10-K, is incorporated herein by
            reference.
      10.14 Offering Document dated May 14, 1993 Entitled "Recommended Cash
            Offers for Erskine House Group", filed as Exhibit 10.14 to Alco's
            1993 Form 10-K, is incorporated herein by reference.
      10.15 Agreement re: Purchase and Sale of Assets among Alco Standard
            Corporation, Georgia-Pacific Corporation and Butler Paper Company,
            filed as Exhibit 10.15 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      11    Statement re: Computation of earnings per share, filed as Exhibit
            11 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.1  Ratio of Earnings to Fixed Charges, filed as Exhibit 12.1 to Alco's
            1993 Form 10-K, is incorporated herein by reference.
      12.2  Ratio of Earnings to Fixed Charges Excluding Captive Finance
            Subsidiaries, filed as Exhibit 12.2 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.3  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends,
            filed as Exhibit 12.3 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.4  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
            Excluding Captive Finance Subsidiaries, filed as Exhibit 12.4 to
            Alco's 1993 Form 10-K, is incorporated herein by reference.
      21    Subsidiaries of Alco Standard Corporation, filed as Exhibit 21 to
            Alco's 1993 Form 10-K, is incorporated herein by reference.
      23    Auditors' Consent.
      24    Powers of Attorney; certified resolution re: Powers of Attorney.

- - --------
* Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.

  (b) Reports on Form 8-K.

   On July 6, 1993, Alco filed a Current Report on Form 8-K to report the July 1, 1993 acquisition of Butler Paper Company. On September 29, 1993, Alco filed a Current Report on Form 8-K to report the restructuring and name change of its paper distribution business.

  (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on pages S-2, S-8 and S-9 of this report.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                        ITEMS 14(A)(1) AND (2) AND 14(D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of Alco Standard Corporation and its subsidiaries are included in Item 8 of Part II of this report:

              Consolidated Statements of Income
              --Fiscal years ended September 30, 1993, September 30, 1992 and September 30, 1991

              Consolidated Balance Sheets
              --September 30, 1993 and September 30, 1992

              Consolidated Statements of Cash Flows
              --Fiscal years ended September 30, 1993, September 30, 1992 and September 30, 1991

              Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1993, September 30, 1992 and September 30, 1991

              Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedules of Alco Standard Corporation and its subsidiaries are submitted in response to Item 14(d):

              Schedule II--Amounts Receivable From Related Parties and
                           Underwriters, Promoters and Employees Other Than Related Parties.

              Schedule VIII--Valuation and Qualifying Accounts.

              Schedule IX--Short-term Borrowings.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   (ART)

               REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Alco Standard Corporation

  We have audited the accompanying consolidated balance sheets of Alco Standard Corporation and subsidiaries as of September 30, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1993. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alco Standard Corporation and subsidiaries at September 30, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

November 1, 1993

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                         FISCAL YEAR ENDED SEPTEMBER 30
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 1993        1992        1991
                                              ----------  ----------  ----------
REVENUES
  Net sales.................................  $6,387,078  $4,882,908  $4,481,324
  Dividends, interest and other income......       6,332       3,292       6,088
  Finance subsidiaries (note 12)............      51,149      38,936      28,565
                                              ----------  ----------  ----------
                                               6,444,559   4,925,136   4,515,977
                                              ----------  ----------  ----------
COSTS AND EXPENSES
  Cost of goods sold........................   4,799,757   3,638,494   3,390,246
  Selling and administrative................   1,378,814   1,069,602     946,756
  Restructuring costs (note 14).............     175,000
  Interest..................................      40,189      31,680      37,426
  Finance subsidiaries interest (note 12)...      23,662      19,523      15,747
                                              ----------  ----------  ----------
                                               6,417,422   4,759,299   4,390,175
                                              ----------  ----------  ----------
Loss from Unconsolidated Affiliate (note 3).      (2,538)
Investment Gain, net (note 10)..............                   6,683
                                              ----------  ----------  ----------
Income from Continuing Operations Before
 Taxes......................................      24,599     172,520     125,802
Taxes on Income (note 6)....................      16,984      68,303      49,160
                                              ----------  ----------  ----------
Income from Continuing Operations...........       7,615     104,217      76,642
Income (Loss) from Discontinued Operations,
 net of income taxes (note 2)...............      (7,515)     (8,455)     40,939
                                              ----------  ----------  ----------
Net Income..................................         100      95,762     117,581
Preferred Dividends (note 5)................       9,571
                                              ----------  ----------  ----------
Net Income (Loss) Available to Common
 Shareholders...............................  $   (9,471) $   95,762    $117,581
                                              ==========  ==========  ==========
Earnings (Loss) Per Share (note 1)..........
  Continuing operations.....................  $     (.04) $     2.22  $     1.70
  Discontinued operations...................        (.16)       (.18)        .91
                                              ----------  ----------  ----------
                                              $     (.20) $     2.04  $     2.61
                                              ==========  ==========  ==========


                See notes to consolidated financial statements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)

ASSETS                                                       1993       1992
- - ------                                                    ---------- ----------
Current Assets
  Cash................................................... $   36,495 $   24,386
  Accounts receivable, less allowance for doubtful
   accounts:
    1993--$27,528; 1992--$23,947.........................    855,666    659,223
  Inventories (note 1)...................................    591,964    460,205
  Prepaid expenses, deposits and deferred taxes..........     92,600     39,722
                                                          ---------- ----------
    Total current assets.................................  1,576,725  1,183,536
                                                          ---------- ----------
Investment in Unconsolidated Affiliate (note 3)..........    118,060
Other Investments and Long-Term Receivables..............     46,813     17,479
Property and Equipment, at cost
  Land...................................................     23,959     28,886
  Buildings and improvements.............................    226,256    178,369
  Machinery and equipment................................    346,686    337,774
                                                          ---------- ----------
                                                             596,901    545,029
  Less accumulated depreciation..........................    260,551    250,605
                                                          ---------- ----------
                                                             336,350    294,424
                                                          ---------- ----------
Other Assets
  Excess of cost of acquired companies over equity.......    694,757    506,969
  Miscellaneous..........................................     69,662     55,774
  Deferred taxes.........................................     22,454
                                                          ---------- ----------
                                                             786,873    562,743
                                                          ---------- ----------
Finance Subsidiaries Assets (note 12)....................    484,069    386,579
                                                          ---------- ----------
                                                          $3,348,890 $2,444,761
                                                          ========== ==========

                See notes to consolidated financial statements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30
                             (DOLLARS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY                       1993        1992
- - ------------------------------------                    ----------  ----------
Current Liabilities
  Current portion of long-term debt.................... $   39,915  $    8,170
  Notes payable (note 4)...............................    164,249       1,565
  Trade accounts payable...............................    426,971     355,667
  Accrued salaries, wages and commissions..............     80,097      72,966
  Deferred revenues....................................    116,631      94,874
  Other accrued expenses...............................    192,311     154,257
                                                        ----------  ----------
    Total current liabilities..........................  1,020,174     687,499
                                                        ----------  ----------
Long-Term Debt (note 4)................................    590,154     471,951
Deferred Taxes and Other Liabilities
  Income taxes.........................................                 28,035
  Restructuring costs (note 14)........................    142,459
  Workers' compensation and other (note 5).............    113,069      73,200
                                                        ----------  ----------
                                                           255,528     101,235
                                                        ----------  ----------
Finance Subsidiaries Liabilities (note 12).............    437,418     323,713
Redeemable Preferred Stock of Subsidiary (note 13).....     25,000
Shareholders' Equity (note 5)
  Series AA convertible preferred stock, no par value;
   4,025,000 depositary shares issued and outstanding..    197,900
  Common stock, no par value; authorized 75,000,000
   shares; issued 48,772,000 shares....................    259,031     257,069
  Retained earnings....................................    651,373     699,015
  Foreign currency translation adjustment..............    (23,640)     (6,622)
  Cost of common shares in treasury: 1993--1,808,000
   shares;
   1992--2,823,000 shares..............................    (64,048)    (89,099)
                                                        ----------  ----------
                                                         1,020,616     860,363
                                                        ----------  ----------
                                                        $3,348,890  $2,444,761
                                                        ==========  ==========

                See notes to consolidated financial statements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         FISCAL YEAR ENDED SEPTEMBER 30
                                 (IN THOUSANDS)

                                                   1993      1992      1991
                                                 --------  --------  --------
OPERATING ACTIVITIES
Net income...................................... $    100  $ 95,762  $117,581
Additions (deductions) to reconcile net income
 to net cash provided by operating activities
 Depreciation...................................   57,272    47,510    52,048
 Amortization...................................   22,137    16,628    16,501
 Provision for losses on accounts receivable....   19,702    14,636    20,078
 Provision (benefit) for deferred income taxes..  (55,042)   10,243   (15,605)
 Change in deferred liabilities.................   15,232     1,198    10,187
 Restructuring costs accrued....................  169,939
 Loss (gain) on sale of
   Alco Diversified Services....................    9,841    15,294
   Alco Food Systems............................             (5,669)  (74,046)
   Investment and other.........................             (6,683)
 Changes in operating assets and liabilities,
  net of effects from acquisitions and
  divestitures
   Decrease (increase) in
     Accounts receivable........................  (72,064)  (48,870)    2,963
     Inventories................................  (52,877)  (28,954)    5,120
     Prepaid expenses...........................   (5,083)   (3,225)    8,991
   Increase (decrease) in accounts payable,
    deferred revenues, and accrued expenses.....  (52,563)   44,254   (58,700)
 Miscellaneous..................................  (13,267)  (10,880)    2,141
                                                 --------  --------  --------
Net cash provided...............................   43,327   141,244    87,259
                                                 --------  --------  --------
INVESTING ACTIVITIES
Proceeds from sale (net of cash retained) of
 Alco Diversified Services......................   69,836
 Alco Food Systems..............................              7,756   185,315
 Investment and other...........................             15,881
Proceeds from sale of property and equipment....   21,769     8,123    22,011
Payments received on long-term receivables......    5,369     2,740    10,556
Cost of companies acquired, net of cash
 acquired....................................... (439,447) (330,635)  (94,097)
Expenditures for property and equipment.........  (83,789)  (58,076)  (55,285)
Purchases of miscellaneous assets...............  (10,702)  (26,339)   (7,881)
Finance subsidiaries receivables
 Additions...................................... (278,503) (228,951) (172,406)
 Collections....................................  166,274   126,493    78,876
                                                 --------  --------  --------
Net cash used................................... (549,193) (483,008)  (32,911)
                                                 --------  --------  --------
FINANCING ACTIVITIES
Proceeds from
 Issuance of long-term debt.....................  319,338   191,898   159,423
 Option exercises and sale of treasury shares...   62,284    47,096    41,929
 Issuance of Series AA convertible preferred
  stock, net....................................  196,335
 Short-term borrowings, net.....................  163,563
Proceeds (repayments) of accounts receivable
 sold...........................................   (3,440)   52,124
Long-term debt repayments....................... (241,827)  (26,148) (140,322)
Finance subsidiaries debt
 Issuance.......................................  228,307   127,843   108,724
 Repayments..................................... (124,201)  (48,000)  (47,642)
Dividends paid..................................  (49,995)  (41,582)  (43,041)
Purchase of treasury shares.....................  (32,389)  (57,200)  (44,731)
                                                 --------  --------  --------
Net cash provided...............................  517,975   246,031    34,340
                                                 --------  --------  --------
Net Increase (decrease) in Cash.................   12,109   (95,733)   88,688
Cash at Beginning of Year.......................   24,386   120,119    31,431
                                                 --------  --------  --------
Cash at End of Year............................. $ 36,495  $ 24,386  $120,119
                                                 ========  ========  ========

                See notes to consolidated financial statements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         FISCAL YEAR ENDED SEPTEMBER 30
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                           1993     1993     1992     1992      1991     1991
                          ------  --------  ------  ---------  ------  ---------
                          SHARES  AMOUNTS   SHARES   AMOUNTS   SHARES   AMOUNTS
                          ------  --------  ------  ---------  ------  ---------
SERIES AA CONVERTIBLE
 PREFERRED STOCK
Issued in public
 offering...............   4,025  $196,335
Dividend accretion......             1,565
                          ------  --------
Balance, end of year....   4,025  $197,900
                          ======  ========
COMMON STOCK
Balance, beginning of
 year...................  48,772  $257,069  48,772  $ 249,870  52,046  $ 262,294
Mergers and
 acquisitions...........                                5,854  (3,300)   (13,668)
Conversions of preferred
 stock..................                                           26        543
Tax benefit relating to
 stock plans............             1,962              1,345                701
                          ------  --------  ------  ---------  ------  ---------
Balance, end of year....  48,772  $259,031  48,772  $ 257,069  48,772  $ 249,870
                          ======  ========  ======  =========  ======  =========
RETAINED EARNINGS
Balance, beginning of
 year...................          $699,015          $ 687,892          $ 701,007
Net income..............               100             95,762            117,581
Cash dividends declared:
  Preferred stock: per
   share 1993--$2.236...            (9,571)
  Common stock: per
   share 1993--$.96;
   1992--$.92; 1991--
   $.88                            (44,858)           (41,520)           (37,251)
  Pooled companies,
   prior to merger......                               (3,907)            (5,680)
Credits (charges) from
 issuance of
 treasury shares and
 other..................             6,687            (39,212)           (87,765)
                                  --------          ---------          ---------
Balance, end of year....          $651,373          $ 699,015          $ 687,892
                                  ========          =========          =========
FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT
Balance, beginning of
 year...................          $ (6,622)         $   2,039          $   4,623
Translation adjustment..           (17,018)            (8,661)            (2,584)
                                  --------          ---------          ---------
Balance, end of year....          $(23,640)         $  (6,622)         $   2,039
                                  ========          =========          =========
COST OF COMMON SHARES IN
 TREASURY
Balance, beginning of
 year...................   2,823  $(89,099)  4,134  $(118,606)  7,859  $(219,712)
Purchases...............     756   (32,389)  1,569    (57,200)  1,396    (44,731)
Reissued for
  Exercise of options...    (405)   13,063    (297)     8,814    (314)     8,936
  Sales to employee
   stock plans..........  (1,250)   40,564  (1,114)    33,127  (1,114)    31,599
  Conversion of
   preferred stock......     (74)    2,407     (53)     1,551    (100)     2,833
  Mergers and
   acquisitions.........     (42)    1,406  (1,416)    43,215  (3,593)   102,469
                          ------  --------  ------  ---------  ------  ---------
Balance, end of year....   1,808  $(64,048)  2,823  $ (89,099)  4,134  $(118,606)
                          ======  ========  ======  =========  ======  =========

                See notes to consolidated financial statements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING POLICIES

 Consolidation

  All wholly-owned subsidiaries are consolidated and intercompany transactions have been eliminated. The investment in unconsolidated affiliate represents a 49.9% ownership interest in IMM Office Systems GmbH (IMM) accounted for by the equity method.

 Revenue Recognition

  Revenues are recorded at the time of shipment of products or performance of services. Revenues from maintenance contracts are recognized in earnings over the term of the contract. The present values of payments due under sales-type lease contracts are recorded as revenues and cost of goods sold is charged with the book value of the equipment at the time of shipment. Future interest income is deferred and recognized over the related lease term.

 Inventories

  Inventories are stated at the lower of cost or market and at September 30, 1993 consist of finished goods available for sale. At September 30, 1992, inventories included $17,723,000 of raw material and $13,087,000 of work in process of Alco Diversified Services ("ADS") which was divested in fiscal 1993 (note 2). The Company uses the LIFO method of determining cost for approximately 60% of its inventories and the FIFO method for the balance. If the FIFO method of accounting had been used for all inventories, these balances would have been $38,630,000 higher at September 30, 1993 and $45,035,000 higher at September 30, 1992.

 Excess of Cost of Acquired Companies Over Equity

  Substantially all of the excess of cost of acquired companies over equity is amortized over 40 years by the straight-line method. The recoverability of the asset is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will measure impairment on the basis of undiscounted cash flow from operations before interest.

 Depreciation

  Properties and equipment are depreciated over their useful lives by the straight-line method.

 Earnings Per Share

  Earnings per share are based on 47,396,000 weighted average shares in 1993, 46,876,000 shares in 1992 and 45,054,000 shares in 1991, and include the dilutive effect of common stock equivalents, principally stock options and preferred shares.

 Foreign Currency Translation

  All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders' equity.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

2. DISCONTINUED OPERATIONS

  In September 1992, the Company decided to sell ADS. Accordingly, ADS results for all years presented are reported in the accompanying statements of income as discontinued operations. In fiscal 1992, the Company provided for an anticipated loss on the sale of ADS of $15,294,000. In July 1993, the Company completed the sale of ADS assets of approximately $102,000,000 to an investor group for $84,000,000 in cash and notes. The Company recorded an additional loss of $9,841,000, net of a LIFO layer liquidation of $3,572,000, in fiscal 1993 in connection with this sale.

  The 1993 tax benefit for ADS in the table below is comprised of $1,449,000 relating to ADS operations and $4,966,000 relating to the loss on the sale of ADS. The 1992 tax expense for ADS relates to its operating income. No tax benefits were recorded from the anticipated loss on disposal since it consists principally of the write-off of non-deductible cost in excess of net assets of acquired businesses.

  In fiscal 1990, the Company decided to sell Alco Food Systems ("AFS") and began presenting AFS as discontinued operations on the statements of income at that time. During fiscal 1991, the Company sold six of those businesses for $201,000,000 in cash and notes. Assets of the companies sold were $155,599,000. The remaining two AFS businesses with assets of $16,764,000 were sold in fiscal 1992 for cash, notes and preferred stock of $20,714,000.

  In 1991, "Other" loss before taxes in the table below includes an $8,000,000 pretax interest charge for prior years' tax settlements relating to AFS and other discontinued companies, together with charges related to previously discontinued businesses. In addition, the "Other" 1991 tax benefit includes a $2,700,000 settlement related to prior years.

  The results of discontinued operations are:

                                                       1993      1992      1991
FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)        --------  --------  --------
Revenues
  Alco Diversified Services......................... $153,063  $222,764  $242,235
  Alco Food Systems.................................             18,233   136,407
                                                     --------  --------  --------
                                                     $153,063  $240,997  $378,642
                                                     ========  ========  ========
Income (loss) before taxes
  Alco Diversified Services
    Operating....................................... $ (3,946) $ 10,158  $ 18,400
    Loss on disposal................................   (9,841)  (15,294)
  Alco Food Systems
    Operating.......................................             (5,281)    3,332
    Gain on disposals...............................              5,669    74,046
  Other.............................................               (477)  (18,905)
                                                     --------  --------  --------
                                                      (13,787)   (5,225)   76,873
                                                     --------  --------  --------
Tax expense (benefit)
  Alco Diversified Services.........................   (6,415)    3,239     7,176
  Alco Food Systems.................................                153    33,272
  Other.............................................      143      (162)   (4,514)
                                                     --------  --------  --------
                                                       (6,272)    3,230    35,934
                                                     --------  --------  --------
Net income (loss)
  Alco Diversified Services.........................   (7,372)   (8,375)   11,224
  Alco Food Systems.................................                235    44,106
  Other.............................................     (143)     (315)  (14,391)
                                                     --------  --------  --------
                                                     $ (7,515) $ (8,455) $ 40,939
                                                     ========  ========  ========

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS

  In October 1992, the Company purchased a 49.9% interest in IMM, a European distributor of office products for $122,500,000 in cash, which included excess of cost over equity of $101,540,000. The IMM share purchase agreement provides the Company with the option of acquiring the remaining shares of IMM over a three year option period (call option) beginning in May 1996. Conversely, the majority shareholders of IMM may require the Company to acquire the remaining shares of IMM during the same option period (put option). The call/put options can be triggered from 1996 through 1998 but only if IMM meets certain operating criteria during this period.

  The minimum exercise prices for the call options are $87,616,100, $102,933,600 and $112,124,100 for exercise during 1996, 1997 and 1998, respectively. The minimum exercise prices for the put option are $75,362,100, $79,957,350 and $87,616,100 for exercise during 1996, 1997 and 1998 respectively. These amounts reflect conversion into U.S. dollars at a September 30, 1993 exchange rate.

  In June 1993, the Company acquired over 90% of the outstanding shares of Erskine House Group PLC (Erskine House), a United States and European distributor of office products, and the remaining outstanding shares were acquired during the fourth quarter of fiscal 1993. The purchase price was approximately $103,000,000, plus the assumption of approximately $101,000,000 of debt and redeemable preferred stock. Total assets acquired were $264,828,000, which includes excess of cost over acquired equity of $166,261,000.

  In July 1993, the Company acquired the paper distribution businesses of Butler Paper Company (Butler Paper) for a purchase price of $140,000,000. Total assets acquired were $284,000,000 and excess of acquired equity over cost of approximately $31,000,000 was allocated to fixed assets.

  During fiscal 1993, 21 other acquisitions were made for an aggregate purchase price of $47,706,000 in cash and stock. Total assets acquired were $68,878,000 including excess of cost over equity of $27,745,000. An additional $30,236,000 was paid and capitalized in 1993 relating to prior years' acquisitions.

  In fiscal 1992, the Company issued 1,416,311 common shares for two acquisitions accounted for as poolings-of-interests and their results of operations were included from the beginning of the fiscal year. In September 1992, the Company purchased the Paper Distribution Group of Abitibi-Price (Abitibi) for $284,000,000 in cash. Total assets acquired were $322,700,000 including excess of cost over acquired equity of $138,000,000. In September 1992, the Company entered into an agreement, which expires December 20, 1993, to sell, without recourse, up to CN$70,000,000 (US$56,000,000 at September 30, 1992) of certain eligible accounts receivable of Abitibi. At September 30, 1993, the amount of receivables outstanding under the agreement was CN$60,000,000 (US$45,000,000). As collections reduce previously sold interests, new receivables will be sold up to the amount of the CN$70,000,000. The Company made eight other acquisitions in 1992 for $38,839,000 in cash and costs relating to prior years' acquisitions of $4,768,000 were paid and capitalized. Total assets related to fiscal 1992 acquisitions, excluding Abitibi, were $79,595,000 including excess cost over acquired equity of $15,948,000.

  During fiscal 1991, the Company issued 3,300,001 shares of its common stock in its merger with the Hillman companies (comprised of 18 office products companies and a captive finance subsidiary). The amounts and disclosures below include the companies as previously purchased by the Hillman companies. Another merger in 1991 for 292,864 common shares was also accounted for as a pooling-of-interests and its results of operations were included from October 1990. Ten other acquisitions were made in fiscal 1991 for $84,247,000 in cash. Total assets related to these fiscal 1991 acquisitions were $117,227,000 and included excess of cost over acquired equity of $46,337,000.

  All acquisitions, unless otherwise noted, are included from their dates of acquisition.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

  Had the purchase acquisitions been made at the beginning of the year prior to their acquisition and the poolings been made on October 1, 1990, pro forma results from continuing operations would have been:

FISCAL YEAR ENDED SEPTEMBER 30                   1993        1992       1991
(IN THOUSANDS EXCEPT PER SHARE DATA)          ----------  ---------- ----------
Revenues..................................... $7,512,725  $7,150,600 $5,592,639
Income from continuing operations............      7,455     108,957     82,038
Earnings (loss) per share....................       (.10)       2.08       1.77

  The pro forma results are on the basis that $201,250,000 of the purchase price of 1993 and 1992 acquisitions were funded by the proceeds from issuance of the Series AA convertible preferred stock.

  The pro forma results for fiscal years 1993 and 1992 assuming the replacement of $237,150,000 of debt financing for current year acquisitions with the anticipated proceeds of a common stock offering (note 4) would be income from continuing operations of $11,955,000 in fiscal 1993 and $115,707,000 in fiscal 1992; earnings per share of $0.00 in fiscal 1993 and $2.01 in fiscal 1992.

  The dilution of earnings per share in fiscal 1993 is attributable to the acquisition of Erskine House which includes a $4,647,000 write-off of Advance Corporation Tax, which was deemed to be not recoverable in the foreseeable future.

4. SHORT AND LONG-TERM DEBT

  Short-term debt consisted of:

                                                                  1993    1992
SEPTEMBER 30 (IN THOUSANDS)                                     -------- ------
Notes payable to banks at average interest rate of 3.9%........ $ 73,563
Commercial paper at interest rate of 3.2%......................   90,000
Other notes payable at average interest rate: 1993--6.9%;
 1992--6.2%....................................................      686 $1,565
                                                                -------- ------
                                                                $164,249 $1,565
                                                                ======== ======

  Long-term debt consisted of:

                                                                1993     1992
SEPTEMBER 30 (IN THOUSANDS)                                   -------- --------
Notes payable at average interest rate: 1993--3.9%; 1992--
 5.4%........................................................ $300,000 $186,276
Bond issue at interest rate of 8 7/8% due 2001...............  150,000  150,000
Private placement debt at average interest rate of 8.1% due
 1994-1998...................................................  100,000  100,000
Notes payable to insurance company at interest rate of 10.7%
 due 2001....................................................   35,000
Industrial revenue bonds at average interest rate: 1993--
 8.0%; 1992--7.8%; due
 1994-2001...................................................   11,787   12,177
Sundry notes, bonds and mortgages at average interest rate:
 1993--7.3%; 1992--7.6% due 1993-2006........................    6,850    7,519
Present value of capital lease obligations (gross amount:
 1993--$45,784;
 1992--$45,450)..............................................   26,432   24,149
                                                              -------- --------
                                                               630,069  480,121
Less current maturities......................................   39,915    8,170
                                                              -------- --------
Long-term debt............................................... $590,154 $471,951
                                                              ======== ========

  Long-term debt matures in fiscal years: 1994--$39,915,000; 1995-- $339,074,000; 1996--$22,963,000; 1997--$1,707,000; 1998--$51,286,000; 1999-
2006--$175,124,000 total.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

  On December 18, 1991, the Company entered into a credit agreement with fifteen banks to borrow up to $200 million. The agreement has two parts: half is subject to termination December 18, 1995; the other half is available for 364 days subject to annual renewal for successive 364-day periods. Annual fees of 3/16% on the three-year portion and 1/8% on the 364-day portion are charged for these commitments. The agreement provides that loans may be made under either domestic or Eurodollar notes at rates computed under various formulas selected by the Company from among the domestic certificates of deposit rate, prime rate or Eurodollar rate.

  In October 1992, the Company entered into a credit agreement with six banks to borrow up to DM180 million, or the U.S. dollar equivalent. A facility fee of 1/8% per annum is charged for this commitment which expires on January 15, 1994. Loans under this agreement may be made under a selection of prime, DM Eurocurrency or Eurodollar rate formulas.

  The Company entered into a new credit agreement on April 21, 1993, with four banks allowing the Company to borrow up to $200 million or the Canadian dollar equivalent. A facility fee of 1/8% per annum is charged for the $100 million portion of the commitment expiring in April 1994, and 3/16% per annum is charged for the $100 million portion expiring in April, 1996. Loans under the agreement may be made under a selection of rate formulas including prime, the Eurodollar rate in the United States or Canada, or the Canadian Bankers Acceptance rate.

  On June 8, 1993, the Company entered into another revolving credit agreement with four banks allowing the Company to borrow up to $100 million or the Pounds Sterling equivalent. This credit agreement carries a facility fee of 3/16% per annum and expires in October 1995. Loans under this agreement may be made under a selection of rate formulas including prime, the Eurodollar or Eurosterling rates.

  The total amount outstanding under the various lines of credit at September 30, 1993 was $463,563,000 of which $300,000,000 is classified as long-term debt and is included in the 1995 maturities because the Company has the intention to repay a portion of this amount with the proceeds of a public offering of 5 million shares of its common stock and the remainder via other alternative long-term funding. At September 30, 1993, $146,753,000 of the combined lines were unused and available.

  The Company is in compliance with all loan agreements. The industrial revenue bonds, capital lease obligations and mortgages are secured by property and equipment that had a net book value of $23,308,000 at September 30, 1993. As of September 30, 1993, consolidated retained earnings of $386,677,000 were free of restrictions relating to the payment of dividends, repurchases of Company shares and other matters.

  Interest paid approximates the amounts in the statements of income for fiscal years 1993 and 1992. In fiscal 1991, interest paid was $44,500,000.

5. SHAREHOLDERS' EQUITY

  At September 30, 1993, the holders of redeemable serial preferred stock have the option of converting them into 11,524 shares of common stock. The redemption value of such preferred shares (1993--$254,000; 1992--$1,639,000) is included in other liabilities. The Company has 2,164,974 shares of serial preferred stock authorized at September 30, 1993.

  On December 22, 1992, the Company sold 4,025,000 depositary shares, each representing 1/100th of a share of Series AA preferred stock at $50.00 per depositary share totaling $201,250,000, and used the net proceeds to reduce debt. Dividends are cumulative at $2.375 per year per depositary share through January 2, 1996 and $3.25 per depositary share per year thereafter. The dividend is accrued on a straight line basis ($2.875 per depositary share) and accretion for the difference between the accrued and cash dividend amounting to $1,565,000 at September 30, 1993 has been credited to Series AA preferred stock. This series of

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES preferred stock has one vote per share (equivalent to 1/100 vote per depositary share) and is convertible at rate of 1.1201 shares of the Company's common stock per depositary share at any time. The Series AA preferred stock, unless previously converted into common stock, is redeemable by issuance of common stock at the Company's option at the rate of 1.1201 shares of common stock per depositary share (with certain limitations) on or after January 9, 1996 through January 9, 2000. On or after January 9, 2000, this series of preferred stock is redeemable at the Company's option at $50.00 per depositary share. Upon liquidation, Series AA preferred stock has preference equivalent to $50.00 per depositary share plus an amount equal to accrued and unpaid dividends. At September 30, 1993, 4,508,403 shares of common stock were reserved for conversion of the Series AA preferred stock.

  Employee stock options are granted at the market price at dates of grant and expire in ten years. The proceeds of options exercised are credited to shareholders' equity. There are no charges or credits to income in connection with these options. A 1989 plan for the Company's directors enables participants to receive their annual directors' fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the fee and is charged to expense.

  Changes in common shares under option were:

                              DIRECTORS                    EMPLOYEES
                      --------------------------- -----------------------------
                      SHARES   OPTION PRICE RANGE  SHARES    OPTION PRICE RANGE
                      -------  ------------------ ---------  ------------------
September 30, 1990...  53,321   $19.55 to $21.47  2,033,516   $ 8.69 to $35.63
  Granted............  21,865              26.34    478,070    30.75 to  35.00
  Exercised..........  (4,736)   19.55 to  21.47   (309,446)    8.69 to  32.13
  Cancelled..........                               (39,815)    8.69 to  35.00
                      -------   ----------------  ---------   ----------------
September 30, 1991...  70,450    19.55 to  26.34  2,162,325     9.13 to  35.63
  Granted............  18,624              28.69    432,250    31.50 to  38.25
  Exercised..........  (2,391)   19.55 to  26.34   (294,908)    9.13 to  35.63
  Cancelled..........                               (44,070)    9.38 to  38.25
                      -------   ----------------  ---------   ----------------
September 30, 1992...  86,683    19.55 to  28.69  2,255,597    16.13 to  38.25
  Granted............  24,669    30.19 to  40.25    567,817    35.25 to  40.25
  Exercised.......... (17,224)   19.55 to  26.34   (387,916)   16.13 to  38.25
  Cancelled..........                              (211,717)   22.88 to  40.25
                      -------   ----------------  ---------   ----------------
September 30, 1993...  94,128    19.55 to  40.25  2,223,781    16.13 to  40.25
                      =======   ================  =========   ================

  At September 30, 1993, options to purchase 1,140,619 shares were exercisable (1993: employees--1,070,710; directors--69,459; 1992: employees--919,265;
directors--68,059) and 1,263,572 shares were available for grant (1993: employees--782,051; directors--481,521; 1992: employees--1,245,965; directors--
406,190). At September 30, 1993, 8,111,598 shares of common stock were reserved for sales to employee stock plans.

  Effective October 1, 1992 the Company issued options pursuant to the Company's 1986 Stock Option Plan to purchase 107,814 shares of common stock in accordance with the Company's Long-Term Incentive Compensation Plan. The options become exercisable only to the extent that credits are issued pursuant to the plan. The award of credits is conditional upon achieving predetermined performance objectives during the three year period ended September 30, 1995. The value of the awards are charged to expense over the plan period.

  One preferred share purchase right (Right) exists for each outstanding share of common stock (the Shares). The Rights become exercisable ten days after the earlier of a public announcement by another entity

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES that it has acquired beneficial ownership of 20% or more of the Shares or a public announcement of another entity's intention to commence a tender offer to acquire beneficial ownership of 30% or more of the Shares.

  When the Rights become exercisable, each Right will entitle a holder to purchase 1/100th of a share of Series 12 Preferred Stock for an exercise price of $75. If the Company consolidates or merges with another entity, or sells assets that aggregate 50% of its consolidated assets or generates more than 50% of its consolidated operating income or cash flow, then each Right holder will have the right to purchase, for the exercise price, a number of shares of the other entity having a then-current market value equal to twice the exercise price.

  If another entity owning 20% or more of the Shares (a) engages in certain transactions with the Company, or (b) causes the Company to forego or reduce quarterly dividends or take an action that would result in a more than 2% increase in the other entity's proportionate share of the outstanding shares; or if another entity becomes the beneficial owner of 30% or more of the outstanding shares; then each Right holder (other than the other entity) will have the right to purchase, for the exercise price, a number of shares of the Company having a then-current market value equal to twice the exercise price.

  The Rights are redeemable by the Company prior to becoming exercisable at $.05 per Right and expire on February 10, 1998.

6. TAXES ON INCOME--CONTINUING OPERATIONS

  Provision for income taxes:

FISCAL YEAR ENDED           1993     1993     1992     1992    1991     1991
SEPTEMBER 30 (IN           CURRENT DEFERRED  CURRENT DEFERRED CURRENT DEFERRED
THOUSANDS)                 ------- --------  ------- -------- ------- --------
Federal................... $57,200 $(48,149) $45,872 $10,503  $42,218 $(5,560)
Foreign...................   6,602     (948)   5,239            6,501
State.....................   3,706   (1,427)   6,254     435    6,157    (156)
                           ------- --------  ------- -------  ------- -------
Taxes on income........... $67,508 $(50,524) $57,365 $10,938  $54,876 $(5,716)
                           ======= ========  ======= =======  ======= =======

  Deferred taxes resulting from temporary differences between financial and tax accounting:

                                                    1993      1992      1991
FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)     --------  --------  --------
Depreciation..................................... $  4,741  $ (1,658) $  4,656
Lease income recognition.........................   11,993    13,648     6,645
Nondeductible reserves...........................  (67,115)   (5,568)  (12,741)
Other............................................     (143)    4,516    (4,276)
                                                  --------  --------  --------
Deferred taxes................................... $(50,524) $ 10,938  $ (5,716)
                                                  ========  ========  ========

  The principal differences comprising the Company's deferred tax liability at September 30, 1993 are accumulated depreciation, sales-type leasing transactions and nondeductible reserves.

  Components of the effective income tax rate:

                                                               1993  1992  1991
FISCAL YEAR ENDED SEPTEMBER 30                                 ----  ----  ----
Federal....................................................... 34.8% 34.0% 34.0%
State.........................................................  6.1   2.6   3.1
Goodwill...................................................... 16.1   2.0   2.4
Foreign.......................................................  8.2   1.2   1.1
Other.........................................................  3.8   (.2) (1.5)
                                                               ----  ----  ----
Effective income tax rate..................................... 69.0% 39.6% 39.1%
                                                               ====  ====  ====

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

  The effective tax rate for 1993, excluding the restructuring costs, is 39.6%, the same as the effective rate for the year ended September 30, 1992.

  The Company adopted the liability method of accounting for income taxes under SFAS No. 96 for the fiscal year ended September 30, 1988. In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes". As required, the Company will adopt SFAS No. 109 in the first quarter of fiscal 1994. Adoption of this statement will not have a material effect upon the Company's consolidated financial statements.

  Net income tax payments for all operations amounted to $77,487,000 in 1993, $57,861,000 in 1992 and $92,584,000 in 1991.

7. PENSION, POSTRETIREMENT, AND STOCK PURCHASE PLANS

  The Company sponsors defined benefit pension plans for the majority of its employees. The benefits generally are based on years of service and compensation. The Company funds at least the minimum amount required by government regulations. The cost of these plans, together with contributions to multi-employer and defined contribution pension plans ($5,134,000 in 1993, $2,642,000 in 1992 and $3,502,000 in 1991), charged to continuing operations amounted to $12,684,000 for 1993, $7,116,000 for 1992 and $6,687,000 for 1991.

  The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

                                                      1993      1992     1991
FISCAL YEAR ENDED SEPTEMBER 30 (IN THOUSANDS)       --------  --------  -------
Service cost....................................... $ 11,123  $  8,131  $ 7,519
Interest cost on projected benefit obligation......   13,416    11,644   10,003
Actual return on plan assets.......................  (34,238)  (22,732)  (8,031)
Net amortization and deferral......................   17,249     6,520   (6,306)
                                                    --------  --------  -------
Net pension cost................................... $  7,550  $  3,563  $ 3,185
                                                    ========  ========  =======

  Assumptions used in accounting for the company-sponsored defined benefit pension plans were:

                                                            1993   1992   1991
                                                            -----  -----  -----
Weighted average discount rates............................  7.25%  7.75%  8.25%
Rates of increase in compensation levels...................  5.75%  6.25%  6.75%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

  The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans are:

                                                               1993      1992
SEPTEMBER 30 (IN THOUSANDS)                                  --------  --------
Actuarial present value of benefit obligations
  Vested.................................................... $216,926  $143,014
                                                             --------  --------
  Accumulated............................................... $224,431  $145,134
                                                             --------  --------
  Projected................................................. $258,136  $170,883
Plan assets at fair value...................................  254,083   176,547
                                                             --------  --------
Plan assets (less than) in excess of projected benefits.....   (4,053)    5,664
Items not yet recognized
  Net gain..................................................   (7,445)   (5,774)
  Prior service cost........................................    7,737     7,054
  Net asset existing at transition date.....................  (18,260)  (20,101)
Adjustment required to recognize minimum liability..........   (4,902)   (3,890)
                                                             --------  --------
Net pension liability....................................... $(26,923) $(17,047)
                                                             ========  ========

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

  Substantially all of the plan assets at September 30, 1993 are invested in listed stocks, bonds and government securities including common stock of the Company of $39,578,000.

  In July 1993, the Company acquired Butler Paper and its related defined benefit pension plans which had a combined projected benefit obligation of $47,758,000 and combined fair value of plan assets of $41,980,000 as of September 30, 1993.

  In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As required, the Company will adopt SFAS No. 106 in the first quarter of fiscal 1994. This statement requires the accrual of the accumulated postretirement benefit obligation. Upon adoption, the Company intends to elect immediate recognition of the transition obligation which will result in a net of tax charge of $1,560,000, or $.03 per share.

  The majority of the Company's employees are also eligible to participate in the Company's Stock Participation Plan. They may invest 2% to 6% of regular compensation before taxes. The Company contributes an amount equal to two-thirds of the employees' investments and all amounts are invested in the Company's common shares. Employees vest in the Company's contributions upon the completion of five years of service. There is a similar plan for eligible management employees. The cost of these plans charged to continuing operations amounted to $16,174,000 in 1993, $12,797,000 in 1992 and $9,306,000 in 1991.

8. SEGMENT REPORTING

  The Company is organized into two operating segments. Alco Office Products sells, leases, and rents photocopiers, facsimile equipment, micrographic equipment and other automated office equipment and provides equipment service and supplies, copying service and customer financing (through a captive leasing company). Unisource is a distributor of printing and communications paper, industrial paper and plastic products, and produces and distributes other products, including carton sealing tapes, tape dispensing equipment, envelopes and food service disposables.

Amounts for 1993, 1992 and 1991 relative to continuing operations for each segment are presented below (in millions).

                                                                      DEPRECIATION
                                      INCOME               CAPITAL        AND
                         REVENUES  BEFORE TAXES  ASSETS  EXPENDITURES AMORTIZATION
                         --------  ------------ -------- ------------ ------------
1993
Alco Office Products.... $1,585.6    $ 138.8    $1,450.0    $55.9        $45.4
Unisource...............
  United States.........  4,173.7      118.7     1,319.6     18.8         22.3
  Canada................    690.4       18.3       314.3      2.9          6.9
  Restructuring costs...              (175.0)
                         --------    -------    --------    -----        -----
Total Unisource.........  4,864.1      (38.0)    1,633.9     21.7         29.2
                         --------    -------    --------    -----        -----
Operating...............  6,449.7      100.8     3,083.9     77.6         74.6
Unconsolidated
 affiliate..............                (2.5)      118.1
Eliminations and non-
 allocated..............     (5.1)     (73.7)*     146.9      1.2          1.5
                         --------    -------    --------    -----        -----
                         $6,444.6    $  24.6    $3,348.9    $78.8        $76.1
                         ========    =======    ========    =====        =====

- - --------
*Includes interest costs and net corporate expenses.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                                                                      DEPRECIATION
                                      INCOME               CAPITAL        AND
                         REVENUES  BEFORE TAXES  ASSETS  EXPENDITURES AMORTIZATION
                         --------  ------------ -------- ------------ ------------
1992
Alco Office Products.... $1,259.2     $105.2     $ 967.5    $33.8        $37.0
Unisource...............
  United States.........  3,585.1      118.2       988.7     19.1         20.0
  Canada................     82.8        2.3       295.8      1.1           .6
                         --------     ------    --------    -----        -----
Total Unisource.........  3,667.9      120.5     1,284.5     20.2         20.6
                         --------     ------    --------    -----        -----
Operating...............  4,927.1      225.7     2,252.0     54.0         57.6
Investment gain, net....                 6.7
Eliminations and non-
 allocated..............     (2.0)     (59.9)*      69.2       .8          1.7
                         --------     ------    --------    -----        -----
                         $4,925.1     $172.5    $2,321.2    $54.8        $59.3
                         ========     ======    ========    =====        =====
1991
Alco Office Products.... $1,047.1     $ 79.6     $ 781.3    $28.6        $36.3
Unisource...............
  United States.........  3,441.1      113.8       897.3     16.1         18.4
  Canada................     35.8        1.9         8.2       .2           .4
                         --------     ------    --------    -----        -----
Total Unisource.........  3,476.9      115.7       905.5     16.3         18.8
                         --------     ------    --------    -----        -----
Operating...............  4,524.0      195.3     1,686.8     44.9         55.1
Eliminations and non-
 allocated..............     (8.0)     (69.5)*     177.8      2.5          3.1
                         --------     ------    --------    -----        -----
                         $4,516.0     $125.8    $1,864.6    $47.4        $58.2
                         ========     ======    ========    =====        =====

- - --------
  *Includes interest costs and net corporate expenses.

  Revenues, income before taxes and identifiable assets by geographic area from continuing operations for the fiscal years ended September 30 are as follows:

                                                INCOME
                             REVENUES        BEFORE TAXES           ASSETS
(IN MILLIONS)            ------------------  ---------------   -----------------
                           1993      1992     1993     1992      1993     1992
                         --------  --------  ------   ------   -------- --------
Domestic................ $5,649.8  $4,758.3  $ 73.5   $211.9   $2,547.5 $1,838.3
Foreign.................    799.9     168.8    27.3     13.8      536.4    413.7
                         --------  --------  ------   ------   -------- --------
Operating...............  6,449.7   4,927.1   100.8    225.7    3,083.9  2,252.0
Unconsolidated
 affiliate..............                       (2.5)              118.1
Investment gain, net....                                 6.7
Elimination and non-
 allocated..............     (5.1)     (2.0)  (73.7)*  (59.9)*    146.9     69.2
                         --------  --------  ------   ------   -------- --------
    Total............... $6,444.6  $4,925.1  $ 24.6   $172.5   $3,348.9 $2,321.2
                         ========  ========  ======   ======   ======== ========

- - --------
*Includes interest costs and net corporate expenses.

  Included in income before taxes for fiscal 1993 are restructuring costs of $171,500,000 for domestic operations and $3,500,000 for foreign operations.

  The revenue and identifiable assets of the Company's foreign businesses were less than 5% of the consolidated amounts in fiscal year 1991. These operations accounted for 9.3% of income before taxes from continuing operations in fiscal year 1991.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

9. LEASES--CONTINUING OPERATIONS

  Equipment acquired under capital leases is included in property and equipment in the amount of $34,583,000 in 1993 and $30,722,000 in 1992 and the related amounts of accumulated depreciation are $15,735,000 in 1993 and $14,232,000 in 1992. Related obligations are in long-term debt and related amortization is included in depreciation.

  At September 30, 1993, future minimum payments under noncancelable operating leases with remaining terms of more than one year were: 1994--$74,754,000; 1995--$61,821,000; 1996--$49,377,000; 1997--$39,767,000; 1998--$32,123,000;
thereafter--$91,450,000.

  Total rental expense was $68,293,000 in 1993, $56,894,000 in 1992 and
$46,724,000 in 1991.

10. INVESTMENT GAIN

  In fiscal 1992, the Company sold debentures received in the 1989 sale of its equity interest in a former subsidiary which resulted in a pre tax gain of approximately $8,100,000 and also recorded nonrecurring expenses of approximately $1,400,000.

11. CONTINGENCIES

  There were contingent liabilities for taxes, guarantees, lawsuits, and environmental and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

  The Company has been advised that a former subsidiary may assert that the Company is liable to it for certain liabilities arising under the "Coal Industry Health Benefit Act of 1992". Based on consultations with counsel, the Company believes that any such claim would be without merit.

12. FINANCE SUBSIDIARIES

  The Company's wholly-owned finance subsidiaries are engaged in purchasing office equipment from Company dealers and leasing the equipment to customers under direct financing leases.

  Summarized financial information of the finance subsidiaries is as follows:

                                                               1993      1992
SEPTEMBER 30 (IN THOUSANDS)                                  --------  --------
Future minimum lease payments receivable.................... $555,020  $427,441
Less: Unearned income.......................................  (82,102)  (63,975)
                                                             --------  --------
Lease receivables...........................................  472,918   363,466
Accounts receivable and other assets........................   11,151    23,113
                                                             --------  --------
Finance subsidiaries assets................................. $484,069  $386,579
                                                             ========  ========
Debt at average interest rate:
1993--6%; 1992--7.4% due 1994-1996.......................... $413,092  $300,509
Other liabilities...........................................   24,326    23,204
                                                             --------  --------
Finance subsidiary liabilities.............................. $437,418  $323,713
                                                             ========  ========

  The finance subsidiaries results of operations included in the Company's consolidated net income were net income of $8,180,000 in 1993, $6,055,000 in 1992 and $3,591,000 in 1991.

  At September 30, 1993, future minimum payments to be received under direct financing leases were: 1994--$218,418,000; 1995--$171,968,000; 1996--
$106,541,000; 1997--$46,135,000; 1998--$11,958,000.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

13. FINANCIAL INSTRUMENTS

  The Company uses financial instruments in the normal course of its business. These financial instruments include debt, commitments to extend credit and interest rate swap agreements. The notional or contractual amounts of these commitments and other financial instruments are shown in the table on page F-20.

 Concentration of Credit Risk

  The Company is subject to credit risk through trade receivables and short-term cash investments. Credit risk with respect to trade receivables is minimized because of a large customer base and its geographic dispersion. Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. By policy, the Company limits the amount of credit exposure in any one type of investment instrument.

 Interest Rate Swap Agreements

  The Company has entered into interest rate swap agreements to eliminate the impact of changes in interest rates on its finance subsidiary variable rate notes payable. At September 30, 1993, the Company had outstanding interest rate swap agreements with commercial banks, having a total notional principal amount of $92,000,000. Those agreements effectively change the Company's interest rate exposure on $92,000,000 of variable rate notes due in 1994 through 1996 from variable to fixed rates (ranging from 4.7% to 8.4%). The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

 Redeemable Preferred Stock of Subsidiary

  In connection with the acquisition of Erskine House, the Company assumed $25,000,000 of preferred stock which contains mandatory redemption provisions from March 30, 2000 to March 30, 2005. Dividends are payable at an annual rate of 9.14%.

  The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

 Cash, Short-Term Debt and Long Term Receivables

  The carrying amount reported in the balance sheet approximates fair value.

 Debt and Redeemable Preferred Stock of Subsidiary

  The fair value of these instruments is estimated using a discounted cash flow analysis.

 Off-Balance-Sheet Instruments

  Fair values for the Company's off-balance-sheet instruments (interest rate swaps) are based on the estimated costs to terminate the agreements.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  The carrying amounts and fair values of the Company's financial instruments at September 30, 1993 are as follows:

                                                                          FAIR
                                                        CARRYING AMOUNT  VALUE
(IN THOUSANDS)                                          --------------- --------
Long-term debt:
  Notes payable to banks...............................    $300,000     $300,000
  Bond issue at interest rate of 8 7/8% due 2001.......     150,000      176,780
  Private placement debt due 1994-1998.................     100,000      106,450
  Notes payable to insurance company...................      35,000       45,215
  Industrial revenue bonds due 1994-1998...............      11,787       13,638
  Sundry notes, bonds and mortgages due 1993-2006......       6,850        7,081
Finance subsidiaries debt..............................     413,092      418,101
Redeemable preferred stock of subsidiary...............      25,000       30,313
Interest rate swaps....................................                    1,241

14. RESTRUCTURING COSTS

  On September 29, 1993 the Company adopted a plan to restructure its paper distribution business including the following: installation of a customer-focused information system, re-designing of warehouse and transportation management functions, rationalization of management and administrative support functions and consolidation of service center locations. In connection with certain elements of the restructuring plan, the Company recorded a charge to earnings of $175,000,000 ($112,875,000 net of taxes or $2.38 per share) in the fourth quarter of fiscal 1993. The charge will provide for facility consolidation ($60.7 million), severance costs ($48.0 million) and other costs associated with the restructuring plan.

                           ALCO STANDARD CORPORATION
                     VALLEY FORGE, PENNSYLVANIA 19482-0834
                                 (215) 296-8000

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Alco Standard Corporation

Date: May 5, 1994                              /s/ Michael J. Dillon
                                         By____________________________________
                                             (MICHAEL J. DILLON) CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K/A HAS BEEN SIGNED BELOW ON MAY 5, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                 TITLE

           *Ray B. Mundt                 Chairman and Director
- - ------------------------------------
           (RAY B. MUNDT)

          *John E. Stuart                Chief Executive Officer and
- - ------------------------------------      Director (Principal Executive
          (JOHN E. STUART)                Officer)

      /s/ Kurt E. Dinkelacker            Chief Financial Officer (Principal
- - ------------------------------------      Financial Officer)
       (KURT E. DINKELACKER)

       /s/ Michael J. Dillon             Controller (Principal Accounting
- - ------------------------------------      Officer)
        (MICHAEL J. DILLON)

        *J. Mahlon Buck, Jr.             Director
- - ------------------------------------
       (J. MAHLON BUCK, JR.)

       *Paul J. Darling                  Director
- - ------------------------------------

       (PAUL J. DARLING)

       *William F. Drake, Jr.            Director
- - ------------------------------------
      (WILLIAM F. DRAKE, JR.)

       *James J. Forese                  Director
- - ------------------------------------

       (JAMES J. FORESE)

        *Frederick S. Hammer             Director
- - ------------------------------------
       (FREDERICK S. HAMMER)

    *Barbara Barnes Hauptfuhrer          Director
- - ------------------------------------
    (BARBARA BARNES HAUPTFUHRER)

         *Dana G. Mead                   Director
- - ------------------------------------

        (DANA G. MEAD)

          *Paul C. O'Neill               Director
- - ------------------------------------
         (PAUL C. O'NEILL)


          *Rogelio G. Sada               Director
- - ------------------------------------
         (ROGELIO G. SADA)

         *James W. Stratton              Director
- - ------------------------------------
        (JAMES W. STRATTON)

  *By his signature set forth below, Hugh G. Moulton, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K/A on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

      /s/ Hugh G. Moulton
- - ------------------------------------                       May 5, 1994
         (HUGH G. MOULTON)

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

     SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

         COL. A            COL. B    COL. C          COL. D                  COL. E
         ------            ------    ------   --------------------- --------------------------
                                                   DEDUCTIONS       BALANCE AT END OF PERIOD
                                                   ----------       ------------------------
                           BALANCE
                             AT
                          BEGINNING            AMOUNTS    AMOUNTS
   NAME OF DEBTOR(1)      OF PERIOD ADDITIONS COLLECTED WRITTEN OFF  CURRENT     NOT CURRENT
   -----------------      --------- --------- --------- ----------- ----------  --------------
YEAR ENDED SEPTEMBER 30,
1993
- - ------------------------
Hugh G. Moulton.........  $247,000                                                     $247,000
O. Gordon Brewer, Jr....   165,000            $115,000                                   50,000
Hallie H. Gibbs.........   150,000             150,000
William F. Drake, Jr....   121,000                                                      121,000
J. Kenneth Croney.......   115,000                                                      115,000
Raymond A. Peterson.....   111,000             111,000
Peter Shoemaker.........            $150,000                                            150,000

YEAR ENDED SEPTEMBER 30,
1992
- - ------------------------
Hugh G. Moulton.........  $247,000                                                     $247,000
O. Gordon Brewer, Jr....   165,000                                                      165,000
Hallie H. Gibbs.........   150,000                                                      150,000
William F. Drake, Jr....   121,000                                                      121,000
J. Kenneth Croney.......   115,000                                                      115,000
Raymond A. Peterson.....   111,000                                                      111,000

YEAR ENDED SEPTEMBER 30,
1991
- - ------------------------
Hugh G. Moulton.........  $247,000                                                     $247,000
O. Gordon Brewer, Jr....   165,000                                                      165,000
Hallie H. Gibbs.........   150,000                                                      150,000
William F. Drake, Jr....   121,000                                                      121,000
J. Kenneth Croney.......   115,000                                                      115,000
Raymond A. Peterson.....   111,000                                                      111,000
James J. Swearingen.....            $150,000  $150,000

- - --------
(1) The notes receivable are secured by the debtors' pledge of Alco stock, bear interest at 6% and are due upon demand.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

         COL. A             COL. B             COL. C               COL. D       COL. E
         ------             ------             ------           -------------- -----------
                                              ADDITIONS
                                      -------------------------
                                                   CHARGED TO
                          BALANCE AT  CHARGED TO      OTHER                    BALANCE AT
                           BEGINNING   COSTS AND    ACCOUNTS     DEDUCTIONS--    END OF
      DESCRIPTION          OF PERIOD   EXPENSES     DESCRIBE       DESCRIBE      PERIOD
      -----------         ----------- ----------- ------------- -------------- -----------
YEAR ENDED SEPTEMBER 30,
1993
- - ------------------------
Allowance for doubtful
 accounts...............  $23,947,000 $19,702,000 $4,768,000(1) $20,889,000(2) $27,528,000
                          =========== =========== ============= ============== ===========
YEAR ENDED SEPTEMBER 30,
1992
- - ------------------------
Allowance for doubtful
 accounts...............  $20,493,000 $14,636,000 $6,414,000(1) $17,596,000(2) $23,947,000
                          =========== =========== ============= ============== ===========
YEAR ENDED SEPTEMBER 30,
1991
- - ------------------------
Allowance for doubtful
 accounts...............  $15,953,000 $20,078,000   $533,000(1) $16,071,000(2) $20,493,000
                          =========== =========== ============= ============== ===========

- - --------
(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                   ALCO STANDARD CORPORATION AND SUBSIDARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

         COL. A              COL. B        COL. C         COL. D         COL. E(3)        COL. F(4)
         ------              ------        ------         ------         ---------        ---------
                                                      MAXIMUM AMOUNT                   WEIGHTED AVERAGE
                                          WEIGHTED     OUTSTANDING    AVERAGE AMOUNT    INTEREST RATE
 CATEGORY OF AGGREGATE     BALANCE AT      AVERAGE      DURING THE      OUTSTANDING       DURING THE
 SHORT-TERM BORROWINGS    END OF PERIOD INTEREST RATE     PERIOD     DURING THE PERIOD      PERIOD
 ---------------------    ------------- ------------- -------------- ----------------- ----------------
YEAR ENDED SEPTEMBER 30,
1993
- - ------------------------
Notes payable to banks--
 domestic(1)............   $ 1,166,000       3.3%      $164,000,000    $123,999,000           3.3%
Notes payable--foreign..    72,639,000       5.6         72,639,000      18,056,000           5.3
Notes payable--other....       444,000       6.8          1,755,000         968,000           4.5
Commercial paper(2).....    90,000,000       3.2        100,000,000      33,445,000           3.3
YEAR ENDED SEPTEMBER 30,
1992
- - ------------------------
Notes payable to banks--
 domestic(1)............                               $ 39,000,000    $ 23,099,000           3.9%
Notes payable--foreign..   $   241,000       6.3%           835,000         187,000           9.1
Notes payable--other....     1,324,000       4.3          4,752,000       1,377,000           7.5
YEAR ENDED SEPTEMBER 30,
1991
- - ------------------------
Notes payable to banks--
 domestic(1)............                               $212,124,000    $ 95,927,000           7.2%
Notes payable--foreign..   $   528,000       9.5%         1,296,000         242,000          10.3
Notes payable--other....       896,000       7.7          1,935,000       1,196,000           9.0

- - --------
(1) Notes payable to banks represent borrowings under uncommitted but confirmed lines of credit that are supported by bank credit agreements (See note 4 to the consolidated financial statements).
(2) Commercial paper matures generally 30 days from date of issue.
(3) The average amount outstanding during the period was computed by dividing the sum of the daily principal balances by 365.
(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                               INDEX TO EXHIBITS

      3.1 Amended Articles of Incorporation of Alco Standard Corporation, filed as Exhibit 3.1 to Alco's 1991 Form 10-K, are incorporated herein by reference.
      3.2  Code of Regulations of Alco Standard Corporation, as amended
           February 9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.
      4.1  1993 Credit Agreement, dated as of September 30, 1993, among Alco
           Standard Corporation, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-
           K, is incorporated herein by reference.
      4.2  Revolving Credit and Acceptance Agreement, dated as of April 21,
           1993, among Alco Standard Corporation, Unisource Canada Inc. and The
           Toronto Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-
           K, is incorporated herein by reference.
      4.3  Credit Agreement dated October 15, 1992 among Alco Standard
           Corporation and various lending institutions, filed as Exhibit 4.3 to Alco's 1992 10-K, is incorporated herein by reference.
      4.4  Receivables Purchase Agreement and Guarantee between PCA Paper
           Acquisition Inc., Stars Trust, Alco Standard Corporation and Bank of
           Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K, is incorporated herein by reference.
      4.5  Rights Agreement dated as of February 10, 1988 between Alco Standard
           Corporation and National City Bank, filed on February 11, 1988 as
           Exhibit 1 to Alco's Registration Statement on Form 8-A, is incorporated herein by reference.
      4.6  Pursuant to Regulation S-K item 601(b)(iii), Alco Standard
           Corporation agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco Standard Corporation and its subsidiaries.
      10.1 Note Purchase Agreement, dated as of June 15, 1986 between Alco
           Standard Corporation and certain Institutional Investors, filed as
           Exhibit 4.2 to Alco's Current Report, dated July 1, 1988, on Form 8-
           K, is incorporated herein by reference.
      10.2 Long Term Incentive Plan, filed as Exhibit 10.2 to Alco's 1992 Form
           10-K, is incorporated herein by reference.
      10.3 1989 Directors' Stock Option Plan, filed as Exhibit 10.3 to Alco's
           1992 Form 10-K, is incorporated herein by reference.
      10.4 Partners' Stock Purchase Plan, filed as Exhibit 10.4 to Alco's 1992
           Form 10-K, is incorporated herein by reference.
      10.5 1981 Stock Option Plan, filed as Exhibit 10.5 to Alco's 1992 Form
           10-K, is incorporated herein by reference.
      10.6 1986 Stock Option Plan, filed as Exhibit 10.6 to Alco's 1993 Form
           10-K, is incorporated herein by reference.
      10.7 1993 Directors' Stock Option Plan, filed as Exhibit 10.7 to Alco's
           1993 Form 10-K, is incorporated herein by reference.
      10.8 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to Alco's
           1992 Form 10-K, is incorporated herein by reference.

      10.9  1985 Deferred Compensation Plan, filed as Exhibit 10.8 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.10 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to Alco's
            1992 Form 10-K, is incorporated herein by reference.
      10.11 Retirement Plan for Non-Employee Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.
      10.12 Indenture, dated as of April 1, 1986 between Alco Standard
            Corporation and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco Standard Corporation's Registration
            Statement No. 30-4829, is incorporated herein by reference.
      10.13 Share Purchase and Transfer Agreement between IMM Industria
            Beteiligungs GmbH and Alco Standard Corporation, filed as Exhibit
            10.12 to Alco's 1992 Form 10-K, is incorporated herein by
            reference.
      10.14 Offering Document dated May 14, 1993 Entitled "Recommended Cash
            Offers for Erskine House Group", filed as Exhibit 10.14 to Alco's
            1993 Form 10-K, is incorporated herein by reference.
      10.15 Agreement re: Purchase and Sale of Assets among Alco Standard
            Corporation, Georgia-Pacific Corporation and Butler Paper Company,
            filed as Exhibit 10.15 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      11    Statement re: Computation of earnings per share, filed as Exhibit
            11 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.1  Ratio of Earnings to Fixed Charges, filed as Exhibit 12.1 to Alco's
            1993 Form 10-K, is incorporated herein by reference.
      12.2  Ratio of Earnings to Fixed Charges Excluding Captive Finance
            Subsidiaries, filed as Exhibit 12.2 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.3  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends,
            filed as Exhibit 12.3 to Alco's 1993 Form 10-K, is incorporated herein by reference.
      12.4  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
            Excluding Captive Finance Subsidiaries, filed as Exhibit 12.4 to
            Alco's 1993 Form 10-K, is incorporated herein by reference.
      21    Subsidiaries of Alco Standard Corporation, filed as Exhibit 21 to
            Alco's 1993 Form 10-K, is incorporated herein by reference.
      23    Auditors' Consent.
      24    Powers of Attorney; certified resolution re: Powers of Attorney.