Form 10-Q/A
period 1993-12-31
ALCO STANDARD CORP
filed 1994-05-05
CIK 3370

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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

                                                           NAME OF EACH
                                                         EXCHANGE ON WHICH
      TITLE OF CLASS                                        REGISTERED
      --------------                                     -----------------
Common Stock, no par value                             New York Stock Exchange
Preferred Share Purchase Rights                        Philadelphia Stock
                                                       Exchange
Series AA Convertible
  Preferred Stock (Depositary Shares)                  Chicago Stock Exchange

                                                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  THE REGISTRANT HEREBY AMENDS ITS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1993 IN THE MANNER SET FORTH HEREIN.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- - ------------------------------


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

              Consolidated Statements of Income--Three months ended December 31, 1993 and December 31, 1992

              Consolidated Statements of Cash Flows--Three months ended December 31, 1993 and December 31, 1992

              Notes to Consolidated Financial Statements--
              December 31, 1993


    Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
- - ---------------------------


    Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- - ----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1: Financial Statements
- - ----------------------------


                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )


                                                      December 31  September 30
ASSETS                                                   1993          1993
- - ------                                                -----------  ------------
Current Assets
  Cash                                                 $   31,284    $   36,495
  Accounts receivable less allowance for doubtful
   accounts:
    12/93 - $30,255; 9/93 - $27,528                       817,872       855,666
  Inventories                                             660,642       591,964
  Prepaid expenses, deposits and deferred taxes           106,242        92,600
                                                        ---------     ---------
  Total current assets                                  1,616,040     1,576,725
                                                        ---------     ---------

Investment in Unconsolidated Affiliate                    117,398       118,060

Other Investments and Long-Term Receivables                46,736        46,813

Property and Equipment, at cost                           610,550       596,901
  Less accumulated depreciation                           271,104       260,551
                                                        ---------     ---------
                                                          339,446       336,350
                                                        ---------     ---------

Other Assets
  Excess of cost of acquired companies over equity        702,580       694,757
  Miscellaneous                                            72,389        69,662
  Deferred taxes                                           24,447        22,454
                                                        ---------     ---------
                                                          799,416       786,873
                                                        ---------     ---------
Finance Subsidiaries Assets                               518,387       484,069
                                                        ---------     ---------
                                                       $3,437,423    $3,348,890
                                                        =========     =========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )

                                                     December 31   September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                    1993           1993
- - ------------------------------------                 -----------   ------------
Current Liabilities
  Current portion of long-term debt                 $     38,979   $     39,915
  Notes payable                                          247,799        164,249
  Trade accounts payable                                 382,773        426,971
  Accrued salaries, wages and commissions                 61,406         80,097
  Deferred revenues                                      115,688        116,631
  Other accrued expenses                                 206,894        192,311
                                                      ----------     ----------
  Total current liabilities                            1,053,539      1,020,174
                                                      ----------     ----------

Long-Term Debt                                           289,399        590,154

Other Liabilities
  Restructuring costs                                    128,097        142,459
  Workers' compensation and other                        121,010        113,069
                                                      ----------     ----------
                                                         249,107        255,528
                                                      ----------     ----------

Finance Subsidiaries Liabilities;
  including debt of: 12/93 - $446,507; 9/93 -
   $413,092                                              472,200        437,418

Redeemable Preferred Stock of Subsidiary                  25,000         25,000

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
    4,025 depositary shares issued and outstanding       198,403        197,900
  Common stock, no par value: authorized 75,000 shares;
    Issued 12/93 - 54,522 shares; 9/93 - 48,772 shares   552,786        259,031
  Retained earnings                                      671,138        651,373
  Foreign currency translation adjustment                (21,653)       (23,640)
  Cost of common shares in treasury: 12/93 -
    1,456 shares; 9/93 - 1,808 shares                    (52,496)       (64,048)
                                                      ----------     ----------
                                                       1,348,178      1,020,616
                                                      ----------     ----------
                                                  $    3,437,423   $  3,348,890
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

Item 2:   Management's Discussion and Analysis of Results of Operations
- - -----------------------------------------------------------------------
          and Financial Condition and Liquidity
          -------------------------------------


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

                           DECEMBER 31, 1993 FORM 10Q

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                            CONDITION AND LIQUIDITY

                       FINANCIAL CONDITION AND LIQUIDITY


  In December 1993, the Company issued 5,750,000 shares of common stock in a public offering, and the net proceeds of approximately $294 million were used to reduce outstanding debt. This resulted in a decrease of the Company's total debt (excluding finance subsidiaries) to $576 million at December 31, 1993 from $794 million at September 30, 1993. The Company's changes in cash from operating activities included the following for the first quarter of fiscal 1994: $23 million for special purchases of inventory by some AOP companies due to expected price increases; $12 million for Company bonus payments; and $71 million for the reduction of Accounts Payable for the Unisource businesses. For the first quarter of fiscal 1993, such amounts were $40 million, $12 million and $88 million, respectively. At December 31, 1993 debt as a percentage of capitalization was 29.6%, and the current ratio was 1.5 to 1. Finance subsidiaries debt grew by $33 million from September 30, 1993, as a result of increased leasing activity.

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



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a) The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (11) Computation of Earnings Per Share

                             BASIS OF PRESENTATION
                             ---------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K (as amended by Form 10-K/A filed on May 5, 1994) for the year ended September 30, 1993.



Date    May 5, 1994               /s/Michael J. Dillon
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



Date    May 5, 1994               /s/Michael J. Dillon
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