Form 10-Q
period 1994-03-31
ALCO STANDARD CORP
filed 1994-05-13
CIK 3370

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or [ ] Transition
                                           --------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission file number     1-5964
                        -----------------------------------------------------

                          ALCO STANDARD CORPORATION
- -----------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           OHIO                                             23-0334400
- -------------------------------                     -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                  Box 834, Valley Forge, Pennsylvania 19482
- -----------------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


                               (215) 296-8000
- -----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


                                    NONE
- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes     No
    ---    ---

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.

Common Stock, no par value                       53,624,372 shares

                                    INDEX


                 ALCO STANDARD CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
- ------------------------------


    Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets--March 31, 1994
            and September 30, 1993

            Consolidated Statements of Income--Three months ended March 31, 1994 and March 31, 1993;
            Six months ended March 31, 1994 and
            March 31, 1993

            Consolidated Statements of Cash Flows--Six months ended March 31, 1994 and March 31, 1993

            Notes to Consolidated Financial Statements--
            March 31, 1994


    Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity


PART II.  OTHER INFORMATION
- ---------------------------


    Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                        PART I.  FINANCIAL INFORMATION

    Item 1: Financial Statements


                          ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )

                                                              March 31    September 30
ASSETS                                                          1994          1993
- ------                                                       ----------   ------------
Current Assets
  Cash                                                       $   33,135   $   36,495
  Accounts receivable less allowance for doubtful accounts:
    3/94 - $30,668; 9/93 - $27,528                              852,441      855,666
  Inventories                                                   628,257      591,964
  Prepaid expenses, deposits and deferred taxes                 113,479       92,600
                                                             ----------   ----------
  Total current assets                                        1,627,312    1,576,725
                                                             ----------   ----------

Investment in Unconsolidated Affiliate                          116,256      118,060

Other Investments and Long-Term Receivables                      47,551       46,813

Property and Equipment, at cost                                 632,282      596,901
  Less accumulated depreciation                                 286,620      260,551
                                                             ----------   ----------
                                                                345,662      336,350
                                                             ----------   ----------
Other Assets
  Excess of cost of acquired companies
    over equity                                                 704,536      694,757
  Miscellaneous                                                  66,148       69,662
  Deferred taxes                                                 20,746       22,454
                                                             ----------   ----------
                                                                791,430      786,873
                                                             ----------   ----------

Finance Subsidiaries Assets                                     558,214      484,069
                                                             ----------   ----------

                                                             $3,486,425   $3,348,890
                                                             ==========   ==========

See notes to consolidated financial statements.


                         ALCO STANDARD CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                               (in thousands)



                                                          March 31           September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                        1994                 1993
                                                        ------------       ----------------
Current Liabilities
  Current portion of long-term debt                    $     38,342       $     39,915
  Notes payable                                             156,947            164,249
  Trade accounts payable                                    396,659            426,971
  Accrued salaries, wages and commissions                    70,210             80,097
  Deferred revenues                                         117,697            116,631
  Restructuring costs                                        69,940             27,480
  Other accrued expenses                                    146,473            164,831
                                                        ------------       ------------
  Total current liabilities                                 996,268          1,020,174
                                                        ------------       ------------
Long-Term Debt                                              392,674            590,154

Other Liabilities
  Restructuring costs                                        90,000            142,459
  Workers' compensation and other                           135,814            113,069
                                                        ------------       ------------
                                                            225,814            255,528
                                                        ------------       ------------

Finance Subsidiaries Liabilities;
  including debt of: 3/94 - $454,927; 9/93 - $413,092       482,228            437,418

Redeemable Preferred Stock of Subsidiary                     25,000             25,000

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
    4,025 depositary shares issued and outstanding          198,906            197,900
  Common stock, no par value: authorized 75,000 shares;
    Issued 3/94 - 54,522 shares; 9/93 - 48,772 shares       551,051            259,031
  Retained earnings                                         686,747            651,373
  Foreign currency translation adjustment                   (31,574)           (23,640)
  Cost of common shares in treasury: 3/94 -
    979 shares; 9/93 - 1,808 shares                         (40,689)           (64,048)
                                                        ------------       ------------
                                                          1,364,441          1,020,616
                                                        ------------       ------------
                                                       $  3,486,425       $  3,348,890
                                                        ============       ============

See notes to consolidated financial statements.

                          ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                     Three Months Ended           Six Months Ended
                                                          March 31                    March 31
                                                  ------------------------    ------------------------
                                                     1994          1993          1994          1993
                                                  ----------    ----------    ----------    ----------
Revenues
Net sales                                         $1,952,627    $1,477,536    $3,858,616    $2,909,441
Dividends, interest and other income                     899           745         1,849         1,739
Finance subsidiaries                                  15,898        12,312        30,739        23,869
                                                  ----------    ----------    ----------    ----------
                                                   1,969,424     1,490,593     3,891,204     2,935,049
                                                  ----------    ----------    ----------    ----------

Costs and Expenses
Cost of goods sold                                 1,451,184     1,102,613     2,881,318     2,177,173
Selling and administrative                           437,343       324,619       856,440       636,586
Interest                                              10,138         9,713        22,281        21,507
Finance subsidiaries interest                          6,535         5,846        12,827        11,581
                                                  ----------    ----------    ----------    ----------
                                                   1,905,200     1,442,791     3,772,866     2,846,847
                                                  ----------    ----------    ----------    ----------
Income (Loss) from Unconsolidated
   Affiliate                                          (1,157)          654        (1,893)        1,173
                                                  ----------    ----------    ----------    ----------
Income from Continuing Operations,
   Before Taxes                                       63,067        48,456       116,445        89,375
Taxes on Income                                       25,046        18,916        46,570        35,076
                                                  ----------    ----------    ----------    ----------
Income from Continuing Operations                     38,021        29,540        69,875        54,299
Income from Discontinued Operations,
   net of income taxes                                               2,030                       3,218
                                                  ----------    ----------    ----------    ----------
Income before cumulative effect of
   changes in accounting principles                   38,021        31,570        69,875        57,517
Cumulative effect of
   Postretirement benefits other than
      pensions, net of income taxes                                               (1,421)
   Income taxes                                                                    1,421
                                                  ----------    ----------    ----------    ----------
Net Income                                            38,021        31,570        69,875        57,517
Preferred Dividends                                    2,893         2,929         5,786         3,214
                                                  ----------    ----------    ----------    ----------
Net Income Available to Common
   Shareholders                                   $   35,128    $   28,641    $   64,089    $   54,303
                                                  ==========    ==========    ==========    ==========
Earnings Per Share (1)
Continuing operations                                  $0.64         $0.57         $1.24         $1.09
Discontinued operations                                               0.04                        0.07
                                                  ----------    ----------    ----------    ----------
Before cumulative effect of changes
   in accounting principles                             0.64          0.61          1.24          1.16
Cumulative effect of
   Postretirement benefits other than
      pensions, net of income taxes                                                (0.03)
   Income taxes                                                                     0.03
                                                  ----------    ----------    ----------    ----------
                                                       $0.64         $0.61         $1.24         $1.16
                                                  ==========    ==========    ==========    ==========
Cash dividends per share of common stock               $0.25         $0.24         $0.50         $0.48
                                                       =====         =====         =====         =====

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                          ALCO STANDARD CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                    ----------------------
                                                                                        1994         1993
                                                                                     --------     --------
Operating activities
  Net income                                                                       $  69,875    $  57,517
  Additions (deductions) to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation                                                                    34,352       27,631
      Amortization                                                                    12,073       10,613
      Provision for losses on accounts receivable                                     10,473        7,952
      Benefit for deferred income taxes                                                 (287)        (318)
      Change in deferred liabilities                                                     128       (1,640)
      Changes in operating assets and liabilities, net
        of effects from acquisitions and divestitures:
          (Increase) decrease in accounts receivable                                       9      (15,213)
          Increase in inventories                                                    (30,936)     (31,053)
          Increase in prepaid expenses                                               (30,974)      (8,699)
          Decrease in accounts payable, deferred
            revenues and accrued expenses                                            (50,320)     (50,558)
      Miscellaneous                                                                   (4,429)      (8,751)
                                                                                    ---------    ---------
                            Net cash provided (used)                                   9,964      (12,519)

Investing activities
  Proceeds from sale of property and equipment                                         9,417        5,046
  Payments received on long-term receivables                                           6,970        4,124
  Cost of companies acquired, net of cash acquired                                   (18,357)    (156,970)
  Expenditures for property and equipment                                            (51,432)     (38,788)
  Purchase of miscellaneous assets                                                    (3,579)      (5,134)
  Finance subsidiaries receivables - additions                                      (162,304)    (129,938)
  Finance subsidiaries receivables - collections                                      98,339       77,399
                                                                                    ---------    ---------
                            Net cash used                                           (120,946)    (244,261)

Financing activities
  Proceeds from issuance of long-term debt                                           107,995      117,960
  Proceeds from option exercises and sale of treasury shares                          37,165       30,559
  Proceeds from issuance of common stock, net                                        293,511
  Proceeds from issuance of preferred stock, net                                                  196,383
  Proceeds (repayments) from short-term borrowings, net                               (3,278)      75,948
  Long-term debt repayments                                                         (318,340)    (181,569)
  Finance subsidiaries debt - issuance                                                57,143       84,012
  Finance subsidiaries debt - repayments                                             (15,308)     (34,000)
  Dividends paid                                                                     (27,611)     (22,296)
  Purchase of treasury shares                                                        (23,655)     (10,411)
                                                                                    ---------    ---------
                            Net cash provided                                        107,622      256,586
                                                                                    ---------    ---------
Net decrease in cash                                                                  (3,360)        (194)
Cash at beginning of year                                                             36,495       24,386
Cash at end of period                                                               ---------    ---------
                                                                                   $  33,135    $  24,192
                                                                                    =========    =========

See notes to consolidated financial statements.

                           Alco Standard Corporation
                   Notes To Consolidated Financial Statements
                                 March 31, 1994


Note 1:   Accounting Changes
          ------------------

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employer's Accounting for Post Retirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". In adopting SFAS No. 106, the Company has elected to immediately recognize the transition obligation, which resulted in a cumulative effect charge of $1,421,000, net of taxes, or $.03 per share. The new standard for income taxes permitted the Company to recognize the benefit of certain deferred tax assets that was prohibited under the previous standard, SFAS No. 96, which the Company adopted for the fiscal year ended September 30, 1988. The cumulative effect of establishing the net deferred tax asset as of October 1, 1993 was to increase net income by $1,421,000, or $.03 per share.


Note 2:  Common Stock
         ------------

     In December, 1993, the Company issued 5,750,000 shares of common stock in a public offering. The net proceeds from the offering of approximately $294 million were used for repayment of debt. Net income from continuing operations and earnings per share from continuing operations for the fiscal year ended September 30, 1993 would have been $13,288,000 and $.07, respectively, if the offering had occurred on October 1, 1992. Net income and earnings per share for six months ended March 31, 1994 would have been $71,144,000 and $1.20, respectively, if the offering had occurred on October 1, 1993.


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

     On April 20, 1994, the Company amended its $200,000,000 credit agreement dated April 21, 1993 to extend the term of the 364 day portion of the facility to April 19, 1995. The facility fee on the 364 day portion of the agreement was reduced from 1/8% per annum to 1/10%, while the facility fee on the remaining portion of the agreement was reduced from 3/16% per annum to 3/20%.

                          ALCO STANDARD CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1994


Note 4:  Supplemental Information to Statements of Cash Flows
         ----------------------------------------------------

     The Company has presented statements of cash flows for the periods ended March 31, 1994 and 1993 in accordance with SFAS No. 95.

     Interest paid for the six months ended March 31, 1994 was $34,584,000. Interest paid for the six months ended March 31, 1993 approximates the amount disclosed in the accompanying Statement of Income.

     Income tax payments of $40,504,000 and $38,250,000 were made during the six months ended March 31, 1994 and 1993, respectively.

     The total assets for acquisitions amounted to $42,969,000 during the six months ended March 31, 1994 and $171,761,000 during the six months ended March 31, 1993. The excess of cost over acquired equity included in these assets was $21,425,000 and $21,671,000, respectively.

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

                      Three Months Ended March 31, 1994
               Compared with Three Months Ended March 31, 1993
               -----------------------------------------------

     Revenues and income before taxes for the second quarter of fiscal 1994 versus the second quarter of fiscal 1993 were as follows:


                                    Revenues                     Income Before Taxes
                             -----------------------            ----------------------
                               March 31         %                 March 31         %
                             ------------                       -------------
                             1994    1993     Change            1994     1993    Change
                             ----    ----     ------            ----     ----    ------
(in millions)
Alco Office Products        $  544   $  371   46.6%             $ 47.8   $33.5   42.7%
Unisource
  United States              1,268      952   33.2                34.3    28.9   18.7
  Canada                       159      170   (6.5)                2.9     4.3  (32.6)
                            ------   ------                     ------   -----
Total Unisource              1,427    1,122   27.2                37.2    33.2   12.0
                            ------   ------                     ------   -----
Operating                    1,971    1,493   32.0                85.0    66.7   27.4
Unconsolidated affiliate                                          (1.2)     .7
Interest                                                         (10.1)   (9.7)
Eliminations and
  non-Allocated                 (2)      (2)                     (10.6)   (9.2)
                            ------   ------                     ------   -----
                            $1,969   $1,491   32.1%             $ 63.1   $48.5   30.1%
                            ======   ======                     ======   =====


     Alco Office Products (AOP) contributed $173 million of additional revenues, of which $116 million related to current and prior year acquisitions. The remaining $57 million increase reflects continued internal growth in all revenue areas of AOP's base companies, inclusive of service and facilities management businesses. The $316 million increase in revenues from Unisource's U.S. operations includes $260 million from prior year acquisitions and $56 million of internal growth from its base companies. The $11 million revenue decrease in the Unisource Canadian paper businesses reflects a 6% decrease in the average foreign exchange rate.

     AOP's increase in operating income of $14.3 million includes $7 million from current and prior year acquisitions. The remaining $7.3 million of internal growth from its base companies is primarily the result of higher operating contributions from the service and facilities management areas of AOP's businesses, along with increased operating income related to its leasing activities through Alco Capital Resource, Inc.

Operating income from Unisource's U.S. paper operations increased
$5.4 million including $4.3 million from prior year acquisitions and $1.1 million from its base companies. The decrease in operating income in the Canadian paper distribution business of $1.4 million is attributable to the gross margin erosion within the Canadian paper industry along with the negative impact of foreign exchange rates.

     Revenues from the Company's paper and office products operations outside the U.S. was $208 million for the second quarter of fiscal 1994 compared to $191 million for the second quarter of fiscal 1993. The $17 million increase reflects internal growth along with contributions from prior year AOP acquisitions which collectively overcome the $11 million decrease in revenues from the Canadian paper distribution business.

     Operating income from foreign operations was $7 million for the three months ended March 31, 1994, a decline of $700,000 from the prior year which is attributed to the decrease in the operating income of the Canadian paper distribution business along with the negative impact of foreign exchange rates.

     The Company incurred a $1.2 million loss in the second quarter of fiscal 1994, from its investment in an unconsolidated affiliate, IMM Office Systems Gmbh (IMM). For the comparative period in fiscal 1993 the Company recorded a $700,000 equity pickup. While results have undoubtedly been hampered by the German economy, the Company believes that the present joint venture does not offer a positive basis on which to grow the business, absent a recapitalization or restructuring of its ownership. This could result in a devaluation of the Company's investment in IMM.

     Interest expense increased by $400,000, a result of higher average borrowing levels to fund acquisitions and working capital requirements. The increase in income before taxes of 30.1% or $14.6 million is a combined result of improved operations from base companies along with the earnings contributed by acquisitions made in the prior year. The effective income tax rate for the second quarter was 39.7% compared with 39% in fiscal 1993.

                        Six Months Ended March 31, 1994
                 Compared with Six Months Ended March 31, 1993
                 ---------------------------------------------

     Revenues and income before taxes for the first half of fiscal 1994 versus the first half of fiscal 1993 were as follows:


                                    Revenues              Income Before Taxes
                             -----------------------     -----------------------
                                 March 31        %         March 31        %
                             ---------------             -----------
                              1994    1993    Change     1994      1993    Change
                             -----    ----    ------     ----      ----    ------
(in millions)
Alco Office Products         $1,042   $  719    44.9%    $ 90.3    $ 62.0   45.6%
Unisource
  United States               2,534    1,877    35.0       63.2      57.0   10.9
  Canada                        319      342    (6.7)       5.1       8.7  (41.4)
                             ------   ------             ------    ------
Total Unisource               2,853    2,219    28.6       68.3      65.7    4.0
                             ------   ------             ------    ------
Operating                     3,895    2,938    32.6      158.6     127.7   24.2
Unconsolidated affiliate                                   (1.9)      1.2
Interest                                                  (22.3)    (21.5)
Eliminations and
  non-Allocated                  (4)      (3)             (18.0)    (18.0)
                             ------   ------             ------    -----
                             $3,891   $2,935   32.6%     $116.4     $89.4   30.2%
                             ======   ======             ======    ======

     Alco Office Products generated $323 million in increased revenues of which $193 million relates to fiscal 1993 acquisitions and $29 million to fiscal
1994 acquisitions. The remaining $101 million increase reflects continued growth in all revenue areas of AOP's base companies, but particularly in its equipment, service and facilities management businesses. The $657 million increase in revenues from Unisource's U.S. operations includes $512 million from prior year acquisitions and $145 million of internal growth from its base companies. The $23 million revenue decrease in the Unisource Canadian paper businesses is primarily attributable to a 5% decrease in the average foreign exchange rate.

     AOP's operating income increase of $28.3 million includes $10.5 million from prior year acquisitions and $2.4 million from current acquisitions. The remaining $15.4 million increase reflects internal growth from its base companies which is primarily the result of higher operating contributions from the service, facilities management and supply areas of AOP's businesses, along with increased operating income related to its leasing activities through Alco Capital Resource, Inc. Operating income from Unisource's U.S. paper operations increased $6.2 million. This increase represents a contribution of $10.8 million from prior year acquisitions net of a decrease of $4.6 million from its base companies which reflects the gross margin erosion that has been experienced in the paper industry. The Canadian paper distribution business decrease in operating income of $3.6 million is the result of the carryover of certain incremental merger costs related to the Canadian merger plan implemented in fiscal 1993, gross margin erosion within the Canadian paper industry, and the effects of the declining foreign exchange rates.

     Geographically, revenues from the Company's paper and office products operations outside the U.S. was $413 million for the first half of fiscal 1994 compared to $384 million for the same period in the prior fiscal year. The increase reflects $48 million from prior year AOP acquisitions along with $4 million from internal growth offset by a decrease of $23 million from the Canadian paper distribution business.

   Operating income from foreign operations was $12.6 million for the six months ended March 31, 1994, down $2.2 million from the prior year primarily the result of the decrease in operating income of the Canadian paper distribution business along with the negative impact of foreign exchange rates.

     For the first six months of fiscal 1994, the Company incurred a $1.9 million loss from its investment in an unconsolidated affiliate, IMM Office Systems Gmbh., compared to a $1.2 million equity pickup for the comparative period in the prior fiscal year. The German recession has played a part in the $3.1 million decline but, as mentioned previously, the Company intends to analyze IMM's ability to achieve its long-term goals.

     Interest expense increased by $800,000 from the comparable period in fiscal 1993, a result of higher borrowing levels to fund acquisitions and working capital requirements. The increase in income before taxes of 30.2% or $27 million is a combined result of improved operations from our base companies along with the earnings contributed by acquisitions. The effective income tax rate for the current period was 40% compared with 39.2% in fiscal 1993. At March 31, 1994 weighted average shares were 4.7 million shares greater than the 47 million shares at March 31, 1993. This increase includes the impact of a public offering of common stock in December, 1993.

     The Unisource restructuring plan announced in September, 1993 is proceeding as planned, with fifty-five mergers expected to be completed by the end of the third quarter. Since September 30, 1993, Unisource has reduced its employee base by approximately 350. This excludes the data processing personnel that transferred as part of the information technology system outsourcing agreement with Integrated Systems Solutions Corporation, a subsidiary of IBM. This 10 year agreement for $300 million, which is effective January 1, 1994, will provide the information technology system to be implemented as part of the restructuring plan.

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


                       Financial Condition and Liquidity
                       ---------------------------------


     In December 1993, the Company issued 5,750,000 shares of common stock in a public offering, and the net proceeds of approximately $294 million were used to reduce outstanding debt. The Company's total debt (excluding finance subsidiaries) decreased to $588 million at March 31, 1994 from $794 million at September 30, 1993.

     At March 31, 1994 debt as a percentage of capitalization was 29.7%, and the current ratio was 1.6 to 1. Finance subsidiaries debt grew by $42 million from September 30, 1993, as a result of increased leasing activity. The Company had a total of $608 million in bank credit commitments as of March 31, 1994, of which $352 million were unused and available.

     In connection with the Unisource restructuring accrual, the Company estimates that total cash expenditures will amount to $148 million, of which approximately $15 million has been spent to date. Related cash expenditures in the third and fourth quarters are estimated to aggregate to $43 million.

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



Date   May 12, 1994               /s/ Michael J. Dillon
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



Date   May 12, 1994               /s/ Michael J. Dillon
     ---------------------        -----------------------------------
                                  Michael J. Dillon
                                  Controller
                                  (Chief Accounting Officer)

                              Index to Exhibits
                              -----------------



Exhibit Number
- --------------

     (11)      Computation of Earnings Per Share