Form 10-Q
period 1994-06-30
ALCO STANDARD CORP
filed 1994-08-12
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to
                               ---------    ---------
Commission file number     1-5964
                        --------------------------------------------------------

                           ALCO STANDARD CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                             23-0334400
- - -------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                   Box 834, Valley Forge, Pennsylvania 19482
- - --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (215) 296-8000
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ___ No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.

Common Stock, no par value                                   54,254,244 shares

                                     INDEX


                   ALCO STANDARD CORPORATION AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION
- - ------------------------------


      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets--June 30, 1994
              and September 30, 1993

              Consolidated Statements of Income--Three months ended June 30, 1994 and June 30, 1993;
              Nine months ended June 30, 1994 and
              June 30, 1993

              Consolidated Statements of Cash Flows--Nine months ended June 30, 1994 and June 30, 1993

              Notes to Consolidated Financial Statements--
              June 30, 1994


      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

PART II.  OTHER INFORMATION
- - ---------------------------

      Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
- - ----------


                                PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements


                                  ALCO STANDARD CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                                       ( in thousands )


                                                                               June 30                September 30
ASSETS                                                                          1994                     1993
                                                                            ------------              -------------
Current Assets
        Cash                                                                   $    41,848              $    36,495
        Accounts receivable less allowance for doubtful accounts:
                6/94 - $33,248; 9/93 - $27,528                                     876,792                  855,666
        Inventories                                                                612,993                  591,964
        Prepaid expenses, deposits and deferred taxes                              110,194                   92,600
                                                                                 ---------                ---------
        Total current assets                                                     1,641,827                1,576,725
                                                                                 ---------                ---------


Investment in Unconsolidated Affiliate                                                                      118,060

Other Investments and Long-Term Receivables                                         70,292                   46,813

Property and Equipment, at cost                                                    655,716                  596,901
        Less accumulated depreciation                                              302,604                  260,551
                                                                                 ---------                ---------
                                                                                   353,112                  336,350
                                                                                 ---------                ---------

Other Assets
        Excess of cost of acquired companies over equity                           713,978                  694,757
        Miscellaneous                                                               73,651                   69,662
        Deferred taxes                                                              24,127                   22,454
                                                                                 ---------                ---------
                                                                                   811,756                  786,873
                                                                                 ---------                ---------

Finance Subsidiaries Assets                                                        610,248                  484,069
                                                                                 ---------                ---------

                                                                               $ 3,487,235              $ 3,348,890
                                                                                 =========                =========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                               June 30                September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                            1994                     1993
- - ------------------------------------                         -----------             -------------
Current Liabilities
  Current portion of long-term debt                          $    40,820             $     39,915
  Notes payable                                                  149,632                  164,249
  Trade accounts payable                                         395,203                  426,971
  Accrued salaries, wages and commissions                         80,230                   80,097
  Deferred revenues                                              128,610                  116,631
  Restructuring costs                                             75,988                   27,480
  Other accrued expenses                                         144,182                  164,831
                                                             -----------             -------------
  Total current liabilities                                    1,014,665                1,020,174
                                                             -----------             -------------

Long-Term Debt                                                   431,933                  590,154

Other Liabilities
  Restructuring costs                                             65,000                  142,459
  Workers' compensation and other                                142,271                  113,069
                                                             -----------             -------------
                                                                 207,271                  255,528
                                                             -----------             -------------

Finance Subsidiaries Liabilities;
  including debt of: 6/94 - $492,664 ; 9/93 - $413,092           520,806                  437,418

Redeemable Preferred Stock of Subsidiary                                                   25,000

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
    4,025 depositary shares issued and outstanding               199,409                  197,900
  Common stock, no par value: authorized 75,000 shares;
    Issued 6/94 - 54,522 shares; 9/93 - 48,772 shares            549,440                  259,031
  Retained earnings                                              611,691                  651,373
  Foreign currency translation adjustment                        (28,807)                 (23,640)
  Cost of common shares in treasury: 6/94 - 432
    shares; 9/93 - 1,808 shares                                  (19,173)                 (64,048)
                                                             -----------             -------------
                                                               1,312,560                1,020,616
                                                             -----------             -------------
                                                             $ 3,487,235             $  3,348,890
                                                             ===========             =============


See notes to consolidated financial statements.

                                                                          Page 5
                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                       Three Months Ended            Nine Months Ended
                                                            June 30                       June 30
                                                     -----------------------       -----------------------
                                                       1994           1993           1994           1993
                                                     --------       --------       --------       --------
Revenues
Net sales                                           $ 1,983,171   $ 1,532,801    $ 5,841,787    $ 4,442,242
Dividends, interest and other income                        970         1,193          2,819          2,932
Finance subsidiaries                                     17,183        13,201         47,922         37,070
                                                    -----------   -----------    -----------    -----------
                                                      2,001,324     1,547,195      5,892,528      4,482,244
                                                    -----------   -----------    -----------    -----------

Costs and Expenses
Cost of goods sold                                    1,458,835     1,152,037      4,340,153      3,329,210
Selling and administrative                              448,230       327,992      1,304,670        964,578
Interest                                                 10,876         9,667         33,157         31,174
Finance subsidiaries interest                             7,074         5,983         19,901         17,564
                                                    -----------   -----------    -----------    -----------
                                                      1,925,015     1,495,679      5,697,881      4,342,526
                                                    -----------   -----------    -----------    -----------

Income (Loss) from Unconsolidated Affiliate            (115,265)         (689)      (117,158)           484
                                                    -----------   -----------    -----------    -----------
Income (Loss) from Continuing
   Operations, Before Taxes                             (38,956)       50,827         77,489        140,202
Taxes on Income                                           9,350        20,123         55,920         55,199
                                                    -----------   -----------    -----------    -----------
Income (Loss) from Continuing Operations                (48,306)       30,704         21,569         85,003
Income from discontinued operations,
   net of income taxes                                                                                3,218
                                                    -----------   -----------    -----------    -----------
Income (Loss) before cumulative effect of
   changes in accounting principles                     (48,306)       30,704         21,569         88,221
Cumulative effect of
   Postretirement benefits other than
      pensions, net of income taxes                                                   (1,421)
   Income taxes                                                                        1,421
                                                    -----------   -----------    -----------    -----------
Net Income (Loss)                                       (48,306)       30,704         21,569         88,221
Preferred Dividends                                       2,893         2,893          8,679          6,107
                                                    -----------   -----------    -----------    -----------
Net Income (Loss) Available to Common
   Shareholders                                     $   (51,199)  $    27,811    $    12,890    $    82,114
                                                    ===========   ===========    ===========    ===========

Earnings (Loss) Per Share (1)
Continuing operations                                    ($0.95)        $0.58          $0.24          $1.67
Discontinued operations                                                                                0.07
                                                    -----------   -----------    -----------    -----------
Before cumulative effect of changes
   in accounting principles                               (0.95)         0.58           0.24           1.74
Cumulative effect of
   Postretirement benefits other than
      pensions, net of income taxes                                                    (0.03)
   Income taxes                                                                         0.03
                                                    -----------   -----------    -----------    -----------
                                                         ($0.95)        $0.58          $0.24          $1.74
                                                    ===========   ===========    ===========    ===========

Cash dividends per share of common stock                  $0.25         $0.24          $0.75          $0.72
                                                    ===========   ===========    ===========    ===========

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                               Nine Months Ended
                                                                    June 30,
                                                              --------------------
                                                                   1994       1993
                                                              ---------  ---------
Operating activities
 Net income                                                   $  21,569  $  88,221
 Additions (deductions) to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation                                                  51,840     41,530
   Amortization                                                  19,233     15,516
   Provision for losses on accounts receivable                   15,675     12,387
   Benefit for deferred income taxes                               (240)      (380)
   Change in deferred liabilities                                 1,978     (1,561)
   Loss on disposition of investment in IMMOS                   115,265
   Changes in operating assets and liabilities, net
    of effects from acquisitions and divestitures:
     Increase in accounts receivable                            (16,975)   (27,745)
     Increase in inventories                                     (8,366)   (45,465)
     Increase in prepaid expenses                               (17,360)   (11,498)
     Decrease in accounts payable, deferred
      revenues and accrued expenses                             (68,418)   (39,099)
   Miscellaneous                                                 (6,351)    (8,327)
                                                              ---------  ---------
                    Net cash provided                           107,850     23,579

Investing activities
 Proceeds from sale of property and equipment                    14,612      7,576
 Payments received on long-term receivables                       8,513      5,026
 Cost of companies acquired, net of cash acquired               (27,376)  (269,030)
 Expenditures for property and equipment                        (77,438)   (60,144)
 Purchase of miscellaneous assets                                (5,440)    (7,812)
 Finance subsidiaries receivables - additions                  (286,034)  (200,665)
 Finance subsidiaries receivables - collections                 157,012    119,959
                                                              ---------  ---------
                    Net cash used                              (216,151)  (405,090)

Financing activities
 Proceeds from issuance of long-term debt                       111,319    242,301
 Proceeds from option exercises and sale of treasury
  shares                                                         50,600     46,806
 Proceeds from issuance of common stock, net                    293,500
 Proceeds from issuance of preferred stock, net                            196,335
 Proceeds (repayments) from short-term borrowings, net           (5,278)    76,620
 Long-term debt repayments                                     (333,474)  (199,385)
 Finance subsidiaries debt - issuance                           139,880    181,498
 Finance subsidiaries debt - repayments                         (60,308)  (103,672)
 Dividends paid                                                 (45,147)   (36,212)
 Purchase of treasury shares                                    (37,438)   (17,142)
                                                              ---------  ---------
                    Net cash provided                           113,654    387,149
                                                              ---------  ---------
Net increase in cash                                              5,353      5,638
Cash at beginning of year                                        36,495     24,386
                                                              ---------  ---------
Cash at end of period                                         $  41,848  $  30,024
                                                              =========  =========

See notes to consolidated financial statements.

                                                                          Page 7
                           Alco Standard Corporation
                  Notes To Consolidated Financial Statements
                                 June 30, 1994


Note 1:  Accounting Changes
         ------------------

     Effective October 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and SFAS No. 109, "Accounting for Income Taxes". In adopting SFAS No. 106, the Company has elected to immediately recognize the transition obligation, which resulted in a cumulative effect charge of $1,421,000, net of taxes, or $.03 per share. The new standard for income taxes permitted the Company to recognize the benefit of certain deferred tax assets that was prohibited under the previous standard, SFAS No. 96, which the Company adopted for the fiscal year ended September 30, 1988. The cumulative effect of establishing the net deferred tax asset as of October 1, 1993 was to increase net income by $1,421,000, or $.03 per share.


Note 2:  Common Stock
         ------------

     In December, 1993, the Company issued 5,750,000 shares of common stock in a public offering. The net proceeds from the offering of approximately $294 million were used for repayment of debt. Net income from continuing operations and earnings per share from continuing operations for the fiscal year ended September 30, 1993 would have been $13,288,000 and $.07, respectively, if the offering had occurred on October 1, 1992. Net income and earnings per share for nine months ended June 30, 1994 would have been $22,161,000 and $.26, respectively, if the offering had occurred on October 1, 1993.


Note 3:  Investment in Unconsolidated Affiliate
         --------------------------------------

     On June 29, 1994 a preliminary agreement was signed which provides that the Company will sell its 49.9% interest in its unconsolidated affiliate, IMM Office Systems GmbH (IMMOS) for cash plus a passive interest in any subsequent sale of IMMOS. The Company will retain no ongoing liability in the joint venture and the parties will exchange complete mutual releases for past actions. In addition, the Company will be relieved of the covenant not to compete in Europe contained in the joint venture agreement, although the parties will not compete with each other for a period expiring on December 31, 1995. As part of the transaction, the Company will acquire profitable operations in Denmark and France and retain its U.K. based Erskine House operations. The Company recognized the loss on the expected sale of its interest in IMMOS in the quarter ended June 30, 1994. Accordingly, the Company recorded a pre-tax loss of $115.3 million ($95.1 million, net of tax) equating to a loss per share of $1.75 for the quarter. This charge represents

                           Alco Standard Corporation
                  Notes To Consolidated Financial Statements
                                 June 30, 1994


Note 3:  Investment in Unconsolidated Affiliate (Continued)
         -------------------------------------------------

the write-off of Alco's investment in IMMOS, plus certain transactional costs less the expected net cash proceeds from the sale together with related tax benefits. The $117.2 million loss from IMMOS for the nine months ended June 30, 1994 includes $1.9 million which represents the Company's share of IMMOS operating losses for the first half of the fiscal year.

Note 4:  Debt
         ----

     On December 13, 1993, the Company amended its $200 million credit agreement dated December 18, 1991 to extend the term of the 364 day portion of the facility to December 14, 1994 and the three year portion to December 18, 1996.

     On January 14, 1994, the Company amended its DM 180 million credit agreement dated October 15, 1992 to extend the expiration date of the commitment to January 11, 1995.

     On April 20, 1994, the Company amended its $200 million credit agreement dated April 21, 1993 to extend the term of the 364 day portion of the facility to April 19, 1995. The facility fee on the 364 day portion of the agreement was reduced from 1/8% per annum to 1/10%, while the facility fee on the remaining portion of the agreement was reduced from 3/16% per annum to 3/20%.

     On May 13, 1994, the Company entered into an agreement to amend the terms of the $35 million of 10.7% notes and replaced $25 million of 9.14% redeemable preferred stock of a subsidiary. The notes and redeemable preferred stock were assumed in connection with the acquisition of Erskine House Group PLC in fiscal 1993. Under the terms of the new agreement, the Company issued $35 million of 10.51% senior notes which are due in equal annual installments beginning on April 24, 1997 through April 24, 2001 and $25 million of 8.61% senior notes which are due in equal annual installments beginning on April 1, 2000 through April 1, 2005. This is a non-cash transaction which is excluded from the accompanying Consolidated Statements of Cash Flows.

     On April 30, 1994, the Company issued two promissory notes representing the Company's investment in a limited partnership which is constructing affordable housing units. Each promissory note is for $4,962,500, bears interest at 7.25%, and is due in installments beginning on January 1, 1995 through January 1, 2001. This is a non-cash transaction which is excluded from the accompanying Consolidated Statements of Cash Flows.

                           Alco Standard Corporation
                  Notes To Consolidated Financial Statements
                                 June 30, 1994


Note 4:  Debt (Continued)
         ---------------

     On June 22, 1994, the Company issued two additional promissory notes representing the Company's investment in two limited partnerships which are constructing affordable housing units. One promissory note is for $4,665,616, bears interest at 7.78%, and is due in annual installments beginning on April 3, 1995 through April 1, 2002. The other note is for $4,988,750, bears interest at 6.58%, and is due in annual installments beginning on March 1, 1995 through March 1, 2001. This is a non-cash transaction which is excluded from the accompanying Consolidated Statements of Cash Flows.

Note 5:  Supplemental Information to Statements of Cash Flows
         ----------------------------------------------------

     The Company has presented statements of cash flows for the periods ended June 30, 1994 and 1993 in accordance with SFAS No. 95.

     Interest paid for the nine months ended June 30, 1994 was $56,600,000. Interest paid for the nine months ended June 30, 1993 approximates the amount disclosed in the accompanying Statements of Income.

     Income tax payments of $47,493,000 and $50,750,000 were made during the nine months ended June 30, 1994 and 1993, respectively.

     The total assets for acquisitions amounted to $84,675,000 during the nine months ended June 30, 1994 and $285,862,000, which included the joint venture investment in IMMOS of $122,500,000 during the nine months ended June 30, 1993. The excess of cost over acquired equity included in these assets was $35,681,000 at June 30, 1994 and $128,351,000 including $96,066,000 relating to IMMOS at June 30, 1993.

Note 6:  Medium Term Note Program
         ------------------------

     As of July 1, 1994, Alco Capital Resource, Inc. (ACR) may offer from time to time Medium Term Notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes will be offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of ACR or repayment at the option of the Holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates will be determined based on market conditions at the time of issuance.

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

                        Three Months Ended June 30, 1994
                 compared with Three Months Ended June 30, 1993
                 ----------------------------------------------

     Revenues and income (loss) before taxes for the third quarter of fiscal 1994 compared to the third quarter of fiscal 1993 were as follows:


                                    Revenues                   Income (Loss) Before Taxes
                            -----------------------            --------------------------
                                June 30         %                  June 30           %
                            ----------------                   ----------------
                             1994    1993    Change            1994        1993    Change
                            -----   -----    ------            ----        ----    ------
(in millions)
Alco Office Products        $  589  $  386  52.6%              $  54.1    $34.3     57.7 %
Unisource:
  United States              1,253     988  26.8                  40.8     27.2     50.0
  Canada                       161     175  (8.0)                  4.2      5.8    (27.6)
                            ------  ------                     -------    -----
Total Unisource              1,414   1,163  21.6                  45.0     33.0     36.4
                            ------  ------                     -------    -----
Operating                    2,003   1,549  29.3                  99.1     67.3     47.3
Unconsolidated Affiliate                                        (115.3)     (.7)
Interest Expense                                                 (10.9)    (9.7)
Eliminations and
  Non-Allocated                 (2)     (2)                      (11.9)    (6.1)
                            ------  ------                     -------    -----
                            $2,001  $1,547  29.3%              $ (39.0)   $50.8
                            ======  ======                     =======    =====


     Alco Office Products (AOP) contributed $203 million of additional revenues, of which $146 million related to current and prior year acquisitions. The remaining $57 million increase reflects continued internal growth in all revenue areas of AOP's base companies, but primarily in the equipment, service and facilities management businesses. The $265 million increase in revenues from Unisource's U.S. operations includes $250 million from prior year acquisitions and $15 million of internal growth from its base companies. The $14 million revenue decrease in the Unisource Canadian paper businesses is primarily attributable to the 8% decrease in the average foreign exchange rate.

     AOP's increase in operating income of $19.8 million includes $9.2 million from current and prior year acquisitions. The remaining $10.6 million of internal growth from its base companies is primarily the result of higher operating contributions from the service, supplies and facilities management areas of AOP's businesses, along with increased operating income related to AOP's leasing activities through Alco Capital Resource, Inc. Operating income from Unisource's U.S. paper operations increased $13.6 million including $6.7 million from prior year acquisitions and $6.9 million from its base companies. The internal growth is attributable to improved gross margins and expense reductions associated with the restructuring plan. The decrease in operating income in the Canadian paper distribution business of $1.6 million is a result of the negative impact of foreign exchange rates along with an increase in operating expenses at a rate in excess of the growth in revenues and gross margins.

        Revenues from the Company's paper and office products operations outside the U.S. were $209 million for the third quarter of fiscal 1994 compared to $197 million for the third quarter of fiscal 1993. The $12 million increase reflects internal growth in the AOP operations along with contributions from prior year AOP acquisitions. These results collectively more than offset the $14 million decrease in revenues from the Canadian paper distribution business.

        Operating income from foreign operations was $8.5 million for the three months ended June 30, 1994, a decline of $500,000 from the prior year which is attributed to the decrease in the operating income of the Canadian paper distribution business. The decrease in foreign paper distribution operating income was offset by positive contributions from the AOP foreign operations of $1.1 million.

        The 49.9% investment in IMM Office Systems (IMMOS) marked the entry of the Company into the European market, and was to serve as a base for further expansion in Europe. The venture agreement provided the Company with the option of acquiring the remaining shares of IMMOS over a three-year period beginning in 1996 if IMMOS achieved certain operating goals. However, the capital structure and organizational complexities of IMMOS, exacerbated by the distressed European economy and operational differences among the venture partners, have prevented IMMOS from progressing toward those goals. As a result, on June 29, 1994 a preliminary agreement was signed which provides that the Company will sell its 49.9% interest in IMM Office Systems (IMMOS) for cash plus a passive interest in any subsequent sale of IMMOS. The Company will retain no ongoing liability in the joint venture and the parties will exchange complete mutual releases for past actions. In addition, the Company will be relieved of the covenant not to compete in Europe contained in the joint venture, although the parties will not compete with each other for a period expiring on December 31, 1995. As part of the transaction, the Company will acquire profitable operations in Denmark and France and retain its U.K. based Erskine House operations. The Company recognized a loss on the expected sale of its interest in IMMOS in the quarter ended June 30, 1994, and recorded a pre-tax loss of $115.3 million ($95.1 million, net of tax) equating to a loss per share of $1.75 for the quarter. This charge represents the write-off of Alco's investment in IMMOS plus certain transactional costs less the expected net cash proceeds from the sale together with related tax benefits.

        Interest expense increased by $1.2 million, a result of higher average interest rates and debt levels. The $89.8 million decrease in income before taxes represents a $25.5 million earnings improvement relating to the base companies along with current and prior year acquisitions and a $115.3 million loss on the expected sale of the investment in IMMOS. Income taxes for the third quarter include a $20.2 million benefit on the loss on disposition of IMMOS. Excluding the related tax benefit on this loss, the effective income tax rate for the third quarter was 38.7% compared with 39.6% in fiscal 1993. The increase of 6 million in weighted average shares for the quarter ended June 30, 1994 compared to the comparable period of the prior year is primarily attributable to a public offering of common stock in December 1993. The $.95 loss per share for the current quarter includes a $1.75 loss per share relating to the expected sale of the investment in IMMOS and earnings per share of $.80 relating to the operations of the base companies along with current and prior year acquisitions. Earnings per share for the comparable period in the prior fiscal year was $.58.

                        Nine Months Ended June 30, 1994
                 compared with Nine Months Ended June 30, 1993
                 ---------------------------------------------

        Revenues and income before taxes for the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993 were as follows:

                                    Revenues                     Income Before Taxes
                            -----------------------            ------------------------
                                June 30         %                  June 30          %
                            ----------------                   ---------------
                              1994    1993    Change           1994       1993   Change
                            ------    ----    ------           ----       ----   ------
   (in millions)
   Alco Office Products     $1,632  $1,105     47.7%        $ 144.4     $ 96.3     49.9 %
   Unisource:
     United States           3,786   2,865     32.1           104.0       84.2     23.5
     Canada                    480     517     (7.2)            9.4       14.5    (35.2)
                             -----   -----                    -----      -----
   Total Unisource           4,266   3,382     26.1           113.4       98.7     14.9
                             -----   -----                    -----      -----
   Operating                 5,898   4,487     31.4           257.8      195.0     32.2
   Unconsolidated Affiliate                                  (117.2)        .5
   Interest Expense                                           (33.2)     (31.2)
   Eliminations and
     Non-Allocated              (5)     (5)                   (29.9)     (24.1)
                             -----   -----                    -----      -----
                            $5,893  $4,482     31.5%        $  77.5     $140.2    (44.7)%
                             =====   =====                    =====      =====

        Alco Office Products generated $527 million in increased revenues of which $283 million relates to fiscal 1993 acquisitions and $84 million to fiscal 1994 acquisitions. The remaining $160 million increase reflects continued growth in all revenue areas of AOP's base companies, but particularly in its equipment, service and facilities management businesses. The $921 million increase in revenues from Unisource's U.S. operations includes $762 million from Butler Paper, a fiscal 1993 acquisition and $159 million of internal growth from its base companies. The $37 million revenue decrease in the Unisource Canadian paper businesses is primarily attributable to a 6% decrease in the average foreign exchange rate.

        AOP's operating income increase of $48.1 million includes $16.1 million from prior year acquisitions and $6 million from current year acquisitions. The remaining $26 million increase reflects internal growth from its base companies which is primarily the result of higher operating contributions from the service, supply and facilities management areas of AOP's businesses, along with increased operating income related to its leasing activities through Alco Capital Resource, Inc. Operating income from Unisource's U.S. paper operations increased $19.8 million. This increase represents a contribution of $17.5 million from prior year acquisitions and $2.3 million from its base companies. The internal growth is attributable to improved gross margins and expense reductions realized in the third quarter offset primarily by lower comparable margins experienced in the first and second quarters. The Canadian paper distribution business decrease in operating income of $5.1 million is the result of the carryover of certain incremental merger costs related to the Canadian merger plan implemented in fiscal 1993, gross margin erosion in the first half of the fiscal year, and the effects of the declining foreign exchange rates.

        Geographically, revenues from the Company's paper and office products operations outside the U.S. were $621 million for the first nine months of fiscal 1994 compared to $581 million for the same period in the prior fiscal year. The increase reflects $71 million from the European operations of Erskine acquired in fiscal 1993 along with $6 million from AOP internal growth offset by a decrease of $37 million from the Canadian paper distribution business.

        Operating income from foreign operations was $20.5 million for the nine months ended June 30, 1994, down $2.9 million from the prior year primarily the result of the decrease in operating income of the Canadian paper distribution business. The decrease in foreign paper distribution operating income was offset by positive contributions from the AOP foreign operations of $2.2 million.

          For the nine months ended June 30, 1994, the Company has recorded a loss of $117.2 million relating to its investment in IMMOS which includes the $1.9 million loss on its investment as of March 31, 1994 along with the $115.3 million loss recorded in the third quarter on the expected sale of its investment in IMMOS.

        Interest expense increased by $2 million from the comparable period in fiscal 1993, a result of higher interest rates along with higher borrowing levels to fund acquisitions and working capital requirements. The decrease in income before taxes of $62.7 million is a result of the $115.3 million loss on the expected disposition of IMMOS and a $52.6 million earnings improvement from our base companies, current and prior year acquisitions. The effective income tax rate for the current period excluding the effect of the expected sale of IMMOS was 39.5% compared with 39.4% in fiscal 1993. At June 30, 1994 weighted average shares were 6 million shares greater than the 47 million shares at June 30, 1993. This increase includes the impact of a public offering of common stock in December, 1993.

        The Unisource restructuring plan announced in September, 1993 is proceeding as planned, with seventy-seven facility mergers expected to be completed by the end of the fourth quarter. Since September 30, 1993, Unisource has reduced its employee base by approximately 700. This excludes the data processing personnel that transferred as part of the information technology system outsourcing agreement with Integrated Systems Solutions Corporation, a subsidiary of IBM. This 10 year agreement for $300 million, which was effective January 1, 1994, will provide the information technology system to be implemented as part of the restructuring plan.

        During the first quarter of fiscal 1994, the Company adopted Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and Financial Accounting Standard No. 109, "Accounting for Income Taxes"; the combined effect on earnings of these accounting changes was neutral.

                       Financial Condition and Liquidity
                       ---------------------------------


        In December 1993, the Company issued 5,750,000 shares of common stock in a public offering, and the net proceeds of approximately $294 million were used to reduce outstanding debt. On May 13, 1994, the Company entered into an agreement retiring $25 million of redeemable preferred stock of a subsidiary and issued senior notes in an equivalent amount.

        The Company's total debt (excluding finance subsidiaries) decreased to
   $622 million at June 30, 1994 from $794 million at September 30, 1993.    At
   June 30, 1994 debt as a percentage of capitalization was 32.2% and the current ratio was 1.6 to 1. The Company had a total of $613 million in bank credit commitments as of June 30, 1994, of which $365 million were unused and available.

        Finance subsidiaries debt grew by $80 million from September 30, 1993, a result of increased leasing activity. As of July 1, 1994, Alco Capital Resource, Inc. (ACR) may offer from time to time Medium Term Notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. These notes will be offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of ACR or repayment at the option of the Holder, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates will be determined based on market conditions at the time of issuance.

        In connection with the Unisource restructuring accrual, the Company estimates that total cash expenditures will amount to $148 million, of which approximately $39 million has been spent to date. Related cash expenditures in the fourth quarter are estimated to aggregate to $21 million.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a) The following Exhibit is furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (3)  Amended and Restated Articles
                           of Incorporation

          Exhibit No. (11) Computation of Earnings Per Share

      (b) On June 30, 1994, the Registrant filed a Current
          Report on Form 8-K to announce that the
          Registrant had reached a preliminary agreement with its equity partners in IMM Office Systems
          (IMMOS) for the dissolution of the German-based joint venture and its expected sale of its investment in IMMOS.

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



Date     August 12, 1994          /s/Michael J. Dillon
     ---------------------        ----------------------------------
                                  Michael J. Dillon
                                  Vice President and Controller



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


                                  ALCO STANDARD CORPORATION



Date     August 12, 1994          /s/Michael J. Dillon
     ---------------------        -----------------------------------
                                  Michael J. Dillon
                                  Vice President and Controller
                                  (Chief Accounting Officer)

                               Index to Exhibits
                               -----------------



Exhibit Number
- - --------------

     (3)      Amended and Restated Articles of Incorporation

     (11)     Computation of Earnings Per Share