Form 10-K
period 1994-09-30
ALCO STANDARD CORP
filed 1994-11-29
CIK 3370

             AS FILED WITH THE COMMISSION ON NOVEMBER 29, 1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1994

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from       to

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

    Registrant's telephone number, including area code: (610) 296-8000

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

Series AA Convertible Preferred Stock              New York Stock Exchange
  (Depositary Shares)
Securities registered pursuant to
  Section 12(g) of the Act: None

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X  NO ___
    ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 28, 1994 WAS APPROXIMATELY $2,890,211,891 BASED UPON THE LAST SALES PRICE OF $55 3/8 PER COMMON SHARE AND $64 PER DEPOSITARY SHARE OF SERIES AA CONVERTIBLE PREFERRED STOCK AS REPORTED IN THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE. FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT AND THE TRUSTEES OF THE REGISTRANT'S PENSION PLAN AND STOCK PURCHASE PLANS WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 28, 1994 WAS 54,581,560.

                      DOCUMENTS INCORPORATED BY REFERENCE
   PARTS I AND II--REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR
                            ENDED SEPTEMBER 30, 1994

     PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF
                                  SHAREHOLDERS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           Alco Standard Corporation
                                 SEC FORM 10-K
                               SEPTEMBER 30, 1994

                                     PART I

ITEM 1. BUSINESS.

  Alco Standard Corporation ("Alco") was incorporated in Ohio in 1952 and is the successor to a business incorporated under a similar name in 1928. The term "Alco" generally includes Alco Standard Corporation and its subsidiaries and divisions. The address of Alco's principal executive offices is P.O. Box 834, Valley Forge, Pennsylvania 19482 (telephone number: (610) 296-8000).

  Alco markets and distributes office equipment and paper. In fiscal 1994, Alco had annual revenues of approximately $8 billion. The information concerning revenues, income before taxes and assets attributable to each of Alco's business segments for each of the three years in the period ended September 30, 1994 set forth under "Segment Data" in the consolidated financial statements included on page 42 of Alco's Annual Report to Shareholders for the fiscal year ended September 30, 1994 ("1994 Annual Report") is incorporated herein by reference.

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

  AOP has locations throughout the United States, Canada and in Europe (primarily in the United Kingdom). These companies comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represent the only independent distribution network with national scope. AOP competes against numerous competitors over a wide range of markets, competing on the basis of price, quality of service, and product performance.

  AOP distributes the products of numerous manufacturers, including Canon, Ricoh and Sharp, throughout 47 states, four Canadian provinces and in Europe. Customers include large and small businesses, professional firms and government agencies.

  During fiscal 1992, 1993 and 1994, AOP accounted for approximately 26%, 25% and 28%, respectively, of Alco's consolidated revenues, and 47%, 50% and 55%, respectively, of Alco's operating income (excluding Unisource restructuring costs in 1993).

  During fiscal 1994, AOP acquired 45 office products companies in the United States and Canada, with an aggregate of over $200 million in annualized revenues. AOP also expanded Erskine House Ltd., its office equipment distribution network based in the United Kingdom, through two contiguous acquisitions. In addition, as part of the IMM divestiture (described on page 3 hereof), AOP acquired operations in Denmark and France.

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

  During fiscal 1992, 1993 and 1994, Unisource accounted for approximately 74%, 75% and 72%, respectively, of Alco's consolidated revenues from continuing operations, and 53%, 50%, and 45%, respectively, of Alco's operating income (excluding Unisource restructuring costs in 1993).

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

  Unisource has locations throughout the United States and Canada. In the aggregate, Unisource occupies over 17 million square feet of space.

  In June 1994, Unisource acquired Larsen Packaging Equipment Company, a distributor of packaging film and equipment located in St. Louis, Missouri, with approximately $10 million in annual revenues.

               INFORMATION CONCERNING ALCO'S BUSINESS IN GENERAL

                               RESTRUCTURING PLAN

  In September 1993, the Board of Directors approved a restructuring plan for Alco's paper distribution business and changed the name of such business from "Paper Corporation of America" to "Unisource Worldwide, Inc." As a result of the restructuring, a pretax charge of $175 million was recorded in the fourth quarter of fiscal 1993.

  The Unisource restructuring plan was adopted as a proactive response to changes in the business environment in which Unisource operates. In recent periods, mills have experienced overcapacity, resulting in depressed pricing and pressure on distributors' margins. The usage and demand for paper has shifted significantly because of consolidation in the commercial printing industry, enhancements in imaging technology and the related growth in the reprographics segment. Customers are increasingly requiring distributors to provide enhanced services and greater capabilities.

  Most facets of the Unisource restructuring plan are proceeding as planned, with 68 facility consolidations substantially completed by the end of fiscal 1994. By September 30, 1994, Unisource reduced its employee base by approximately 725. This excludes the data processing personnel who transferred to Integrated Systems Solutions Corporation ("ISSC"), a subsidiary of IBM, as part of an information technology system outsourcing agreement with ISSC. This ten-year agreement for $300 million, which was effective January 1, 1994, will provide the information technology system to be implemented as part of the restructuring plan. The agreement was also expanded to automated warehouse and truck routing systems at an estimated cost of approximately $30 million over the ten-year period of the agreement. Due to a change in software, initial implementation of the information technology system was postponed by six months. This is not anticipated to delay the completion of the restructuring plan by the end of fiscal 1996.

                       BOARD AND MANAGEMENT CHANGES


  Three new members were elected in 1994 to Alco's Board of Directors: Paul J. Darling II, Chairman, President and Chief Executive of Corey Steel Company; James J. Forese, IBM Vice President, Chairman of IBM Credit Corporation and a member of IBM's Worldwide Management Council; and Dana J. Mead, President and Chief Executive Officer of Tenneco, Inc., Chairman and Chief Executive Officer of Case Corporation, a Tenneco subsidiary and former Executive Vice President and Director of International Paper Company. Retiring from the Board were Robert H. Potts and William J. Scharffenberger.

  Among other executive changes during the 1994 fiscal year, J. Kenneth Croney was appointed General Counsel of Alco succeeding Hugh G. Moulton, who continues as Executive Vice President. Kathleen M. Burns, Treasurer, and Michael J. Dillon, Controller, were named corporate vice presidents of Alco.

  In August 1994, William T. Leith was named Executive Vice President of Unisource with responsibility for all Unisource's U.S. operations. Mr. Leith was formerly President of Distribix (a Unisource operating company located in St. Louis, Missouri) and President of the Unisource Central Region. Jack H. Keeney, formerly Vice President--Finance of Distribix, was appointed Unisource's Vice President, Finance--U.S. Operations. Raymond A. Peterson was named Executive Vice President of Unisource's Canadian Operations.

  Two former AOP operating company presidents joined AOP group management in fiscal 1994 in new executive vice president positions. In June 1994, Peter W. Shoemaker was appointed Executive Vice President of AOP with responsibility for all North American operations. In July 1994, Michael S. Koether was appointed Executive Vice President--Marketing of AOP with responsibility for all North American marketing and acquisition activities.

  On October 17, 1994, Ray B. Mundt, who served as Chief Executive Officer from 1980 until August 1993, announced his retirement from his ongoing duties as an officer of Alco, effective December 31, 1994. Mr. Mundt will continue in his duties as Chairman of the Board during fiscal 1995 and will remain available to provide guidance and advice in the future as appropriate.

                                EQUITY OFFERINGS

  In December 1993, Alco completed a public offering of 5,750,000 shares of common stock, and used the net proceeds of approximately $294 million primarily to reduce outstanding debt.

                                  DIVESTITURES

  In October 1992, Alco made a 49.9% investment in IMM Office Systems ("IMMOS"), a European office equipment distribution joint venture, marking Alco's entry into the European market. Alco's investment in IMMOS was intended to serve as a base for further expansion in Europe. The venture agreement provided Alco with the option of acquiring the remaining shares of IMMOS over a three-year period beginning in 1996 if IMMOS achieved certain operating goals. However, the capital structure and organizational complexities of IMMOS, exacerbated by the distressed European economy and operational differences among the venture partners, prevented IMMOS from progressing toward those goals. As a result, in September 1994, Alco sold its 49.9% interest in IMMOS for cash plus a passive interest in any subsequent sale of IMMOS for five years. Alco retains no ongoing liability in the joint venture and the parties exchanged complete mutual releases for past actions. In addition, Alco was relieved of the covenant not to compete in Europe contained in the joint venture agreement, although the parties will not compete with each other for a period expiring on December 31, 1995. As part of the transaction, Alco acquired profitable operations in Denmark and France and retained limited operations in Germany. Alco recognized a loss on the sale of its interest in IMMOS in the quarter ended June 30, 1994, and recorded a pre-tax loss of $115.3 million ($95.1 million, net of tax) equating to a loss per share of $1.75 for the quarter ($1.77 for fiscal 1994). This charge represents the write-off of Alco's investment in IMMOS plus certain transactional costs less cash proceeds from the sale together with related tax benefits.

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

  Many of Alco's operations are required to carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1994, inventories accounted for approximately 36% of Alco's total current assets.

                              PROPRIETARY MATTERS

  Alco has a number of patents, licenses and trademarks. Alco does not believe, however, that any patent, license or trademark is material to its operations as a whole.

                            ENVIRONMENTAL REGULATION

  Environmental laws and liabilities relating to Alco's current businesses (which are primarily distribution operations) have not had and are not expected to have a material adverse effect upon Alco's capital expenditures, earnings or competitive position. Although Alco has retained certain environmental liabilities relating to the predivestiture operations of its divested manufacturing companies, such environmental liabilities have not had and are not expected to have a material adverse effect on Alco. While it is not possible to estimate what expenditures may be required in order for Alco to comply with environmental laws or discharge environmental liabilities in the future, Alco does not believe that such expenditures will have a material adverse effect on it or its operations as a whole.

                                   EMPLOYEES

  At September 30, 1994, Alco had approximately 30,600 employees.

                               FOREIGN OPERATIONS

  Alco's operations in Canada distribute paper, industrial supplies and packaging products, and distribute and service office equipment. Alco's European operations distribute and service office equipment. Alco's 49.9% equity interest in IMMOS, a German-based office equipment distribution network, was divested in September 1994 (See "Divestitures", on page 3 hereof). Information concerning revenues, income before taxes and identifiable assets of Alco's foreign operations for each of the three years in the period ended September 30, 1994 set forth in note 9 to the consolidated financial statements included in Alco's 1994 Annual Report is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.


  There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.

ITEM 2. PROPERTIES.

  At September 30, 1994, Alco owned or leased facilities in 47 states, nine Canadian provinces and in Europe. These properties occupy a total of approximately 22.6 million square feet of which approximately 8.1 million square feet are owned and the balance are leased under lease agreements with various expiration dates. Alco believes that none of its properties is materially important to its operations as a whole, and believes that its facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  Alco does not believe that the outcome of lawsuits or other legal proceedings to which it is a party will materially affect Alco or its operations as a whole. However, Alco is presently in arbitration with a former subsidiary, which has asserted that Alco is liable to it for certain liabilities arising under the Coal Industry Health Benefit Act of 1992. Based on consultation with its counsel, Alco does not believe that it is responsible for such liabilities and, therefore, no provision for this matter has been recorded in Alco's financial statements for the fiscal year ended September 30, 1994. In the event that the arbitrators decide in favor of the claimant, Alco estimates that it would be obligated to pay approximately $36 million over a twenty-year period which would result in an after-tax charge of approximately $23 million to discontinued operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (No response to this item is required.)

                               ----------------

                           EXECUTIVE OFFICERS OF ALCO

  The following is a list of Alco's executive officers, their ages and their positions with Alco or its subsidiaries for the last five years.

                               ----------------

                NAME                AGE    POSITION (AND YEAR ELECTED OR YEARS SERVED)
                ----                ---    -------------------------------------------
 John E. Stuart...................   50 Chief Executive Officer and President (1993);
                                        Vice President (1989-1993) and Group President
                                        (1985-1993)

 Ray B. Mundt.....................   66 Chairman (1986); Chief Executive Officer (1980-
                                        1993)

 William F. Drake, Jr. ...........   62 Vice Chairman (1984)

 Kurt E. Dinkelacker..............   41 Executive Vice President and Chief Financial
                                        Officer (1993); Executive Vice President--
                                        Finance, Alco Office Products (1989-1991); Group
                                        Controller, Alco Office Products (1987-1989)

 Hugh G. Moulton..................   61 Executive Vice President (1992); General Counsel
                                        (1979-1994); Senior Vice President--
                                        Administration (1983-1992)

 O. Gordon Brewer, Jr. ...........   57 Vice President--Finance (1986)

 Kathleen M. Burns................   42 Vice President (1994) and Treasurer (1989);
                                        Assistant Treasurer (1987-1989)

 J. Kenneth Croney................   52 Vice President (1983), General Counsel (1994)
                                        and Secretary (1983)

 Stephen K. Deay..................   47 Vice President--Tax (1993); Director--Taxes
                                        (1989-1993)

 Michael J. Dillon................   41 Vice President (1994) and Controller (1993);
                                        Group Controller, Alco Office Products (1991-
                                        1993); Associate Audit Director (1991); Senior
                                        Audit Manager (1987-1991)

 James E. Head....................   49 Vice President (1993); President, CopyRite (an
                                        Alco Office Products company) (1979-1993).

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which Alco's common stock is traded (ticker symbol ASN). Alco's common stock is also traded on the Philadelphia and Chicago Stock Exchanges. As of November 28, 1994, there were approximately 14,404 holders of record of Alco's common stock. The information regarding the quarterly market price ranges of Alco's common stock and dividend payments under "Quarterly Data" on page 44 of the 1994 Annual Report is incorporated herein by reference.


  Alco currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.


ITEM 6. SELECTED FINANCIAL DATA.

  Information appearing under "Corporate Financial Summary" for fiscal 1990 through 1994 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 40 and 41 of the 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Financial Review" on pages 36 through 39 of the 1994 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



  The Report of Independent Auditors and Consolidated Financial Statements of Alco and its subsidiaries on pages 20 through 35 and the information appearing under "Quarterly Data" for fiscal 1994 and 1993 on page 44 of the 1994 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    (No response to this item is required)

                               ----------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in Alco's Notice of Annual Meeting of Shareholders and Proxy Statement for the January 26, 1995 annual meeting of shareholders (the "1995 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and is incorporated herein by reference to the 1995 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1995 Proxy Statement is incorporated herein by reference.

                               ----------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) and (2) List of Financial Statements and Financial Statement
Schedules.

The response to this portion of Item 14 is submitted on page F-1 hereof as a separate section of this report.

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

      3.1 Amended and Restated Articles of Incorporation of Alco Standard
          Corporation, filed as Exhibit 3.1 to Alco's Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.

      3.2 Code of Regulations of Alco Standard Corporation, as amended February
          9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.

      4.1 1993 Credit Agreement, dated as of September 30, 1993, among Alco
          Standard Corporation, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-K, is incorporated herein by reference.

      4.2 Revolving Credit and Acceptance Agreement, dated as of April 21,
          1993, among Alco Standard Corporation, Unisource Canada Inc. and The
          Toronto Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-K, is incorporated herein by reference. Amendment No. 1 to Revolving
          Credit and Acceptance Agreement.

      4.3 Credit Agreement dated October 15, 1992 among Alco Standard
          Corporation and various lending institutions, filed as Exhibit 4.3 to Alco's 1992 Form 10-K, is incorporated herein by reference. Amendment
          No. 1 to Credit Agreement.

      4.4 Receivables Purchase Agreement and Guarantee between PCA Paper
          Acquisition Inc., Stars Trust, Alco Standard Corporation and Bank of
          Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K, is incorporated herein by reference. Amendment dated September 30, 1994 to Receivables Purchase Agreement.

      4.5 1991 Credit Agreement, dated as of December 18, 1991, and Amendments to 1991 Credit Agreement, filed as Exhibit 4.1 to Alco's 1991 Form
          10-K and Exhibit 4.1 to Alco's 1992 Form 10-K, respectively, are incorporated herein by reference. Additional amendments to 1991 Credit
          Agreement.

      4.6 Rights Agreement dated as of February 10, 1988 between Alco Standard
          Corporation and National City Bank, filed on February 11, 1988 as
          Exhibit 1 to Alco's Registration Statement on Form 8-A, is incorporated herein by reference.

      4.7 Assumption Agreement and Amended and Restated Note Agreement dated as of May 13, 1994 between Alco Standard Corporation and the Prudential
          Insurance Company of America.

      4.8 Pursuant to Regulation S-K item 601(b)(iii), Alco Standard
          Corporation agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco Standard Corporation and its subsidiaries.

      10.1  Note Purchase Agreement, dated as of June 15, 1986 between Alco
            Standard Corporation and certain Institutional Investors, filed as
            Exhibit 4.2 to Alco's Current Report, dated July 1, 1988, on Form
            8-K, is incorporated herein by reference.

      10.2 Alco Standard Corporation Long Term Incentive Compensation Plan, as amended and restated, filed as Exhibit 99 to Registration Statement
            No. 33-56471 on Form S-8, is incorporated herein by reference.**

      10.3  Alco Standard Corporation Annual Bonus Plan.**

      10.4 Alco Standard Corporation Partners' Stock Purchase Plan, as amended and restated.**

      10.5  Alco Standard Corporation 1981 Stock Option Plan, filed as Exhibit
            10.5 to Alco's 1992 Form 10-K, is incorporated herein by reference.

      10.6  Alco Standard Corporation 1986 Stock Option Plan, filed as Exhibit
            10.6 to Alco's 1993 Form 10-K, is incorporated herein by reference.**

      10.7 Alco Standard Corporation 1989 Directors' Stock Option Plan, filed as Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

      10.8 Alco Standard Corporation 1993 Directors' Stock Option Plan, filed as Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**

      10.9  Alco Standard Corporation 1995 Stock Option Plan, filed as Exhibit
            99 to Alco's Registration Statement No. 33-56469 on Form S-8, is incorporated herein by reference.**

      10.10 Alco Standard Corporation 1980 Deferred Compensation Plan, filed as
            Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

      10.11 Alco Standard Corporation 1985 Deferred Compensation Plan, filed as
            Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

      10.12 Alco Standard Corporation 1991 Deferred Compensation Plan, filed as
            Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

      10.13 Alco Standard Corporation Retirement Plan for Non-Employee
            Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

      10.14 Alco Standard Corporation 1994 Deferred Compensation Plan, as amended and restated.**

      10.15 Indenture, dated as of April 1, 1986 between Alco Standard
            Corporation and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco Standard Corporation's Registration
            Statement No. 30-4829, is incorporated herein by reference.

      10.16 Support Agreement dated as of June 1, 1994 between Alco Standard
            Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.4 to Alco Capital Resource's
            Amended Registration Statement in Form 10-12G/A dated May 27, 1994, is incorporated herein by reference.

      10.17 Maintenance Agreement, dated as of August 15, 1991 between Alco
            Standard Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.2 to Alco Capital
            Resource's Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.

      10.18 Operating Agreement, dated as of August 15, 1991 between Alco
            Standard Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.3 to Alco Capital
            Resource's Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.

      10.19 Share Purchase Agreement dated September 7, 1994 between Alco
            Standard Corporation and shareholders of IMM Office Systems Holding
            GmbH

      10.20 Agreement effective January 1, 1994 between Unisource Worldwide,
            Inc. and Integrated Systems Solution Corporation, a subsidiary of
            IBM, portions of which contain confidential material.

      10.21 Receivables Transfer Agreement dated as of September 23, 1994 Among
            Alco Capital Resource, Inc., Twin Towers, Inc. and Deutsche Bank AG,
            New York Branch, portions of which contain confidential material.

      10.22 Distribution Agreement dated as of July 1, 1994 between Alco
            Capital Resource, Inc. and various distribution agents, filed as
            Exhibit 1 to Alco Capital Resource's Registration Statement No.
            33-53779, is incorporated herein by reference.

      10.23 Indenture dated as of July 1, 1994 between Alco Capital Resource,
            Inc. and Nations Bank, N.A., as Trustee, filed as Exhibit 4 to Alco
            Capital Resource's Registration Statement No. 33-53779, is incorporated herein by reference.

      11    Statement re: Computation of earnings per share.

      12.1  Ratio of Earnings to Fixed Charges.

      12.2  Ratio of Earnings to Fixed Charges Excluding Captive Finance
            Subsidiaries.

      12.3  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

      12.4  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
            Excluding Captive Finance Subsidiaries.

      13    Financial Section of Alco Standard Corporation's Annual Report to
            Shareholders for the fiscal year ended September 30, 1994 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

      21    Subsidiaries of Alco Standard Corporation.

      23    Auditors' Consent.

      24    Powers of Attorney; certified resolution re: Powers of Attorney.

      27    Financial Data Schedule.

- --------

 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.

**Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

   On June 30, 1994, Alco filed a Current Report on Form 8-K to report under
Item 5 its decision to divest its 49.9% interest in IMMOS.

  (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on pages S-1, S-2 and S-3 of this report.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                        ITEMS 14(A)(1) AND (2) AND 14(D)
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of Alco Standard Corporation and its subsidiaries included in the 1994 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

              Consolidated Statements of Income
              --Fiscal years ended September 30, 1994, September 30, 1993 and September 30, 1992

              Consolidated Balance Sheets
              --September 30, 1994 and September 30, 1993

              Consolidated Statements of Cash Flows
              --Fiscal years ended September 30, 1994, September 30, 1993 and September 30, 1992

              Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1994, September 30, 1993 and September 30, 1992

              Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedules of Alco Standard Corporation and its subsidiaries are submitted in response to Item 14(d):

              Schedule II--Amounts Receivable From Related Parties and
                           Underwriters, Promoters and Employees Other Than Related Parties.

              Schedule VIII--Valuation and Qualifying Accounts.

              Schedule IX--Short-term Borrowings.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

     SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

         COL. A                      COL. B    COL. C          COL. D                  COL. E
         ------                      ------    ------   --------------------- --------------------------
                                                             DEDUCTIONS       BALANCE AT END OF PERIOD
                                                             ----------       ------------------------
                                     BALANCE
                                       AT
                                    BEGINNING            AMOUNTS    AMOUNTS
   NAME OF DEBTOR(1)                OF PERIOD ADDITIONS COLLECTED WRITTEN OFF  CURRENT     NOT CURRENT
   -----------------                --------- --------- --------- ----------- ----------  --------------
YEAR ENDED SEPTEMBER 30, 1994
- -----------------------------
Hugh G. Moulton...................  $247,000            $247,000
William F. Drake, Jr. ............   121,000                                                     $121,000
J. Kenneth Croney.................   115,000  $ 15,000                                            130,000
Peter W. Shoemaker................   150,000                                                      150,000
James J. Swearingen...............             150,000                                            150,000
YEAR ENDED SEPTEMBER 30, 1993
- -----------------------------
Hugh G. Moulton...................  $247,000                                                     $247,000
O. Gordon Brewer, Jr..............   165,000            $115,000                                   50,000
Hallie H. Gibbs...................   150,000             150,000
William F. Drake, Jr..............   121,000                                                      121,000
J. Kenneth Croney.................   115,000                                                      115,000
Raymond A. Peterson...............   111,000             111,000
Peter W. Shoemaker................            $150,000                                            150,000
YEAR ENDED SEPTEMBER 30, 1992
- -----------------------------
Hugh G. Moulton...................  $247,000                                                     $247,000
O. Gordon Brewer, Jr..............   165,000                                                      165,000
Hallie H. Gibbs...................   150,000                                                      150,000
William F. Drake, Jr..............   121,000                                                      121,000
J. Kenneth Croney.................   115,000                                                      115,000
Raymond A. Peterson...............   111,000                                                      111,000

- --------
(1) The notes receivable are secured by the debtors' pledge of Alco stock, bear interest at 6% and are due upon demand.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

         COL. A                       COL. B             COL. C               COL. D       COL. E
         ------                       ------             ------           -------------- -----------
                                                        ADDITIONS
                                                -------------------------
                                                             CHARGED TO
                                    BALANCE AT  CHARGED TO      OTHER                    BALANCE AT
                                     BEGINNING   COSTS AND    ACCOUNTS--   DEDUCTIONS--    END OF
      DESCRIPTION                    OF PERIOD   EXPENSES     DESCRIBE       DESCRIBE      PERIOD
      -----------                   ----------- ----------- ------------- -------------- -----------
YEAR ENDED SEPTEMBER 30, 1994
- -----------------------------
Allowance for doubtful
 accounts........................   $27,528,000 $19,668,000  $836,000(1)  $18,604,000(2) $29,428,000
                                    =========== =========== ============= ============== ===========
YEAR ENDED SEPTEMBER 30, 1993
- -----------------------------
Allowance for doubtful
 accounts........................   $23,947,000 $19,702,000 $4,768,000(1) $20,889,000(2) $27,528,000
                                    =========== =========== ============= ============== ===========
YEAR ENDED SEPTEMBER 30, 1992
- -----------------------------
Allowance for doubtful
 accounts........................   $20,493,000 $14,636,000 $6,414,000(1) $17,596,000(2) $23,947,000
                                    =========== =========== ============= ============== ===========

- --------
(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                  ALCO STANDARD CORPORATION AND SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS

         COL. A                       COL. B        COL. C         COL. D         COL. E(3)        COL. F(4)
         ------                       ------        ------         ------         ---------        ---------
                                                               MAXIMUM AMOUNT                   WEIGHTED AVERAGE
                                                   WEIGHTED     OUTSTANDING    AVERAGE AMOUNT    INTEREST RATE
 CATEGORY OF AGGREGATE              BALANCE AT      AVERAGE      DURING THE      OUTSTANDING       DURING THE
 SHORT-TERM BORROWINGS             END OF PERIOD INTEREST RATE     PERIOD     DURING THE PERIOD      PERIOD
 ---------------------             ------------- ------------- -------------- ----------------- ----------------
YEAR ENDED SEPTEMBER 30, 1994
- -----------------------------
Notes payable to banks--
 domestic(1)......................  $43,000,000       5.2%      $303,000,000    $160,317,000          3.6%
Notes payable--foreign............   48,519,000       5.7         52,050,000      47,348,000          5.0
Notes payable--other..............      480,000       6.9          1,583,000         848,000          8.1
Commercial paper(2)...............                                90,000,000      15,769,000          3.3
YEAR ENDED SEPTEMBER 30, 1993
- -----------------------------
Notes payable to banks--
 domestic(1)......................  $ 1,166,000       3.3%      $164,000,000    $123,999,000          3.3%
Notes payable--foreign............   72,639,000       5.6         72,639,000      18,056,000          5.3
Notes payable--other..............      444,000       6.8          1,755,000         968,000          4.5
Commercial paper(2)...............   90,000,000       3.2        100,000,000      33,445,000          3.3
YEAR ENDED SEPTEMBER 30, 1992
- -----------------------------
Notes payable to banks--
 domestic(1)......................                              $ 39,000,000    $ 23,099,000          3.9%
Notes payable--foreign............  $   241,000       6.3%           835,000         187,000          9.1
Notes payable--other..............    1,324,000       4.3          4,752,000       1,377,000          7.5

- --------
(1) Notes payable to banks represent borrowings under confirmed lines of credit that are supported by bank credit agreements (See note 5 to the consolidated financial statements).
(2) Commercial paper matures generally 30 days from date of issue.
(3) The average amount outstanding during the period was computed by dividing the sum of the daily principal balances by 365.
(4) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      Alco Standard Corporation

Date: November 29, 1994

                                      By          /s/ Michael J. Dillon
                                        ----------------------------------------
                                                  (MICHAEL J. DILLON)
                                        CONTROLLER(PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
FORM 10-K HAS BEEN SIGNED BELOW ON NOVEMBER 29, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE
             ----------                                   -----

           *John E. Stuart                Chief Executive Officer and Director
- -------------------------------------      (Principal Executive Officer)
          (JOHN E. STUART)

       /s/ Kurt E. Dinkelacker            Chief Financial Officer (Principal
- -------------------------------------      Financial Officer)
        (KURT E. DINKELACKER)

        /s/ Michael J. Dillon             Controller (Principal Accounting
- -------------------------------------      Officer)
         (MICHAEL J. DILLON)

         *Ray B. Mundt                    Chairman of the Board of Directors
- -------------------------------------

         (RAY B. MUNDT)

        *J. Mahlon Buck, Jr.              Director
- -------------------------------------
        (J. MAHLON BUCK, JR.)

          *Paul J. Darling                Director
- -------------------------------------
          (PAUL J. DARLING)

       *William F. Drake, Jr.             Director
- -------------------------------------
       (WILLIAM F. DRAKE, JR.)

          *James J. Forese                Director
- -------------------------------------
          (JAMES J. FORESE)

        *Frederick S. Hammer              Director
- -------------------------------------
        (FREDERICK S. HAMMER)

     *Barbara Barnes Hauptfuhrer          Director
- -------------------------------------
    (BARBARA BARNES HAUPTFUHRER)

            *Dana G. Mead                 Director
- -------------------------------------
           (DANA G. MEAD)

          *Paul C. O'Neill                Director
- -------------------------------------
          (PAUL C. O'NEILL)

          *Rogelio G. Sada                Director
- -------------------------------------
          (ROGELIO G. SADA)

         *James W. Stratton               Director
- -------------------------------------
         (JAMES W. STRATTON)

  *By his signature set forth below, Hugh G. Moulton, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

         /s/ Hugh G. Moulton
- -------------------------------------                        November 29, 1994
          (HUGH G. MOULTON)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 3.1     Amended and Restated Articles of Incorporation of Alco Standard
         Corporation, filed as Exhibit 3.1 to Alco's Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.
 3.2     Code of Regulations of Alco Standard Corporation, as amended February
         9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.
 4.1     1993 Credit Agreement, dated as of September 30, 1993, among Alco
         Standard Corporation, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-K, is incorporated herein by reference.
 4.2     Revolving Credit and Acceptance Agreement, dated as of April 21, 1993, among Alco Standard Corporation, Unisource Canada Inc. and The Toronto
         Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-K.
 4.3     Credit Agreement dated October 15, 1992 among Alco Standard
         Corporation and various lending institutions, filed as Exhibit 4.3 to
         Alco's 1992 Form 10-K.
 4.4     Receivables Purchase Agreement and Guarantee between PCA Paper
         Acquisition Inc., Stars Trust, Alco Standard Corporation and Bank of
         Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K. Amendment dated
         September 30, 1994 to Receivables Purchase Agreement.
 4.5     1991 Credit Agreement, dated as of December 18, 1991, and Amendments to 1991 Credit Agreement, filed as Exhibit 4.1 to Alco's 1991 Form 10-
         K and Exhibit 4.1 to Alco's 1992 10-K, respectively.
 4.6     Rights Agreement dated as of February 10, 1988 between Alco Standard
         Corporation and National City Bank, filed on February 11, 1988 as
         Exhibit 1 to Alco's Registration Statement on Form 8-A, is
         incorporated herein by reference.
 4.7     Pursuant to Regulation S-K item 601(b)(iii), Alco Standard Corporation agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco
         Standard Corporation and its subsidiaries.
 10.1    Note Purchase Agreement, dated as of June 15, 1986 between Alco
         Standard Corporation and certain Institutional Investors, filed as
         Exhibit 4.2 to Alco's Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference.
 10.2    Alco Standard Corporation Amended and Restated Long Term Incentive
         Compensation Plan, as amended and restated, filed as Exhibit 33-56471, is incorporated herein by reference.**
 10.3    Alco Standard Corporation Annual Bonus Plan.**
 10.4    Alco Standard Corporation Partners' Stock Purchase Plan, as amended and restated.**
 10.5    Alco Standard Corporation 1981 Stock Option Plan, filed as Exhibit
         10.5 to Alco's 1992 Form 10-K, is incorporated herein by reference.
 10.6    Alco Standard Corporation 1986 Stock Option Plan, filed as Exhibit
         10.6 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
 10.7    Alco Standard Corporation 1989 Directors' Stock Option Plan, filed as
         Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.8    Alco Standard Corporation 1993 Directors' Stock Option Plan, filed as
         Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
 10.9    Alco Standard Corporation 1995 Stock Option Plan, filed as Exhibit 94 to Alco's Registration Statement No. 33-56469 on Form S-8, is
         incorporated herein by reference.**
 10.10   Alco Standard Corporation 1980 Deferred Compensation Plan, filed as
         Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.11   Alco Standard Corporation 1985 Deferred Compensation Plan, filed as
         Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.12   Alco Standard Corporation 1991 Deferred Compensation Plan, filed as
         Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.12   Alco Standard Corporation Retirement Plan for Non-Employee Directors,
         filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.
 10.13   Alco Standard Corporation 1994 Deferred Compensation Plan, as amended and restated.**
 10.14   Indenture, dated as of April 1, 1986 between Alco Standard Corporation and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco Standard Corporation's Registration Statement No. 30-4829, is
         incorporated herein by reference.
 10.15   Support Agreement dated as of June 1, 1994 between Alco Standard
         Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.4 to Alco Capital Resource's Amended
         Registration Statement in Form 10-12G/A dated May 27, 1994, is incorporated herein by reference.
 10.16   Maintenance Agreement, dated as of August 15, 1991 between Alco
         Standard Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.2 to Alco Capital Resource's
         Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
 10.17   Operating Agreement, dated as of August 15, 1991 between Alco Standard
         Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.3 to Alco Capital Resource's
         Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
 10.18   Share Purchase Agreement dated September 7, 1994 between Alco Standard
         Corporation and shareholders of IMM Office Systems Holding GmbH
 10.19   Agreement effective January 1, 1994 between Unisource Worldwide, Inc.
         and Integrated Systems Solution Corporation, a subsidiary of IBM.
 10.20   Agreement effective January 1, 1994 between Unisource Worldwide, Inc.
         and Integrated Systems Solution Corporation, a subsidiary of IBM, portions of which contain confidential material.
 10.21   Receivables Transfer Agreement dated as of September 23, 1994 Among
         Alco Capital Resource, Inc., Twin Towers, Inc. and Deutsche Bank AG,
         New York Branch, portions of which contain confidential material.
 10.22   Distribution Agreement dated as of July 1, 1994 between Alco Capital
         Resource, Inc. and various distribution agents, filed as Exhibit 1 to
         Alco Capital Resource's Registration Statement No. 33-53779, is
         incorporated herein by reference.
 10.23   Indenture dated as of July 1, 1994 between Alco Capital Resource, Inc.
         and Nations Bank, N.A., as Trustee, filed as Exhibit 4 to Alco Capital
         Resource's Registration Statement No. 33-53779, is incorporated herein by reference.
 11      Statement re: Computation of earnings per share.
 12.1    Ratio of Earnings to Fixed Charges.
 12.2    Ratio of Earnings to Fixed Charges Excluding Captive Finance
         Subsidiaries.
 12.3    Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
 12.4    Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
         Excluding Captive Finance Subsidiaries.
 13      Alco Standard Corporation's Annual Report to Shareholders for the
         fiscal year ended September 30, 1994 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).
 21      Subsidiaries of Alco Standard Corporation.
 23      Auditors' Consent.
 24      Powers of Attorney; certified resolution re: Powers of Attorney.
 27      Financial Data Schedule.

- --------

 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.

** Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K.

   On June 30, 1994, Alco filed a Current Report on Form 8-K to report under
Item 5 its decision to divest its 49.9% interest in IMMOS.

   (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

   (d) The response to this portion of Item 14 is contained on pages S-1, S-2 and S-3 of this report.