Form 10-K/A
period 1994-09-30
ALCO STANDARD CORP
filed 1994-11-30
CIK 3370

             AS FILED WITH THE COMMISSION ON NOVEMBER 30, 1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT

 (PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934)

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

                                                           NAME OF EACH
                                                         EXCHANGE ON WHICH
      TITLE OF CLASS                                        REGISTERED
      --------------                                     ------------------
Common Stock, no par value                             New York Stock Exchange
Preferred Share Purchase Rights                        Philadelphia Stock
                                                       Exchange
                                                       Chicago Stock Exchange

Series AA Convertible Preferred Stock (Depositary Shares)New York Stock
Exchange
Securities registered pursuant to Section 12(g) of the Act: None

  The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1994 in the manner set forth herein.

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X  NO
    ---    ---
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 28, 1994 WAS APPROXIMATELY $2,879,181,690 BASED UPON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE OF $55 3/8 PER COMMON SHARE (ON NOVEMBER 28, 1994) AND $64 PER DEPOSITARY SHARE OF SERIES AA CONVERTIBLE PREFERRED STOCK (ON NOVEMBER 25, 1994). FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT AND THE TRUSTEES OF THE REGISTRANT'S PENSION PLAN AND STOCK PURCHASE PLANS WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 28, 1994 WAS 54,382,269.

                      DOCUMENTS INCORPORATED BY REFERENCE
   PARTS I AND II--REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR
                            ENDED SEPTEMBER 30, 1994

     PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF
                                  SHAREHOLDERS


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  Amendment on Form 10-K/A to Facing Sheet of
        Registrant's Form 10-K For Fiscal Year Ended September 30, 1994
        ---------------------------------------------------------------

             The registrant hereby amends the Facing Sheet of its Form 10-K for the fiscal year ended September 30, 1994
          (filed on November 29, 1994) to reflect that the total number of outstanding shares of common stock as of November 28, 1994 was 54,382,269, not 54,581,560 as originally reported, and to amend the paragraph regarding aggregate market value of the registrant's voting stock held by non-affiliates to reflect the dates upon which the calculation of such aggregate market value is based and to amend the aggregate market value figure.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Alco Standard Corporation

Date: November 30, 1994
                                          By       /s/ Michael J. Dillon
                                            -----------------------------------
                                              (MICHAEL J. DILLON) CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT ON FORM 10-K/A HAS BEEN SIGNED BELOW ON NOVEMBER 30, 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

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

            *Dana G. Mead                 Director
- -------------------------------------
           (DANA G. MEAD)

          *Paul C. O'Neill                Director
- -------------------------------------
          (PAUL C. O'NEILL)

          *Rogelio G. Sada                Director
- -------------------------------------
          (ROGELIO G. SADA)

         *James W. Stratton               Director
- -------------------------------------
         (JAMES W. STRATTON)

  *By his signature set forth below, Hugh G. Moulton, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Amendment on Form 10-K/A on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

         /s/ Hugh G. Moulton
- -------------------------------------                        November 30, 1994
          (HUGH G. MOULTON)