Form 10-Q
period 1994-12-31
ALCO STANDARD CORP
filed 1995-02-14
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission file number     1-5964
                        ------------------------------------------

                           ALCO STANDARD CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                        23-0334400
- -------------------------------           -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


                   Box 834, Valley Forge, Pennsylvania 19482
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (610) 296-8000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ___ No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995.

Common Stock, no par value                                    54,501,186 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------


     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets--December 31, 1994
               and September 30, 1994

               Consolidated Statements of Income--Three months ended December 31, 1994 and December 31, 1993

               Consolidated Statements of Cash Flows--Three months ended December 31, 1994 and December 31, 1993

               Notes to Consolidated Financial Statements--
               December 31, 1994


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


     Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1: Financial Statements
- ----------------------------


                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                 December 31       September 30
                                                                     1994              1994
                                                                -------------      -------------
Assets
Current Assets
  Cash                                                          $     33,127       $     53,369
  Accounts receivable less allowance for doubtful accounts:
    12/94 - $32,138; 9/94 - $29,428                                  969,702            915,495
  Inventories                                                        745,460            609,974
  Prepaid expenses and deferred taxes                                131,997            131,638
                                                                 ------------       ------------
  Total current assets                                             1,880,286          1,710,476
                                                                 ------------       ------------

Investments and Long-Term Receivables                                 48,484             68,472

Property and Equipment, at cost                                      662,735            653,722
  Less accumulated depreciation                                      313,584            299,775
                                                                 ------------       ------------
                                                                     349,151            353,947
                                                                 ------------       ------------
Other Assets
  Excess of cost of acquired companies over equity                   762,725            747,629
  Miscellaneous                                                       77,675             59,331
                                                                 ------------       ------------
                                                                     840,400            806,960
                                                                 ------------       ------------

Finance Subsidiaries Assets                                          659,006            562,403
                                                                 ------------       ------------

                                                                $  3,777,327       $  3,502,258
                                                                 ============       ============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ( in thousands )

                                                              December 31               September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                              1994                       1994
- ------------------------------------                        --------------              --------------
Current Liabilities
  Current portion of long-term debt                         $      12,649               $      12,299
  Notes payable                                                   266,426                      91,999
  Trade accounts payable                                          450,104                     500,166
  Accrued salaries, wages and commissions                          65,303                      96,987
  Deferred revenues                                               137,202                     134,485
  Restructuring costs                                              58,552                      56,971
  Other accrued expenses                                          181,924                     164,023
                                                              ------------                ------------
  Total current liabilities                                     1,172,160                   1,056,930
                                                              ------------                ------------

Long-Term Debt                                                    437,286                     340,771

Other Liabilities
  Deferred taxes                                                   33,560                      32,192
  Restructuring costs                                              39,000                      50,000
  Workers' compensation and other                                 159,009                     156,511
                                                              ------------                ------------
                                                                  231,569                     238,703
                                                              ------------                ------------

Finance Subsidiaries Liabilities;
  including debt of: 12/94 - $525,539; 9/94 - $464,882            561,234                     498,710

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
     4,025 depositary shares issued and outstanding               200,415                     199,912
  Common stock, no par value: authorized 75,000 shares;
     Issued 12/94 - 54,595 shares; 9/94 - 54,522 shares           555,446                     551,215
  Retained earnings                                               669,953                     642,634
  Foreign currency translation adjustment                         (31,688)                    (22,550)
  Cost of common shares in treasury: 12/94 - 333 shares;
     9/94 - 74 shares                                             (19,048)                     (4,067)
                                                              ------------                ------------
                                                                1,375,078                   1,367,144
                                                              ------------                ------------
                                                             $  3,777,327                $  3,502,258
                                                              ============                ============


See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except earnings per share)

                                                                    Three Months Ended
                                                                        December 31
                                                                ---------------------------
                                                                   1994           1993
                                                                ------------   ------------
Revenues
Net sales                                                     $  2,160,791   $  1,905,989
Dividends, interest and other income                                   870            950
Finance subsidiaries                                                19,940         14,841
                                                               ------------   ------------
                                                                 2,181,601      1,921,780
                                                               ------------   ------------

Costs and Expenses
Cost of goods sold                                               1,606,209      1,430,134
Selling and administrative                                         479,274        419,097
Interest                                                            11,950         12,143
Finance subsidiaries interest                                        9,619          6,292
                                                               ------------   ------------
                                                                 2,107,052      1,867,666
                                                               ------------   ------------

Loss from Unconsolidated Affiliate                                                   (736)
                                                               ------------   ------------
Income Before Taxes                                                 74,549         53,378
Taxes on Income                                                     29,080         21,524
                                                               ------------   ------------
Net Income                                                          45,469         31,854
Preferred Dividends                                                  2,893          2,893
                                                               ------------   ------------
Net Income Available to Common Shareholders                   $     42,576   $     28,961
                                                               ============   ============

Earnings Per Share  (1)                                              $0.77          $0.60
                                                               ============   ============

Cash dividends per share of common stock                             $0.26          $0.25
                                                               ============   ============

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                  Three Months Ended
                                                                      December 31,
                                                             ------------------------------
                                                                   1994              1993
                                                             -----------       ------------
Operating activities
  Net income                                                 $   45,469        $   31,854
  Additions (deductions) to reconcile net income to net
   cash used by operating activities:
      Depreciation                                               18,116            16,269
      Amortization                                                7,591             6,353
      Restructuring costs                                        (7,503)
      Provision for losses on accounts receivable                 5,526             5,606
      Provision (benefit) for deferred income taxes                 119              (303)
      Change in deferred credits                                  1,805             6,911
      Changes in operating assets and liabilities, net
       of effects from acquisitions and divestitures:
        Decrease (increase) in accounts receivable              (58,129)           32,466
        Increase in inventories                                (130,349)          (66,507)
        Increase in prepaid expenses                             (9,886)          (13,640)
        Decrease in accounts payable, deferred
         revenues and accrued expenses                          (63,852)          (64,308)
      Miscellaneous                                                (236)           (4,073)
                                                              -----------       ------------
                                Net cash used                  (191,329)          (49,372)

Investing activities
  Proceeds from sale of property and equipment                    7,776             5,058
  Payments received on long-term receivables                        913             1,626
  Cost of companies acquired, net of cash acquired              (22,460)           (9,160)
  Expenditures for property and equipment                       (20,564)          (22,499)
  Purchase of miscellaneous assets                              (23,057)           (2,847)
  Finance subsidiaries receivables - additions                 (133,398)          (82,247)
  Finance subsidiaries receivables - collections                 71,489            46,839
                                                              -----------       -----------
                                Net cash used                  (119,301)          (63,230)

Financing activities
  Proceeds from short-term borrowings, net                      156,000            84,179
  Proceeds from issuance of long-term debt                      108,814             6,818
  Proceeds from option exercises and sale of treasury shares     20,735            18,975
  Proceeds from issuance of common stock, net                                     293,755
  Long-term debt repayments                                      (2,456)         (310,742)
  Finance subsidiaries debt - additions                          99,246            36,723
  Finance subsidiaries debt - repayments                        (38,589)           (3,308)
  Dividends paid                                                (16,555)          (14,193)
  Purchase of treasury shares                                   (36,807)           (4,816)
                                                              -----------       -----------
                                Net cash provided               290,388           107,391
                                                              -----------       -----------
Net decrease in cash                                            (20,242)           (5,211)
Cash at beginning of year                                        53,369            36,495
                                                              -----------       -----------
Cash at end of period                                        $   33,127        $   31,284
                                                              ===========       ===========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


Note 1:  Debt
         ----

     On December 1, 1994, the Company entered into a credit agreement with 14 banks to borrow up to $500 million. This multi-currency facility replaces three other lines of credit amounting to approximately $415 million. The new agreement has two parts: $350 million is subject to termination on December 1, 1999; the other $150 million is available for 364 days subject to annual renewal for successive 364-day periods. Facility fees of 10 basis points per annum on the five-year portion and 8 basis points per annum on the 364-day portion are charged for these commitments. The agreement provides that loans may be made under either domestic or Eurocurrency notes at rates computed under a selection of rate formulas including prime or Eurocurrency rates. At the same time, the Company has reduced the commitment under another agreement from $200 million to $100 million.

Note 2: Supplemental Information to Statements of Cash Flows
        ----------------------------------------------------

     The Company has presented statements of cash flows for the periods ended December 31, 1994 and 1993 in accordance with SFAS No. 95.

     Interest paid for the quarter ended December 31, 1994 was $23.5 million. Interest paid for the quarter ended December 31, 1993 was $22.1 million.

     State and Foreign income tax payments of $2.8 million and $3.5 million were made during the three months ended December 31, 1994 and 1993, respectively.

     The total assets for acquisitions amounted to $41.3 million during the three months ended December 31, 1994 and $15.5 million during the three months ended December 31, 1993. The excess of cost over acquired equity included in these assets was $27.3 million and $8 million, respectively.

Item 2:   Management's Discussion and Analysis of Results of Operations
- -------   -------------------------------------------------------------
          and Financial Condition and Liquidity
          -------------------------------------


                             Results of Operations
                             ---------------------

     The discussion of the results of operations reviews the operations of the Company as contained in the Consolidated Statements of Income.

                      Three Months Ended December 31, 1994
               Compared with Three Months Ended December 31, 1993
               --------------------------------------------------

     Revenues and income before taxes for the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994 were as follows:


                                          Revenues              Income Before Taxes
                                  -----------------------     -----------------------
                                     December  31    %         December 31    %
                                  ---------------             --------------
                                     1994    1993  Change      1994    1993    Change
                                  -------    ----  ------     -----    ----    ------
(in millions)
Alco Office Products              $  636   $  498   27.7%     $55.1   $42.5     29.6%
Unisource
  United States                    1,367    1,266    8.0       36.1    28.9     24.9
  Canada                             180      160   12.5        6.5     2.2
                                  ------    -----             -----   -----
Total Unisource                    1,547    1,426    8.5       42.6    31.1     37.0
                                  ------    -----             -----   -----
Operating                          2,183    1,924   13.5       97.7    73.6     32.7
Unconsolidated affiliate                                                (.7)
Interest                                                      (11.9)  (12.1)
Eliminations and
  non-Allocated                       (1)      (2)            (11.2)   (7.4)
                                  ------   ------             -----   -----
                                  $2,182   $1,922   13.5%     $74.6   $53.4     39.7%
                                  ======   ======             =====   =====

     The Company's revenues for the first quarter of fiscal year 1995 were $2.2 billion, 13.5% ahead of the comparable period in the prior year. Income before taxes increased to $74.6 million from $53.4 million reported in the first quarter of fiscal year 1994. Earnings per share of $.77 were 28.3% higher than the $.60 reported in the prior year.

     Alco Office Products generated $138 million in increased revenues, of which $88 million related to AOP's base companies and $50 million to current and prior year acquisitions. Internal growth in AOP's base companies continues to be across all revenue segments but primarily in equipment sales, service and facilities management businesses. Revenues from Unisource's U.S. operations increased by $101 million. All but $4 million relating to current and prior year acquisitions was a result of the strong revenue gains within Unisource. Unisource's Canadian operations increased their revenues by $20 million despite a $6 million negative impact from foreign exchange rates. The improvement in Unisource's revenues reflects both price and volume increases in its fine paper and supply systems businesses.

     AOP's operating income increased by $12.6 million. Current and prior year acquisitions contributed $4.5 million. The remaining $8.1 million represents the internal growth from its base companies. This growth primarily represents higher operating contributions from the service, supply and facilities management areas of AOP's businesses, but also includes increased operating income related to its leasing activities through Alco Capital Resource, Inc. (Alco Capital). Operating income from Unisource's U.S. paper operations increased $7.2 million which includes $7.1 million from its base companies and $.1 million from prior year acquisition. The increase in operating income was due to cost reductions gained as a result of Unisource's ongoing restructuring, productivity realized and the impact from price and volume increases realized during the quarter. The increase of $4.3 million in the Canadian paper distribution business represents strong growth in the fine paper distribution business including the positive effects of price increases along with administrative cost reductions.

       Revenues from the Company's paper and office products operations outside the U.S. were $247 million for the first quarter of fiscal 1995 compared to $204 million for the same period of the prior fiscal year. The increase includes $20 million from the Canadian paper distribution business and $3 million of internal growth in the AOP Canadian operations. It also includes $20 million relating to the European operations of Erskine and the two companies acquired in September 1994. The Company incurred an equity loss of $.7 million from IMM Office Systems GmbH (IMMOS) in the first quarter of fiscal 1994. The investment in IMMOS was sold in September 1994. Income from foreign operations was $10 million for the three months ended December 31, 1994, up $4.4 million from the prior year, primarily attributable to the Canadian paper distribution business.

       Interest expense increased overall by approximately $.2 million, the net effect of increased borrowing levels and interest rates during fiscal 1995 offset by the effect of the debt reduction resulting from the Company's common stock offering in December 1993. Income before taxes increased by $21.2 million primarily reflecting the combined result of improved operations from base companies along with earnings contributed by acquisitions. The effective income tax rate is currently 39% compared with 40.3% for the comparative period in fiscal 1994. Weighted average shares of 55.4 million at December 31, 1994 were 6.8 million shares greater than the 48.6 million at December 31, 1993. This is primarily the result of a public offering of 5.8 million common shares in December 1993.

       The Unisource restructuring plan announced in September, 1993 basically is proceeding as planned. As of December 31, 1994, Unisource had substantially completed 72 facility consolidations and expects to complete an additional 3 consolidations by the end of the second quarter. Unisource reduced its employee base by approximately 725 excluding those data processing personnel transferred to Integrated Systems Solution Corporation (ISSC) as of December 31, 1994. At December 31, 1994, the remaining restructuring reserve is $97.6 million, which management continues to believe is adequate to complete the restructuring plan by the end of fiscal 1996.

                       Financial Condition and Liquidity
                       ---------------------------------


       Debt, excluding finance subsidiaries, was $716 million at December 31, 1994, an increase of $271 million from the Company's debt balance at September 30, 1994 of $445 million. This increase in borrowing levels was primarily to satisfy the Company's working capital requirements. On December 1, 1994, the Company entered into a new credit agreement to borrow up to $500 million.
  This multi-currency facility replaces three other lines of credit amounting to approximately $415 million. At the same time, the Company also reduced the
  commitment under another agreement from $200 million to $100 million.   The
  Company had a total of $600 million in bank credit commitments as of December 31, 1994, of which $245 million were unused and available. At December 31, 1994, debt as a percentage of capitalization was 34.3% and the current ratio was 1.6 to 1.

       The Company's change in cash from operating activities during the first quarter primarily relates to working capital expenditures. Unisource reduced its accounts payable by $79 million and increased inventory by $97 million reflecting supplier price increases as well as higher inventory quantities to support expected increases in demand and uncertainty regarding availability of certain product grades. AOP expended $34 million for inventory which resulted from growth within the business, supplier price increases, restriction on product availability in the fourth quarter of fiscal 1994 which was filled in the first quarter of fiscal 1995, and the cost of equipment relating to higher segment machines. For the first quarter in fiscal 1994 changes in cash from operating activities included the following: $23 million for special purchases of inventory by some AOP companies due to expected price increases; $12 million for Company bonus payments; and $71 million for the reduction of Accounts Payable for the Unisource businesses.

       The Company estimated that total cash expenditures in connection with the Unisource restructuring plan will amount to $148 million. In addition to the $52 million spent in fiscal 1994, $8 million was expended in the first quarter of fiscal 1995, totaling $60 million spent to date. Unisource anticipates spending an additional $45 million during the remainder of fiscal 1995.

       Finance subsidiaries debt grew by $61 million from September 30, 1994, a result of increased leasing activity. During the three months ended December 31, 1994, Alco Capital had issued an additional $98 million under its Medium Term Notes Program which began in July 1994. At December 31, 1994, $203 million of the $500 million available under this program was outstanding.
  Alco Capital under its $125 million asset securitization agreement commenced in September 1994, sold an additional $18.8 million in direct financing leases during the first quarter of fiscal 1995, replacing those leases liquidated leaving the amount of contracts sold unchanged.

       The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditure, acquisition and restructuring programs.

                          PART II.  OTHER INFORMATION
                          ---------------------------



  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

          Exhibit No. (11) Computation of Earnings Per Share

          Exhibit No. (27) Financial Data Schedule

                             BASIS OF PRESENTATION
                             ---------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.



Date    February 14, 1995                   /s/Michael J. Dillon
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



Date    February 14, 1995                   /s/Michael J. Dillon
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

     (27)         Financial Data Schedule