Form 10-K/A
period 1994-11-29
ALCO STANDARD CORP
filed 1995-03-17
CIK 3370

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

      TITLE OF CLASS                                       NAME OF EACH
                                                         EXCHANGE ON WHICH
                                                            REGISTERED

Common Stock, no par value
Preferred Share Purchase Rights                            --------------
                                                       New York Stock Exchange
                                                       Philadelphia Stock
                                                       Exchange
                                                       Chicago Stock Exchange

Series AA Convertible Preferred Stock (Depositary Shares)New York Stock
Exchange
Securities registered pursuant to Section 12(g) of the Act: None

  The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (as amended by its Form 10-K/A filed on November 30, 1994) in order to provide previously omitted terms contained in Exhibits
10.20 and 10.21 in the manner set forth herein.

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

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 28, 1994 WAS 54,382,269.

                      DOCUMENTS INCORPORATED BY REFERENCE
   PARTS I AND II--REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR
                            ENDED SEPTEMBER 30, 1994

     PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1995 ANNUAL MEETING OF
                                  SHAREHOLDERS


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A for the fiscal year ended September 30, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALCO STANDARD CORPORATION

Date: March 17, 1995

                                           By     /s/ Michael J. Dillon
                                              --------------------------------
                                                     (Michael J. Dillon)
                                               Vice President and Controller
                                               (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A has been signed below on March 17, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

          Signatures                                            Title
          ----------                                            -----

      *John E. Stuart                President, Chief Executive Officer and
- ------------------------------         Director (Principal Executive Officer)
      (John E. Stuart)

    /s/ Kurt E. Dinkelacker          Executive Vice President and Chief
- ------------------------------         Financial Officer (Principal Financial
    (Kurt E. Dinkelacker)              Officer)

    /s/ Michael J. Dillon            Vice President and Controller (Principal
- ------------------------------         Accounting Officer)
    (Michael J. Dillon)

       *Ray B. Mundt                 Chairman of the Board of Directors
- ------------------------------
       (Ray B. Mundt)

     *J. Mahlon Buck, Jr.            Director
- ------------------------------
    (J. Mahlon Buck, Jr.)

       *Paul J. Darling              Director
- ------------------------------
       (Paul J. Darling)

     *William F. Drake, Jr.          Director
- ------------------------------
    (William F. Drake, Jr.)

       *James J. Forese              Director
- ------------------------------
       (James J. Forese)

     *Frederick S. Hammer            Director
- ------------------------------
     (Frederick S. Hammer)

 *Barbara Barnes Hauptfuhrer         Director
- ------------------------------
 (Barbara Barnes Hauptfuhrer)

        *Dana G. Mead                Director
- ------------------------------
        (Dana G. Mead)

       *Paul C. O'Neill              Director
- ------------------------------
       (Paul C. O'Neill)

      *Rogelio G. Sada               Director
- ------------------------------
      (Rogelio G. Sada)

      *James W. Stratton             Director
- ------------------------------
      (James W. Stratton)


  *By his signature set forth below, Hugh G. Moulton, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Amendment on Form 10-K/A on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

      /s/ Hugh G. Moulton                              March 17, 1995
- ------------------------------
       (Hugh G. Moulton)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 3.1     Amended and Restated Articles of Incorporation of Alco Standard
         Corporation, filed as Exhibit 3.1 to Alco's Form 10-Q for the quarter ended June 30, 1994 are incorporated herein by reference.
 3.2     Code of Regulations of Alco Standard Corporation, as amended February
         9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.
 4.1     1993 Credit Agreement, dated as of September 30, 1993, among Alco
         Standard Corporation, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-K, is incorporated herein by reference.
 4.2     Revolving Credit and Acceptance Agreement, dated as of April 21, 1993, among Alco Standard Corporation, Unisource Canada Inc. and The Toronto
         Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-K.
 4.3     Credit Agreement dated October 15, 1992 among Alco Standard
         Corporation and various lending institutions, filed as Exhibit 4.3 to
         Alco's 1992 Form 10-K.
 4.4     Receivables Purchase Agreement and Guarantee between PCA Paper
         Acquisition Inc., Stars Trust, Alco Standard Corporation and Bank of
         Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K. Amendment dated
         September 30, 1994 to Receivables Purchase Agreement.
 4.5     1991 Credit Agreement, dated as of December 18, 1991, and Amendments to 1991 Credit Agreement, filed as Exhibit 4.1 to Alco's 1991 Form 10-
         K and Exhibit 4.1 to Alco's 1992 10-K, respectively.
 4.6     Rights Agreement dated as of February 10, 1988 between Alco Standard
         Corporation and National City Bank, filed on February 11, 1988 as
         Exhibit 1 to Alco's Registration Statement on Form 8-A, is
         incorporated herein by reference.
 4.7     Pursuant to Regulation S-K item 601(b)(iii), Alco Standard Corporation agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco
         Standard Corporation and its subsidiaries.
 10.1    Note Purchase Agreement, dated as of June 15, 1986 between Alco
         Standard Corporation and certain Institutional Investors, filed as
         Exhibit 4.2 to Alco's Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference.
 10.2    Alco Standard Corporation Amended and Restated Long Term Incentive
         Compensation Plan, as amended and restated, filed as Exhibit 33-56471, is incorporated herein by reference.**
 10.3    Alco Standard Corporation Annual Bonus Plan.**
 10.4    Alco Standard Corporation Partners' Stock Purchase Plan, as amended and restated.**
 10.5    Alco Standard Corporation 1981 Stock Option Plan, filed as Exhibit
         10.5 to Alco's 1992 Form 10-K, is incorporated herein by reference.
 10.6    Alco Standard Corporation 1986 Stock Option Plan, filed as Exhibit
         10.6 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
 10.7    Alco Standard Corporation 1989 Directors' Stock Option Plan, filed as
         Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.8    Alco Standard Corporation 1993 Directors' Stock Option Plan, filed as
         Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
 10.9    Alco Standard Corporation 1995 Stock Option Plan, filed as Exhibit 94 to Alco's Registration Statement No. 33-56469 on Form S-8, is
         incorporated herein by reference.**
 10.10   Alco Standard Corporation 1980 Deferred Compensation Plan, filed as
         Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.11   Alco Standard Corporation 1985 Deferred Compensation Plan, filed as
         Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.12   Alco Standard Corporation 1991 Deferred Compensation Plan, filed as
         Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
 10.13   Alco Standard Corporation Retirement Plan for Non-Employee Directors,
         filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.
 10.14   Alco Standard Corporation 1994 Deferred Compensation Plan, as amended and restated.**
 10.15   Indenture, dated as of April 1, 1986 between Alco Standard Corporation and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco Standard Corporation's Registration Statement No. 30-4829, is
         incorporated herein by reference.
 10.16   Support Agreement dated as of June 1, 1994 between Alco Standard
         Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.4 to Alco Capital Resource's Amended
         Registration Statement in Form 10-12G/A dated May 27, 1994, is incorporated herein by reference.
 10.17   Maintenance Agreement, dated as of August 15, 1991 between Alco
         Standard Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.2 to Alco Capital Resource's
         Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
 10.18   Operating Agreement, dated as of August 15, 1991 between Alco Standard
         Corporation and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.3 to Alco Capital Resource's
         Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
 10.19   Share Purchase Agreement dated September 7, 1994 between Alco Standard
         Corporation and shareholders of IMM Office Systems Holding GmbH
 10.20   Agreement effective January 1, 1994 between Unisource Worldwide, Inc.
         and Integrated Systems Solution Corporation, a subsidiary of IBM, portions of which contain confidential material.
 10.21   Receivables Transfer Agreement dated as of September 23, 1994 Among
         Alco Capital Resource, Inc., Twin Towers, Inc. and Deutsche Bank AG,
         New York Branch, portions of which contain confidential material.
 10.22   Distribution Agreement dated as of July 1, 1994 between Alco Capital
         Resource, Inc. and various distribution agents, filed as Exhibit 1 to
         Alco Capital Resource's Registration Statement No. 33-53779, is
         incorporated herein by reference.
 10.23   Indenture dated as of July 1, 1994 between Alco Capital Resource, Inc.
         and Nations Bank, N.A., as Trustee, filed as Exhibit 4 to Alco Capital
         Resource's Registration Statement No. 33-53779, is incorporated herein by reference.
 11      Statement re: Computation of earnings per share.
 12.1    Ratio of Earnings to Fixed Charges.
 12.2    Ratio of Earnings to Fixed Charges Excluding Captive Finance
         Subsidiaries.
 12.3    Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
 12.4    Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
         Excluding Captive Finance Subsidiaries.
 13      Alco Standard Corporation's Annual Report to Shareholders for the
         fiscal year ended September 30, 1994 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

 EXHIBIT
 NUMBER                             DESCRIPTION
 -------                            -----------
 21      Subsidiaries of Alco Standard Corporation.
 23      Auditors' Consent.
 24      Powers of Attorney; certified resolution re: Powers of Attorney.
 27      Financial Data Schedule.

- --------

 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.

** Management contract or compensatory plan or arrangement.