Form 10-Q
period 1995-03-31
ALCO STANDARD CORP
filed 1995-05-04
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or [_] Transition
                                           --------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________

Commission file number     1-5964
                        -------------------

                           ALCO STANDARD CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       OHIO                                                       23-0334400
- -------------------------------                             -------------------
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

Yes ___ No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.

Common Stock, no par value                                     54,988,788 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------


  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets--March 31, 1995
              and September 30, 1994

              Consolidated Statements of Income--Three months ended March 31, 1995 and March 31, 1994
              Six months ended March 31, 1995 and March 31, 1994

              Consolidated Statements of Cash Flows--Six months ended March 31, 1995 and March 31, 1994

              Notes to Consolidated Financial Statements--
              March 31, 1995


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
- ---------------------------


  Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                         PART I.  FINANCIAL INFORMATION
                        ---------------------------------

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------


                            ALCO STANDARD CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                ( IN THOUSANDS )

                                                                           MARCH 31                 SEPTEMBER 30
ASSETS                                                                        1995                      1994
- ------                                                                 ----------------          ----------------
CURRENT ASSETS
  Cash                                                                 $      43,849             $      53,369
  Accounts receivable less allowance for doubtful accounts:
   3/95 - $34,305; 9/94 - $29,428                                          1,013,723                   915,495
  Inventories                                                                720,355                   609,974
  Prepaid expenses and deferred taxes                                        136,076                   131,638
                                                                        ------------              ------------
  Total current assets                                                     1,914,003                 1,710,476
                                                                        ------------              ------------


INVESTMENTS AND LONG-TERM RECEIVABLES                                         49,520                    68,472

PROPERTY AND EQUIPMENT, AT COST                                              676,851                   653,722
  Less accumulated depreciation                                              320,883                   299,775
                                                                        ------------              ------------
                                                                             355,968                   353,947
                                                                        ------------              ------------

OTHER ASSETS
  Excess of cost of acquired companies over equity                           823,462                   747,629
  Miscellaneous                                                               88,208                    59,331
                                                                        ------------              ------------
                                                                             911,670                   806,960
                                                                        ------------              ------------

FINANCE SUBSIDIARIES ASSETS                                                  756,824                   562,403
                                                                        ------------              ------------

                                                                       $   3,987,985             $   3,502,258
                                                                        ============              ============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                          MARCH 31      SEPTEMBER 30
LIABILITIES AND SHAREHOLDERS' EQUITY        1995            1994
- ------------------------------------    -------------   ------------

CURRENT LIABILITIES
  Current portion of long-term debt    $       14,953  $      12,299
  Notes payable                               232,168         91,999
  Trade accounts payable                      467,461        500,166
  Accrued salaries, wages and
   commissions                                 80,015         96,987
  Deferred revenues                           145,724        134,485
  Restructuring costs                          51,178         56,971
  Other accrued expenses                      234,062        164,023
                                        --------------  -------------
  Total current liabilities                 1,225,561      1,056,930
                                        --------------  -------------

LONG-TERM DEBT                                441,321        340,771

OTHER LIABILITIES
  Deferred taxes                               36,332         32,192
  Restructuring costs                          34,000         50,000
  Workers' compensation and other             164,040        156,511
                                        --------------  -------------
                                              234,372        238,703
                                        --------------  -------------

FINANCE SUBSIDIARIES LIABILITIES;
  including debt of: 3/95 - $616,555;         655,338        498,710
   9/94 - $464,882

SHAREHOLDERS' EQUITY
  Series AA convertible preferred
   stock, no par value, 4,025
    depositary shares issued and              200,918        199,912
     outstanding
  Common stock, no par value:
    Authorized 3/95 - 150,000 shares;
     9/94 - 75,000 shares
    Issued 3/95 -  55,082 shares; 9/94
     - 54,522 shares                          588,011        551,215
  Retained earnings                           687,747        642,634
  Foreign currency translation
   adjustment                                 (31,782)       (22,550)
  Cost of common shares in treasury:
   3/95 - 214 shares; 9/94 - 74 shares        (13,501)        (4,067)
                                        --------------  -------------
                                            1,431,393      1,367,144
                                        --------------  -------------

                                       $    3,987,985  $   3,502,258
                                        ==============  =============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           MARCH 31                       MARCH 31
                                                   -----------------------         -----------------------
                                                      1995        1994                1995         1994
                                                   ----------   ----------         ----------   ----------
REVENUES
Net sales                                        $ 2,425,354  $ 1,952,627        $ 4,586,145  $ 3,858,616
Dividends, interest and other income                     692          899              1,562        1,849
Finance subsidiaries                                  19,788       15,898             39,728       30,739
                                                  -----------  -----------        -----------  -----------
                                                   2,445,834    1,969,424          4,627,435    3,891,204
                                                  -----------  -----------        -----------  -----------

COSTS AND EXPENSES
Cost of goods sold                                 1,819,279    1,451,184          3,425,488    2,881,318
Selling and administrative                           522,656      437,343          1,001,930      856,440
Interest                                              15,047       10,138             26,997       22,281
Finance subsidiaries interest                          6,978        6,535             16,597       12,827
                                                  -----------  -----------        -----------  -----------
                                                   2,363,960    1,905,200          4,471,012    3,772,866
                                                  -----------  -----------        -----------  -----------

LOSS FROM UNCONSOLIDATED AFFILIATE                                 (1,157)                         (1,893)
                                                  -----------  -----------        -----------  -----------
INCOME BEFORE TAXES                                   81,874       63,067            156,423      116,445
TAXES ON INCOME                                       32,749       25,046             61,829       46,570
                                                  -----------  -----------        -----------  -----------
NET INCOME                                            49,125       38,021             94,594       69,875
PREFERRED DIVIDENDS                                    2,893        2,893              5,786        5,786
                                                  -----------  -----------        -----------  -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $    46,232  $    35,128        $    88,808  $    64,089
                                                  ===========  ===========        ===========  ===========

EARNINGS PER SHARE  (1)                                $0.83        $0.64              $1.60        $1.24
                                                  ===========  ===========        ===========  ===========

CASH DIVIDENDS PER SHARE OF COMMON STOCK               $0.26        $0.25              $0.52        $0.50
                                                  ===========  ===========        ===========  ===========

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                       SIX MONTHS ENDED
                                                           MARCH 31,
                                                  ------------------------
                                                        1995          1994
                                                  ----------    ----------
OPERATING ACTIVITIES
  Net income                                     $    94,594   $    69,875
  Additions (deductions) to reconcile
   net income to net
   cash (used) provided by operating
   activities:
  Depreciation                                        36,368        34,352
  Amortization                                        15,800        12,073
  Payment of Restructuring costs                     (16,356)
  Provision for losses on accounts                    12,217        10,473
   receivable
  Changes in operating assets and
   liabilities, net
   of effects from acquisitions and
   divestures:
      Decrease (increase) in accounts                (95,084)            9
       receivable
      Increase in inventories                        (92,009)      (30,936)
      Increase in prepaid expenses                    (5,620)      (30,974)
      Increase (decrease) in accounts
       payable, deferred
       revenues and accrued expenses                  21,156       (50,320)
  Miscellaneous                                       (4,990)       (4,588)
                                                  ----------    ----------
            Net cash (used) provided                 (33,924)        9,964

INVESTING ACTIVITIES
  Proceeds from sale of property and                  13,624         9,417
   equipment
  Payments received on long-term                       1,943         6,970
   receivables
  Cost of companies acquired, net of                 (81,971)      (18,357)
   cash acquired
  Expenditures for property and                      (47,058)      (51,432)
   equipment
  Purchases of miscellaneous assets                  (29,817)       (3,579)
  Finance subsidiaries receivables -                (310,643)     (162,304)
   additions
  Finance subsidiaries receivables -                 141,638        98,339
   collections
                                                  ----------    ----------
            Net cash used                           (312,284)     (120,946)

FINANCING ACTIVITIES
  Proceeds (repayments) from short-term              135,000        (3,278)
   borrowings, net
  Proceeds from issuance of long-term                121,826       107,995
   debt
  Proceeds from option exercises and                  40,600        37,165
   sale of treasury shares
  Proceeds from issuance of common                                 293,511
   stock, net
  Long-term debt repayments                          (24,177)     (318,340)
  Finance subsidiaries debt - additions              204,246        57,143
  Finance subsidiaries debt - repayments             (52,573)      (15,308)
  Dividends paid                                     (33,160)      (27,611)
  Purchase of treasury shares                        (55,074)      (23,655)
                                                  ----------    ----------
           Net cash provided                         336,688       107,622
                                                  ----------    ----------
NET DECREASE IN CASH                                  (9,520)       (3,360)
CASH AT BEGINNING OF YEAR                             53,369        36,495
                                                  ----------    ----------
CASH AT END OF PERIOD                            $    43,849   $    33,135
                                                  ==========    ==========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995


Note 1:  Basis of Presentation
         ---------------------

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

Note 2:  Debt
         ----

        On December 1, 1994, the Company entered into a credit agreement with 14 banks to borrow up to $500 million. This multi-currency facility replaced three other lines of credit amounting to approximately $415 million. The agreement has two parts: $350 million is subject to termination on December 1, 1999; the other $150 million is available for 364 days subject to annual renewal for successive 364-day periods. Facility fees of 10 basis points per annum on the five-year portion and 8 basis points per annum on the 364-day portion are charged for these commitments. The agreement provides that loans may be made under either domestic or Eurocurrency notes at rates computed under a selection of rate formulas including prime or Eurocurrency rates. At the same time, the Company has reduced the commitment under another agreement from $200 million to $100 million.

Note 3: Supplemental Information to Statements of Cash Flows
        ----------------------------------------------------

        The Company has presented statements of cash flows for the periods ended March 31, 1995 and 1994 in accordance with SFAS No. 95.

        Interest paid for the six months ended March 31, 1995 was $38.2 million. Interest paid for the six months ended March 31, 1994 was $34.6 million.

        Income tax payments of $17 million and $40.5 million were made during the six months ended March 31, 1995 and 1994, respectively.

        The total assets for acquisitions amounted to $146 million during the six months ended March 31, 1995 and $43 million during the six months ended March 31, 1994. The excess of cost over acquired equity included in these assets was $92.8 million and $21.4 million, respectively.

Item 2: Management's Discussion and Analysis of Results of Operations and
- -------------------------------------------------------------------------
        Financial Condition and Liquidity
        ---------------------------------


                             Results of Operations
                             ---------------------

                       Three Months Ended March 31, 1995
                Compared with Three Months Ended March 31, 1994
                -----------------------------------------------

        Revenues and income before taxes for the second quarter of fiscal 1995 versus the second quarter of fiscal 1994 were as follows:

                                     Revenues                Income Before Taxes
                            --------------------------     -------------------------
                                March 31          %           March 31          %
                            ---------------                -------------
                             1995      1994     Change      1995    1994      Change
                            -----      ----     ------      ----    ----      ------
(in millions)
Alco Office Products       $  698   $  544      28.3%     $ 59.0   $47.8       23.4%
Unisource
  United States             1,551    1,268      22.3        42.4    34.3       23.6
  Canada                      199      159      25.2        10.6     2.9
                           ------   ------                 -----    ----
Total Unisource             1,750    1,427      22.6        53.0    37.2       42.5
                           ------   ------                 -----    ----
Operating                   2,448    1,971      24.2       112.0    85.0       31.8
Unconsolidated affiliate                                            (1.2)
Interest                                                   (15.0)  (10.1)
Eliminations and
  non-Allocated                (2)      (2)                (15.1)  (10.6)
                           ------   ------                 -----    ----
                           $2,446   $1,969      24.2      $ 81.9   $63.1       29.8
                           ======   ======                 =====    ====

        The Company's revenues for the second quarter of fiscal year 1995 were $2.4 billion, 24.2% ahead of the comparable period in the prior year. Income before taxes increased to $81.9 million from $63.1 million reported in the second quarter of fiscal year 1994. Earnings per share of $.83 were 29.7% higher than the $.64 reported in the prior year.

        Alco Office Products generated $154 million in increased revenues of which $85 million related to AOP's base companies and $69 million to current and prior year acquisitions. Internal growth in AOP's base companies continues to be across all revenue segments but primarily in equipment sales and the facilities management businesses. Revenues from Unisource's U.S. operations increased by $283 million. All but $19 million, which related to current and prior year acquisitions was the result of the strong internal growth within Unisource. Unisource's Canadian operations increased their revenues by $40 million despite a $10 million negative impact from foreign exchange rates. The improvement in Unisource's revenues reflects both price and volume increases in its fine paper and supply systems businesses.

        AOP's operating income increased by $11.2 million. Current and prior year acquisitions contributed $5.7 million. The remaining $5.5 million represents the internal growth from its base companies. This growth primarily represents higher operating contributions from the service, supply and facilities management areas of AOP's businesses, but also includes increased operating income related to its leasing activities through Alco Capital Resource, Inc.(Alco Capital).

        Alco Office Products has initiated a three year program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the AOP companies. The initiative will include the exploration of new vendor alliances, the establishment of a national identity for the group, and a targeted national accounts program.

        Operating income from Unisource's U.S. paper operations increased $8.1 million which includes $7.1 million from its base companies and $1 million from current and prior year acquisitions. The increase in operating income was due to cost reductions gained as a result of Unisource's ongoing restructuring, productivity gains and the impact from price and volume increases realized during the quarter. The increase of $7.7 million in the Canadian paper distribution business represents the positive effects of price increases and gains in market share in the printing paper business along with cost reductions resulting from restructuring.

        Revenues from the Company's paper and office products operations outside the U.S. were $271 million for the second quarter of fiscal 1995 compared to $208 million for the same period of the prior fiscal year. The increase includes $40 million from the Canadian paper distribution business and $4 million of internal growth in the AOP Canadian operations. It also includes $19 million relating to the European operations of Erskine and two companies acquired in September 1994. The Company incurred an equity loss of $1.2 million from IMM Office Systems GmbH (IMMOS) in the second quarter of fiscal 1994. The investment in IMMOS was sold in September 1994. Income from foreign operations was $16 million for the three months ended March 31, 1995, up $9 million from the prior year, primarily attributable to the Canadian paper distribution business.

        Interest expense increased overall by approximately $4.9 million, the net effect of increased borrowing levels and interest rates during fiscal 1995. Income before taxes increased by $18.8 million primarily reflecting the combined result of improved operations from base companies along with earnings contributed by acquisitions. The effective income tax rate for the second quarter was 40% compared with 39.7% for the comparative period in fiscal 1994. Weighted average shares of 55.7 million for the second quarter of fiscal 1995 were 1.1 million shares greater than the 54.6 million for the prior year's second quarter, primarily a result of shares issued in connection with acquisitions.

        As previously indicated the Company was in arbitration with a former subsidiary, which had asserted that the Company was liable for certain liabilities arising under the Coal Industry Health Benefit Act of 1992. The Company has agreed to pay $10 million to the former subsidiary to settle claims arising under this claim, which primarily has been charged against existing reserves for discontinued operations. The Company has paid $5 million during the second quarter of fiscal 1995 with the remaining $5 million to be paid over the next four years.

                        Six Months Ended March 31, 1995
                 Compared with Six Months Ended March 31, 1994
                 ---------------------------------------------

        Revenues and income before taxes for the first half of fiscal 1995 versus the first half of fiscal 1994 were as follows:

                                            Revenues                Income Before Taxes
                                    ------------------------       ---------------------
                                       March 31          %           March 31         %
                                    -------------                  ------------
                                     1995    1994      Change      1995    1994   Change
                                     ----    ----      ------      ------------   ------
(in millions)
Alco Office Products                $1,334  $1,042     28.0%     $114.2   $90.3    26.5%
Unisource
  United States                      2,918   2,534     15.2        78.5    63.2    24.2
  Canada                               379     319     18.8        17.1     5.1
                                    ------  ------                -----   -----
Total Unisource                      3,297   2,853     15.6        95.6    68.3    40.0
                                    ------  ------                -----   -----
Operating                            4,631   3,895     18.9       209.8   158.6    32.3
Unconsolidated affiliate                                                   (1.9)
Interest                                                          (27.0)  (22.3)
Eliminations and
  non-Allocated                         (3)     (4)               (26.4)  (18.0)
                                    ------   -----                -----   -----
                                    $4,628  $3,891     18.9%     $156.4  $116.4    34.4%
                                    ======   =====               ======   =====

        Alco Office Products contributed $292 million of additional revenues, of which $73 million related to fiscal 1994 acquisitions and $37 million to fiscal 1995 acquisitions. The remaining $182 million increase reflects continued internal growth in all revenue areas of AOP's base companies, but particularly in its equipment sales, service and facilities management businesses. The $384 million increase in revenues from Unisource's U.S. operations includes $6 million from prior year acquisitions and $17 million from current acquisitions. The remaining $361 million increase reflects internal growth from its base companies. The $60 million revenue increase in the Unisource Canadian paper businesses is attributable to price and volume increases in the fine paper and supply systems businesses and is despite the negative impact from foreign exchange rates.

        AOP's operating income increase of $23.9 million includes $6.3 million from prior year acquisitions and $3.2 million from current acquisitions. The remaining $14.4 million increase reflects internal growth from its base companies which is primarily the result of higher operating contributions from the service, facilities management and supply areas of AOP's businesses, along with increased operating income related to its leasing activities through Alco Capital. Operating income from Unisource's U.S. paper operations increased $15.3 million. This increase represents a contribution of $1.2 million from current and prior year acquisitions. The remaining $14.1 million is from its base companies which reflects the impact of price and volume increases along with the cost reductions realized from the restructuring. The Canadian paper distribution business increase in operating income of $12 million is the result of the growth and price increases in the fine paper distribution business and cost reductions which combined more than offset any negative fluctuations in the Canadian foreign exchange rates.

        Geographically, revenues from the Company's paper and office products operations outside the U.S. was $518 million for the first half of fiscal 1995 compared to $413 million for the same period in the prior fiscal year. The increase reflects $60 million from the Canadian paper distribution business and $7 million of internal growth in the AOP Canadian operations. It also reflects $38 million relating to the European operations of Erskine and two companies acquired in September 1994.

        Operating income from foreign operations was $26 million for the six months ended March 31, 1995 up $14 million from the prior year primarily the result of the increase in operating income of the Canadian paper distribution business. For the first six months of fiscal 1994, the Company incurred a $1.9 million loss from its investment in an unconsolidated affiliate, IMM Office Systems GmbH.

        Interest expense increased by $4.7 million from the comparable period in fiscal 1994, a result of higher borrowing levels and interest rates during fiscal 1995, offset by the effect of the debt reduction resulting from the Company's common stock offering in December 1993. The increase in income before taxes of 34.4% or $40 million is a combined result of improved operations from our base companies along with the earnings contributed by acquisitions. The effective income tax rate for the current period was 39.5% compared with 40% in fiscal 1994. At March 31, 1995 weighted average shares were 3.9 million shares greater than the 52 million shares at March 31, 1994. This increase includes the impact of a public offering of common stock in December, 1993 and acquisition activity.

        The major components of the Unisource restructuring plan are proceeding as planned. Unisource management has reduced the pace at which changes are being made in order to better control the transformation process, thereby affecting the pace of planned headcount reductions and the timing of originally anticipated cost reductions. Unisource does expect to achieve in fiscal 1997 the full benefit of the projected $100 million net cost reductions resulting from the completion of the restructuring. The restructuring reserve at March 31, 1995 is $85.2 million, which management continues to believe is adequate to complete the restructuring plan.

                       Financial Condition and Liquidity
                       ---------------------------------


        Debt, excluding finance subsidiaries, was $688 million at March 31, 1995, an increase of $243 million from the Company's debt balance at September 30, 1994 of $445 million. This increase in borrowing levels was primarily to satisfy the Company's working capital and acquisition requirements. On December 1, 1994, the Company entered into a new credit agreement to borrow up to $500 million. This multi-currency facility replaced three other lines of credit amounting to approximately $415 million. At the same time, the Company also reduced the commitment under another agreement from $200 million to $100 million. The Company had a total of $600 million in bank credit commitments as of March 31, 1995 of which $273 million were unused and available. At March 31, 1995, debt as a percentage of capitalization was 32.5% and the current ratio was
1.6 to 1.

        On April 13, Erskine Limited, Alco's U.K. subsidiary, announced that it had reached agreement on the terms of a recommended cash offer to acquire all of the outstanding shares of Southern Business Group PLC, a publicly held U.K. company. The offer price for the shares is approximately $130 million. Southern sells, leases, services and remanufactures copiers and other office equipment in Southern England.

        The Company's change in cash from operating activities during the first six months of fiscal 1995 primarily relates to working capital requirements. Unisource's working capital primarily reflects the effects of substantial price increases presently being experienced in the paper business along with the increased sales volume. Changes relating to AOP primarily relate to inventory resulting from both growth in the business along with supplier price increases.

        The Company estimates that total cash expenditures in connection with the Unisource restructuring plan will amount to $148 million. In addition to the $52 million spent in fiscal 1994, $16 million was expended in the first half of fiscal 1995, totaling $68 million spent to date. Unisource anticipates spending an additional $37 million during the remainder of fiscal 1995.

        Finance subsidiaries debt grew by $152 million from September 30, 1994, a result of increased leasing activity. During the six months ended March 31, 1995, Alco Capital had issued an additional $203 million under its Medium Term Notes Program which began in July 1994. At March 31, 1995, $308 million of the $500 million available under this program was outstanding. Alco Capital under its $125 million asset securitization agreement commenced in September 1994, sold an additional $38 million in direct financing leases during the first half of fiscal 1995, replacing those leases liquidated and leaving the total amount of contracts sold unchanged.

        The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditure, acquisition and restructuring programs.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

           Exhibit No. (11) Computation of Earnings Per Share

           Exhibit No. (23) Consent of Ernst & Young LLP relating
                            to Registration Statement No. 33-52285

           Exhibit No. (27) Financial Data Schedule

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                         ALCO STANDARD CORPORATION


Date      May 4, 1995                    /s/ Michael J. Dillon
        ---------------                  ---------------------
                                         Michael J. Dillon
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit Number
- --------------

        (11)  Computation of Earnings Per Share

        (23) Consent of Ernst & Young LLP relating to Registration Statement No. 33-52285

        (27)  Financial Data Schedule