Form 10-Q
period 1995-06-30
ALCO STANDARD CORP
filed 1995-08-10
CIK 3370

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______

Commission file number     1-5964
                        --------------------------

                           ALCO STANDARD CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          OHIO                                                23-0334400
-------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   Box 834, Valley Forge, Pennsylvania 19482
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (610) 296-8000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes     No
    ---    ---
* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

Common Stock, no par value                             55,642,019 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
------------------------------


  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets--June 30, 1995
              and September 30, 1994

              Consolidated Statements of Income--Three months ended June 30, 1995 and June 30, 1994
              Nine months ended June 30, 1995 and June 30, 1994

              Consolidated Statements of Cash Flows--Nine months ended June 30, 1995 and June 30, 1994

              Notes to Consolidated Financial Statements--
              June 30, 1995


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------


  Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
----------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1: Financial Statements (unaudited)
----------------------------------------

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                June 30       September 30
ASSETS                                                            1995            1994
------                                                        -----------     -----------
Current Assets
  Cash                                                        $    59,362     $    53,369
  Accounts receivable less allowance for doubtful accounts:
    6/95 - $35,401; 9/94 - $29,428                              1,076,705         915,495
  Inventories                                                     727,264         609,974
  Prepaid expenses and deferred taxes                             139,517         131,638
                                                              -----------     -----------
  Total current assets                                          2,002,848       1,710,476
                                                              -----------     -----------

Investments and Long-Term Receivables                              49,879          68,472

Property and Equipment, at cost                                   698,064         653,722
  Less accumulated depreciation                                   333,293         299,775
                                                              -----------     -----------
                                                                  364,771         353,947
                                                              -----------     -----------

Other Assets
  Excess of cost of acquired companies over equity              1,013,632         747,629
  Miscellaneous                                                    94,933          59,331
                                                              -----------     -----------
                                                                1,108,565         806,960
                                                              -----------     -----------

Finance Subsidiaries Assets                                       868,886         562,403
                                                              -----------     -----------

                                                              $ 4,394,949     $ 3,502,258
                                                              ===========     ===========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                    June 30        September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1995             1994
------------------------------------                               ------------    ------------
Current Liabilities
  Current portion of long-term debt                                $     21,913    $     12,299
  Notes payable                                                         214,742          91,999
  Trade accounts payable                                                500,555         500,166
  Accrued salaries, wages and commissions                               100,135          96,987
  Deferred revenues                                                     154,901         134,485
  Restructuring costs                                                    44,658          56,971
  Other accrued expenses                                                260,949         164,023
                                                                   ------------    ------------
  Total current liabilities                                           1,297,853       1,056,930
                                                                   ------------    ------------

Long-Term Debt                                                          616,415         340,771

Other Liabilities
  Deferred taxes                                                         38,444          32,192
  Restructuring costs                                                    18,000          50,000
  Workers' compensation and other                                       163,203         156,511
                                                                   ------------    ------------
                                                                        219,647         238,703
                                                                   ------------    ------------
Finance Subsidiaries Liabilities;
  including debt of: 6/95 - $715,032; 9/94 - $464,882                   752,220         498,710

Shareholders' Equity
  Series AA convertible preferred stock, no par value,
    4,025 depositary shares issued and outstanding                      201,421         199,912
  Common stock, no par value:
    Authorized 6/95 - 150,000 shares; 9/94 - 75,000 shares
    Issued 6/95 -  55,779 shares; 9/94 - 54,522 shares                  609,699         551,215
  Retained earnings                                                     737,605         642,634
  Foreign currency translation adjustment                               (26,837)        (22,550)
  Cost of common shares in treasury: 6/95 -  180 shares;
    9/94 - 74 shares                                                    (13,074)         (4,067)
                                                                   ------------    ------------
                                                                      1,508,814       1,367,144
                                                                   ------------    ------------
                                                                   $  4,394,949    $  3,502,258
                                                                   ============    ============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)

                                                       Three Months Ended       Nine Months Ended
                                                             June 30                 June 30
                                                     ----------------------   --------------------
                                                       1995         1994        1995        1994
                                                     --------     --------    --------    --------
Revenues
Net sales                                           $2,569,420  $1,983,171   $7,155,565  $5,841,787
Dividends, interest and other income                     1,855         970        3,417       2,819
Finance subsidiaries                                    24,603      17,183       64,331      47,922
                                                    ----------  ----------   ----------  ----------
                                                     2,595,878   2,001,324    7,223,313   5,892,528
                                                    ----------  ----------   ----------  ----------
Costs and Expenses
Cost of goods sold                                   1,927,030   1,458,835    5,352,518   4,340,153
Selling and administrative                             545,504     448,230    1,547,434   1,304,670
Interest                                                15,378      10,876       42,375      33,157
Finance subsidiaries interest                           10,872       7,074       27,469      19,901
                                                    ----------  ----------   ----------  ----------
                                                     2,498,784   1,925,015    6,969,796   5,697,881
                                                    ----------  ----------   ----------  ----------

Loss from Unconsolidated Affiliate                                (115,265)                (117,158)
                                                    ----------  ----------   ----------  ----------
Income Before Taxes                                     97,094     (38,956)     253,517      77,489
Taxes on Income                                         38,172       9,350      100,001      55,920
                                                    ----------  ----------   ----------  ----------
Net Income                                              58,922     (48,306)     153,516      21,569
Preferred Dividends                                      2,893       2,893        8,679       8,679
                                                    ----------  ----------   ----------  ----------
Net Income Available to Common Shareholders         $   56,029  $  (51,199)  $  144,837  $   12,890
                                                    ==========  ==========   ==========  ==========
Earnings Per Share  (1)                                  $0.99      ($0.95)       $2.59       $0.24
                                                    ==========  ==========   ==========  ==========
Cash dividends per share of common stock                 $0.26       $0.25        $0.78       $0.75
                                                    ==========  ==========   ==========  ==========

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Nine Months Ended
                                                                         June 30,
                                                                  ---------------------
                                                                       1995        1994
                                                                  ---------   ---------
Operating activities
  Net income                                                      $ 153,516   $  21,569
  Additions (deductions) to reconcile net income to net
    cash provided  by operating activities:
      Depreciation                                                   56,046      51,840
      Amortization                                                   24,536      19,233
      Payment of restructuring costs                                (38,329)    (16,673)
      Provision for losses on accounts receivable                    16,764      15,675
      Loss on disposition of investment in IMMOS                                115,265
      Changes in operating assets and liabilities, net
        of effects from acquisitions and divestitures:
          Increase in accounts receivable                          (143,454)    (16,975)
          Increase in inventories                                   (82,444)     (8,366)
          Increase in prepaid expenses                              (14,812)    (17,360)
          Increase (decrease) in accounts payable,
            deferred revenues and accrued expenses                   73,647     (51,745)
      Miscellaneous                                                   1,180      (4,613)
                                                                  ---------   ---------
                              Net cash provided                      46,650     107,850

Investing activities
  Proceeds from sale of property and equipment                       21,437      14,612
  Payments received on long-term receivables                          3,533       8,513
  Cost of companies acquired, net of cash acquired                 (250,986)    (27,376)
  Expenditures for property and equipment                           (71,490)    (77,438)
  Purchase of miscellaneous assets                                  (34,714)     (5,440)
  Finance subsidiaries receivables - additions                     (499,280)   (286,034)
  Finance subsidiaries receivables - collections                    228,483     157,012
                                                                  ---------   ---------
                              Net cash used                        (603,017)   (216,151)

Financing activities
  Proceeds (repayments) from short-term borrowings, net             121,416      (5,278)
  Proceeds from issuance of long-term debt                          297,747     111,319
  Proceeds from option exercises and sale of treasury shares         62,494      50,600
  Proceeds from issuance of common stock, net                                   293,500
  Long-term debt repayments                                         (43,682)   (333,474)
  Finance subsidiaries debt - additions                             370,161     139,880
  Finance subsidiaries debt - repayments                           (120,011)    (60,308)
  Dividends paid                                                    (49,943)    (45,147)
  Purchase of treasury shares                                       (75,822)    (37,438)
                                                                  ---------   ---------
                              Net cash provided                     562,360     113,654
                                                                  ---------   ---------
Net increase in cash                                                  5,993       5,353
Cash at beginning of year                                            53,369      36,495
                                                                  ---------   ---------
Cash at end of period                                             $  59,362   $  41,848
                                                                  =========   =========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995


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

Note 3: Supplemental Information to Statements of Cash Flows
        ----------------------------------------------------

     The Company has presented statements of cash flows for the periods ended June 30, 1995 and 1994 in accordance with SFAS No. 95.

     Interest paid for the nine months ended June 30, 1995 was $72.3 million. Interest paid for the nine months ended June 30, 1994 was $56.6 million.

     Income tax payments of $32.5 million and $47.5 million were made during the nine months ended June 30, 1995 and 1994, respectively.

     The total assets for acquisitions amounted to $402.3 million during the nine months ended June 30, 1995 and $84.7 million during the nine months ended June 30, 1994. The excess of cost over acquired equity included in these assets was $285.7 million and $35.7 million, respectively.

Note 4: Medium Term Notes Program
        -------------------------

     Effective July 1994, Alco Capital Resource, Inc. (ACR) began offering to the public from time to time medium term notes having an aggregate initial offering price not exceeding $500 million or the equivalent thereof in foreign currency. On June 30, 1995, ACR increased the amount available to be offered under its medium term notes program by $1 billion. As of June 30, 1995, $472 million of medium term notes were outstanding.

Note 5: Conversion Preferred Stock
        --------------------------

     In July 1995, the Company completed a public offering of approximately 3.9 million depositary shares, each representing 1/100 of a share of Series BB Conversion Preferred Stock with a 6.5% dividend yield. Net proceeds were approximately $290 million. The Series BB Conversion Preferred Stock will automatically convert into the Company's common stock on October 1, 1998, unless previously converted at the option of the holder. The number of shares of common stock to be issued upon conversion will range from 3.2 million to 3.9 million, depending upon the market price of the Company's common stock during the twenty day period immediately prior to conversion.

Item 2:   Management's Discussion and Analysis of Results of Operations and
-------   -----------------------------------------------------------------
          Financial Condition and Liquidity
          ---------------------------------




                             Results of Operations
                             ---------------------

                        Three Months Ended June 30, 1995
                 Compared with Three Months Ended June 30, 1994
                 ----------------------------------------------

     Revenues and income (loss) before taxes for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 were as follows:

                                     Revenues                              Income Before Taxes
                            --------------------------                -----------------------------
                               June 30           %                         June 30           %
                            ----------------                          -----------------
                             1995     1994     Change                  1995      1994       Change
                            -------  -------  --------                ------    -------    --------
(in millions)
Alco Office Products        $  764   $  589      29.7%               $ 66.4   $  54.1       22.7%
Unisource
  United States              1,622    1,253      29.4                  49.9      40.8       22.3
  Canada                       212      161      31.7                  12.4       4.2
                            ------   ------                          ------   -------
Total Unisource              1,834    1,414      29.7                  62.3      45.0       38.4
                            ------   ------                          ------   -------
Operating                    2,598    2,003      29.7                 128.7      99.1       29.9
Unconsolidated affiliate                                                       (115.3)
Interest                                                              (15.4)    (10.9)
Eliminations and
  non-Allocated                 (2)      (2)                          (16.2)    (11.9)
                            ------   ------                          ------   -------
                            $2,596   $2,001      29.7                $ 97.1   $ (39.0)
                            ======   ======                          ======   =======

     The Company's revenues for the third quarter of fiscal year 1995 were $2.6 billion, 29.7% ahead of the comparable period in the prior year. Income before taxes increased to $97.1 million from a loss of $39 million reported in the third quarter of fiscal year 1994. Earnings per share were $.99 compared to ($.95) reported in the prior year. Excluding the loss on the sale of IMM Office Systems GmbH (IMMOS), earnings per share for the third quarter 1994 were $.80.

     Alco Office Products (AOP) generated $175 million in increased revenues of which $105 million related to AOP's base companies and $70 million to current and prior year acquisitions. Internal growth in AOP's base companies continues to be across all revenue segments but primarily in equipment sales and outsourcing businesses. Revenues from Unisource's U.S. operations increased by $369 million, of which $24 million related to current and prior year acquisitions. Unisource's Canadian operations increased their revenues by $51 million. The improvement in Unisource's revenues primarily reflects price increases in its fine paper and supply systems businesses, however, Unisource also enjoyed volume increases quarter to quarter.

     AOP's operating income increased by $12.3 million. Current and prior year acquisitions contributed $7.1 million. The remaining $5.2 million represents the internal growth from its base companies. This growth primarily represents higher operating contributions from the service, supply and outsourcing areas of AOP's businesses, but also includes increased operating income related to its leasing activities through Alco Capital Resource, Inc.(Alco Capital). Operating margins were 8.7% in the third quarter of 1995 compared to 9.2% in 1994's third quarter. Excluding costs related to its transformation program, the operating margin was 9.3% for the third quarter of 1995.

Three Months Ended June 30, 1995 Compared with Three Months Ended June 30, 1994
-------------------------------------------------------------------------------
(Continued)
----------

     Operating income from Unisource's U.S. paper operations increased $9.1 million which includes $7.8 million from its base companies and $1.3 million from current and prior year acquisitions. The increase in operating income was due to cost reductions gained as a result of Unisource's ongoing restructuring, productivity gains and the impact from price and volume increases realized during the quarter. The increase of $8.2 million in the Canadian paper distribution business represents the positive effects of price and volume increases in the printing paper business along with cost reductions resulting from restructuring. Operating margins for the quarter increased from 3.2% for the third quarter of 1994 to 3.4% for the third quarter of 1995.

     Revenues from the Company's paper and office products operations outside the U.S. were $284 million for the third quarter of fiscal 1995 compared to $209 million for the same period of the prior fiscal year. The increase includes $51 million from the Canadian paper distribution business and $3 million of internal growth in the AOP Canadian operations. It also includes $21 million relating to the European operations of Erskine and two companies acquired in September 1994. Income from foreign operations was $18.3 million for the three months ended June 30, 1995, up $9.8 million from the prior year, primarily attributable to the Canadian paper distribution business. In the quarter ended June 30, 1994, the Company recorded a pre-tax loss of $115.3 million ($95.1 million, net of tax) on the sale of its interest in IMMOS, equating to a loss per share of $1.75 for the quarter. The investment in IMMOS was sold in September 1994.

     Interest expense increased overall by approximately $4.5 million, a result of increased borrowing levels and interest rates during fiscal 1995. The $136.1 million increase in income before taxes represents a $20.8 million earnings improvement relating to the base companies along with earnings contributed by acquisitions, and the $115.3 million loss on the sale of the investment in IMMOS recorded in the third quarter of 1994. Income taxes in 1994 include a $20.2 million benefit on the loss on IMMOS. The effective income tax rate for the third quarter 1995 was 39.3% compared with 38.7% for the comparative period in 1994, excluding the effect of the IMMOS loss. Weighted average shares of 56.4 million for the third quarter of fiscal 1995 were 2.5 million shares greater than the 53.9 million for the prior year's third quarter, primarily a result of shares issued in connection with acquisitions.

     In May 1995, AOP signed a distribution agreement with Oce van der Grinten N.V., a Netherlands-based manufacturer and distributor of office equipment
(Oce). The agreement grants AOP distribution rights in the U.S. for the Oce high volume model copiers. Oce's products are new to the American market, but well-known in Europe. Oce's products are recognized for their speed, quality and durability. The Company believes that Oce's superior quality, high volume copiers will allow AOP to compete for the first time in this attractive segment of the copier market which represents nearly one-quarter of total copy volume in the United States.

                        Nine Months Ended June 30, 1995
                 Compared with Nine Months Ended June 30, 1994
                 ---------------------------------------------

     Revenues and income before taxes for the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994 were as follows:

                                      Revenues                              Income Before Taxes
                             --------------------------                -----------------------------
                                June 30           %                         June 30           %
                             ----------------                          -----------------
                              1995     1994     Change                  1995      1994       Change
                             -------  -------  --------                ------    -------    --------
  (in millions)
Alco Office Products        $2,098   $1,632      28.6%                $180.6     $ 144.4       25.1%
Unisource
  United States              4,540    3,786      19.9                  128.4       104.0       23.5
  Canada                       591      480      23.1                   29.5         9.4
                            ------   ------                           ------     -------
Total Unisource              5,131    4,266      20.3                  157.9       113.4       39.2
                            ------   ------                           ------     -------
Operating                    7,229    5,898      22.6                  338.5       257.8       31.3
Unconsolidated affiliate                                                          (117.2)
Interest                                                               (42.4)      (33.2)
Eliminations and
  non-Allocated                 (6)      (5)                           (42.6)      (29.9)
                            ------   ------                           ------     -------
                            $7,223   $5,893      22.6%                $253.5     $  77.5
                            ======   ======                           ======     =======

Nine Months Ended June 30, 1995 Compared with Nine Months Ended June 30, 1994
-----------------------------------------------------------------------------
(Continued)
----------

     Revenues of the Company for the first nine months of 1995 were $7.2 billion, an increase of 22.6% over the prior year. Income before taxes for the first nine months of 1995 increased to $253.5 million from $77.5 million for the first nine months of 1994. Earnings per share were $2.59 compared to $.24 reported in the prior year. Excluding the loss on the sale of IMMOS, earnings per share for the first nine months of 1994 were $2.04.

     AOP contributed $466 million of additional revenues, of which $69 million related to fiscal 1994 acquisitions and $111 million to fiscal 1995 acquisitions. The remaining $286 million increase reflects continued internal growth in all revenue areas of AOP's base companies, but particularly in its equipment sales and outsourcing businesses. The $754 million increase in revenues from Unisource's U.S. operations includes $9 million from prior year acquisitions and $38 million from current year acquisitions. The remaining $707 million increase reflects internal growth from its base companies primarily related to price increases. The $111 million revenue increase in the Unisource Canadian paper businesses is attributable to price and volume increases in the fine paper and supply systems businesses net of the negative impact from foreign exchange rates of approximately $14 million in fiscal year 1995.

     AOP's operating income increase of $36.2 million includes $6.1 million from prior year acquisitions and $10.4 million from current year acquisitions. The remaining $19.7 million increase reflects internal growth from its base companies which is primarily the result of higher operating contributions from the service, supply and outsourcing areas of AOP's businesses, along with increased operating income related to its leasing activities through Alco Capital. Operating margins were 8.6% year-to-date 1995 compared to 8.8% year-to-date 1994. Excluding costs related to the AOP transformation program, the operating margin was 9.0% for the nine months ended June 30, 1995.

     Operating income from Unisource's U.S. paper operations increased $24.4 million. This increase represents a contribution of $2.3 million from current and prior year acquisitions. The remaining $22.1 million is from its base companies which reflects the impact of price and volume increases along with the cost reductions realized from the restructuring. The Canadian paper distribution business increase in operating income of $20.1 million is the result of the growth and price increases in the fine paper distribution business and cost reductions. Operating margins for the nine month period increased from 2.7% in 1994 to 3.1% in 1995.

     Geographically, revenues from the Company's paper and office products operations outside the U.S. were $803 million for the first nine months of fiscal 1995 compared to $621 million for the same period in the prior fiscal year. The increase reflects $111 million from the Canadian paper distribution business and $11 million of internal growth in the AOP Canadian operations. It also reflects $60 million relating to the European operations of Erskine and two companies acquired in September 1994. Operating income from foreign operations was $44.3 million for the nine months ended June 30, 1995 up $23.8 million from the prior year primarily the result of the increase in operating income of the Canadian paper distribution business. For the first nine months of fiscal 1994, the Company recorded a $117.2 million loss from its investment in IMMOS which includes a $1.9 million loss on its investment as of March 31, 1994 along with the $115.3 million loss recorded in the third quarter related to the sale of IMMOS.

     Interest expense increased by $9.2 million from the comparable period in fiscal 1994, a result of higher borrowing levels and interest rates during fiscal 1995, offset by the effect of the debt reduction resulting from the Company's common stock offering in December 1993. The increase in income before taxes of $176 million consists of $58.8 million relating to the combined result of improved operations from our base companies along with the earnings contributed by acquisitions and the $117.2 million loss on the investment in IMMOS recorded in 1994. The effective income tax rate for the current period was 39.4% compared with 39.5% in fiscal 1994 excluding the effect of the sale of IMMOS. At June 30, 1995 weighted average shares were 3 million shares greater than the 53 million shares at June 30, 1994. This increase includes the impact of a public offering of common stock in December 1993 and acquisition activity.

Nine Months Ended June 30, 1995 Compared with Nine Months Ended June 30, 1994
-----------------------------------------------------------------------------
(Continued)
----------

     The major components of the Unisource restructuring plan are proceeding as planned. Unisource management has reduced the pace at which changes are being made in order to better control the transformation process, thereby affecting the pace of planned headcount reductions and the timing of originally anticipated cost reductions. Unisource expects to achieve the full benefit of the projected $100 million net cost reductions resulting from the completion of the restructuring in fiscal 1997. The restructuring reserve at June 30, 1995 is $62.7 million, which management continues to believe is adequate to complete the restructuring plan.

     AOP has initiated a three year transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the AOP companies. The initiative will include the exploration of new vendor alliances, the establishment of a national identity for the group, and a targeted national accounts program.

     As previously indicated, the Company was in arbitration with a former subsidiary, which had asserted that the Company was liable for certain liabilities arising under the Coal Industry Health Benefit Act of 1992. During the second quarter of fiscal 1995, the Company agreed to pay $10 million to the former subsidiary to settle this claim, which primarily has been charged against existing reserves for discontinued operations. The Company paid $5 million during the second quarter with the remaining $5 million to be paid over the next four years.

                       Financial Condition and Liquidity
                       ---------------------------------


     Debt, excluding finance subsidiaries, was $853 million at June 30, 1995, an increase of $408 million from the Company's debt balance at September 30, 1994 of $445 million. This increase in borrowing levels was primarily to satisfy the Company's working capital and acquisition requirements. On December 1, 1994, the Company entered into a new credit agreement to borrow up to $500 million. This multi-currency facility replaced three other lines of credit amounting to approximately $415 million. At the same time, the Company also reduced the commitment under another agreement from $200 million to $100 million. The Company had a total of $600 million in bank credit commitments as of June 30, 1995. Short-term borrowings supported by these facilities totaled $478 million, leaving $122 million unused and available. As of June 30, 1995, $270 million of these short-term borrowings were reclassified as long-term debt due to the Company's intention to repay this debt with the proceeds from the July 1995 preferred stock offering described below. At June 30, 1995, debt as a percentage of capitalization was 36.1% and the current ratio was 1.5 to 1. In July 1995, Moody's Investor Services upgraded the Company's debt rating to A3, from Baa1.

     In June 1995, Erskine Limited, Alco's U.K. subsidiary, acquired Southern Business Group PLC, a publicly held U.K. company, for a purchase price of approximately $131 million. Southern sells, leases, services and remanufactures copiers and other office equipment in Southern England and has annual revenues of $86 million.

     On June 30, 1995, the Company announced that it had reached an agreement in principal to sell its Central Products Company subsidiary. Central Products has annual revenues of approximately $125 million. The transaction is subject to several conditions, including financing, which are expected to be satisfied prior to the end of Alco's fiscal year. The Company does not expect to recognize a loss in connection with the transaction.

     In July 1995, the Company completed a public offering of approximately 3.9 million depositary shares, each representing 1/100 of a share of Series BB Conversion Preferred Stock. The Series BB Preferred Stock will carry a dividend yield of 6.5% and will automatically convert into the Company's common stock on October 1, 1998 unless previously converted at the option of the holder. The purpose of the offering is to fund the Company's ongoing acquisition program. Net proceeds of approximately $290 million were used to repay short-term borrowings incurred to fund working capital requirements and acquisitions.

     The Company's change in cash from operating activities during the first nine months of fiscal 1995 primarily relates to working capital requirements. Unisource's working capital primarily reflects the effects of substantial price increases presently being experienced in the paper business along with the increased sales volume. Changes relating to AOP primarily relate to inventory resulting from both growth in the business along with supplier price increases.

     The Company estimates that total cash expenditures in connection with the Unisource restructuring plan will amount to $148 million. In addition to the $52 million spent through fiscal 1994, $38 million was expended in the first nine months of fiscal 1995, totaling $90 million spent to date. Unisource anticipates spending an additional $15 million during the remainder of fiscal 1995.

     Finance subsidiaries debt grew by $250 million from September 30, 1994, a result of increased leasing activity. During the nine months ended June 30, 1995, Alco Capital issued an additional $367 million under its Medium Term Notes Program which began in July 1994. At June 30, 1995, $472 million of the $500 million available under this program was outstanding. On June 30, 1995, Alco Capital increased the amount available to be offered under its Medium Term Note Program by $1 billion. Under its $125 million asset securitization agreement commenced in September 1994, Alco Capital sold an additional $58 million in direct financing leases during the first nine months of fiscal 1995, replacing those leases liquidated and leaving the total amount of contracts sold unchanged.

     The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditure, acquisition and restructuring and transformation programs.

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


     (b) Reports on Form 8-K

           On July 21, 1995, the Company filed a report on Form 8-K to report its third quarter results and to announce the offering of 3,400,000 depositary shares, each representing 1/100 of a share of Series BB Conversion Preferred Stock .

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


Date    August 10, 1995                   /s/ Michael J. Dillon
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

       (27)  Financial Data Schedule