Form 10-K
period 1995-09-30
ALCO STANDARD CORP
filed 1995-11-15
CIK 3370

                           Alco Standard Corporation
                                 SEC FORM 10-K
                               SEPTEMBER 30, 1995

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


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

                                                           NAME OF EACH
                                                         EXCHANGE ON WHICH
      TITLE OF CLASS                                        REGISTERED
      --------------                                     -----------------
Common Stock, no par value                             New York Stock Exchange
(with Preferred Share Purchase Rights)                 Philadelphia Stock
                                                       Exchange
                                                       Chicago Stock Exchange

Series AA Convertible Preferred Stock                  New York Stock Exchange
 (Depositary Shares)

Series BB Conversion Preferred Stock                   New York Stock Exchange
 (Depositary Shares)

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 10, 1995 WAS APPROXIMATELY $5,208,831,084 BASED UPON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE OF $46.75 PER COMMON SHARE (ON NOVEMBER 10, 1995), $104.75 PER DEPOSITARY SHARE OF SERIES AA CONVERTIBLE PREFERRED STOCK (ON NOVEMBER 10, 1995), AND $86.75 PER DEPOSITARY SHARE OF SERIES BB CONVERSION PREFERRED STOCK (ON NOVEMBER 10,
1995). FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT AND THE TRUSTEES OF THE REGISTRANT'S PENSION PLAN AND STOCK PURCHASE PLANS WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF NOVEMBER 10, 1995 WAS 112,375,514.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PARTS I AND II--REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR
                           ENDED SEPTEMBER 30, 1995

     PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF
                                 SHAREHOLDERS


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Alco Standard Corporation ("Alco" or the "Company") was incorporated in Ohio in 1952 and is the successor to a business incorporated under a similar name in 1928. The term "Alco" generally includes Alco Standard Corporation and its subsidiaries and divisions. The address of Alco's principal executive offices is P.O. Box 834, Valley Forge, Pennsylvania 19482 (telephone number: (610) 296-8000).

  Alco markets and distributes office equipment, paper and supply systems. In fiscal 1995, Alco had annual revenues of approximately $9.9 billion. The information concerning revenues, income before taxes and assets attributable to each of Alco's business segments for each of the three years in the period ended September 30, 1995 set forth under "Segment Data" in the consolidated financial statements included on page 46 of Alco's Annual Report to Shareholders for the fiscal year ended September 30, 1995 ("1995 Annual Report") is incorporated herein by reference.

  Alco was founded and continues to operate as "The Corporate Partnership." Under this entrepreneurial principle, Alco field executives maintain a high degree of operating autonomy, which enhances the Company's ability to serve and support its customers. The following describes Alco's two business segments.

                             ALCO OFFICE PRODUCTS

  Alco Office Products ("AOP") sells, rents and leases photocopiers, fax machines and other automated office equipment for use in both traditional and integrated office environments. AOP also provides equipment service and supplies, equipment financing and reprographic facilities management and specialized document copying services.

  AOP has locations throughout the United States and Canada, and in Europe (primarily in the United Kingdom). These companies comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represent the only independent distribution network with national scope. AOP competes against numerous competitors over a wide range of markets, competing on the basis of quality customer service, price and product performance.

  AOP distributes the products of numerous manufacturers, including Canon, Oce, Ricoh and Sharp, throughout forty-eight states, six Canadian provinces and in Europe. Customers include large and small businesses, professional firms and government agencies.

  During fiscal 1993, 1994 and 1995, AOP accounted for approximately 25%, 28% and 29%, respectively, of Alco's consolidated revenues, and 50%, 55% and 53%, respectively, of Alco's operating income (excluding Unisource restructuring costs in 1993).

  During fiscal 1995, AOP acquired 102 office products companies in the United States, Canada, and Europe, with an aggregate of over $578 million in annualized revenues. In May 1995, AOP acquired CopyAmerica, the largest copy center in the country, which specializes in on-demand manuals and other short-run documents. AOP's European expansion during fiscal 1995 included the acquisition of seven companies in the United Kingdom, the largest of which was Southern Business Group (renamed A: Copy (UK) PLC), with annualized revenues of approximately $86 million.

                                   UNISOURCE

  Unisource Worldwide, Inc. ("Unisource") markets and distributes quality printing and imaging products for office and reprographic use. Through its supply systems segment, Unisource also distributes disposable paper and plastic products, packaging systems and maintenance supplies.

  During fiscal 1993, 1994 and 1995 Unisource accounted for approximately 75%, 72%, and 71%, respectively, of Alco's consolidated revenues from continuing operations, and 50%, 45% and 47%, respectively, of Alco's operating income (excluding Unisource restructuring costs in 1993).

  Unisource focuses on five market segments: printing and publishing, corporate imaging, general manufacturing, food processing and retail grocery. Unisource combines its broad array of products with specialized customer services and is implementing sophisticated information technology to tailor solutions which lower the total cost of customers' procurement and improve the efficiency of their operations. Unisource offers its customers coordinated delivery of products, customized reporting and consolidated billing. Unisource's national distribution capabilities allow it to respond quickly to the customer's needs.

  Unisource has locations in forty-five states, every province of Canada and in Mexico. Unisource's operations constitute the largest independent network of paper distributors in the United States and Canada. Although substantial in the aggregate, these operations compete separately in many different markets against numerous competitors, including both independent distributors and those owned by major paper manufacturers. Although its business is highly competitive and its competitors numerous, Unisource believes that its competitive position is strong. Unisource competes principally on the basis of quality customer service, price and the range of products maintained in inventory.

  In fiscal 1995, Unisource acquired twelve companies, primarily in supply systems target markets, with $152 million in annualized revenues, including four companies in Mexico.

               INFORMATION CONCERNING ALCO'S BUSINESS IN GENERAL

                                  STOCK SPLIT

  On November 9, 1995, the Company effected a two-for-one split of its common stock in the form of a stock dividend to shareholders of record on October 27, 1995. All common share and per share amounts reported by Alco in its consolidated financial statements have been adjusted to give retroactive effect to the stock split.

                         UNISOURCE RESTRUCTURING PLAN

  In September 1993, the Company adopted a plan to restructure Unisource's distribution network, which included the following: installation of a customer-focused information system, redesigning of warehouse and transportation management functions, regionalization of management and administrative support functions and consolidation of service center locations. As a result of the restructuring, the Company recorded a pretax charge of $175 million in the fourth quarter of fiscal 1993. At September 30, 1995, the remaining restructuring reserve was approximately $39 million, which management believes is adequate to complete the restructuring plan in fiscal 1997.

                         BOARD AND MANAGEMENT CHANGES

  In November 1995, John E. Stuart, who was appointed President and Chief Executive Officer of Alco in August 1993, was named Chairman of the Board of Directors, succeeding Ray B. Mundt. Mr. Mundt retired as an active employee of Alco effective December 31, 1994 and will continue to serve as a member of the Board.

  In August 1995, Kurt E. Dinkelacker (who had been serving as Executive Vice President and Chief Financial Officer of Alco) was named President of the Alco Office Products Group. Mr. Dinkelacker will continue as an Executive Vice President of Alco.

  In January 1995, William T. Leith was named President of Unisource, and a Vice President of Alco. Mr. Leith, who had been serving as Executive Vice President for Unisource's U.S. Operations, now directs all of Unisource's operations throughout the United States, Canada and Mexico.

  Among other executive changes during fiscal 1995, Yves Montmarquette was named President of Unisource Canada, succeeding Raymond (Pike) Peterson, Donald R. Smallwood was appointed President of Unisource Distribuidora, and William M. Laughlin was named Vice President, Acquisitions of Unisource.

  In August 1995, Elisabeth H. Barrett was appointed Vice President-- Administrative Services of Alco.

  In August 1995, Barbara Barnes Haupfuhrer, a member of the Board since 1988, was named Chairman of the Independent Directors. J. Mahlon Buck, Jr., who has been a director since 1984, retires from the Board in January 1996.

                               EQUITY OFFERINGS

  In July 1995, Alco completed a public offering of 3,877,200 depositary shares, each representing 1/100 of a share of Series BB conversion preferred stock, and used the net proceeds of approximately $290 million to reduce outstanding debt.

                                 DIVESTITURES

  In September, 1995, the Company sold its Central Products Company to Spinnaker Industries, Inc. Central Products, which manufactures paper-based carton sealing tapes, has annualized revenues of approximately $120 million.

                            SUPPLIERS AND CUSTOMERS

  Products distributed by Alco are purchased from numerous domestic and overseas suppliers. There has been no significant difficulty in obtaining products from these suppliers. Supplier relationships are good and are expected to continue. Neither AOP nor Unisource is dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on Alco's business taken as a whole.

  Many of Alco's operations are required to carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1995, inventories accounted for approximately 35% of Alco's total current assets.

                              PROPRIETARY MATTERS

  Alco has a number of patents, licenses and trademarks. Alco does not believe, however, that any one patent, license or trademark is material to its operations as a whole.

                           ENVIRONMENTAL REGULATION

  Environmental laws and liabilities relating to Alco's current businesses (which are primarily distribution operations) have not had and are not expected to have a material adverse effect upon Alco's capital expenditures, earnings or competitive position. Certain environmental claims, however, are now pending against Alco for manufacturing or landfill sites relating to predivestiture activities of discontinued operations. As a result of several recent environmental remediation claims, and increased estimated costs associated with existing environmental remediation sites (primarily related to discontinued manufacturing operations divested by the Company in 1991 and prior), the Company took a fourth quarter charge in fiscal 1995 to increase its liabilities for environmental remediation. The discontinued operations charge was approximately $24 million (approximately $17 million net of tax) or $.14 per share. The adjustment reflects management's best estimate, based on information currently available, of costs to be incurred for existing and probable claims relating to discontinued operations.

  While it is not possible to estimate what expenditures may be required in order for Alco to comply with environmental laws or discharge environmental liabilities in the future, Alco does not believe that such expenditures will have a material adverse effect on it or its operations as a whole.

                                   EMPLOYEES

  At September 30, 1995, Alco had approximately 36,500 employees.

                              FOREIGN OPERATIONS

  Alco's operations in Canada distribute paper, industrial supplies and packaging products, and distribute and service office equipment. Alco's European operations distribute and service office equipment. In June 1995, Erskine Limited, a U.K. subsidiary of Alco, purchased all of the outstanding shares of Southern Business Group PLC (SBG) and changed SBG's name to A:Copy
(UK) PLC ("A:Copy"). A:Copy has annualized revenues of approximately $86 million, and sells, leases, services and remanufactures copiers and other office equipment in Southern England. In September 1995, AOP further expanded its presence in the United Kingdom by acquiring Copymore PLC, an office equipment distributor with approximately $52 million in annualized revenues.

  Unisource expanded into Mexico during fiscal 1995, acquiring four new companies with 18 locations.

  Information concerning revenues, income before taxes and identifiable assets of Alco's foreign operations for each of the three years in the period ended September 30, 1995 set forth in note 9 to the consolidated financial statements included on page 36 of Alco's 1995 Annual Report is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

  There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.

ITEM 2. PROPERTIES.

  At September 30, 1995, Alco owned or leased facilities in fifty states, nine Canadian provinces, in Europe and in Mexico. These properties occupy a total of approximately 23 million square feet of which approximately 7 million square feet are owned and the balance are leased under lease agreements with various expiration dates. Alco believes that none of its properties is materially important to its operations as a whole, and believes that its facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  During 1995, Alco agreed to pay $10 million to settle a claim by a former subsidiary which had asserted that Alco was liable to it for certain employee liabilities. This amount was primarily charged against existing reserves for discontinued operations. The Company paid $5 million during 1995 with the remaining $5 million to be paid over the next four years.

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

                               ----------------

                          EXECUTIVE OFFICERS OF ALCO

  The following is a list of Alco's executive officers, their ages and their positions with Alco or its subsidiaries for the last five years.

                               ----------------

                NAME                AGE    POSITION (AND YEAR ELECTED OR YEARS SERVED)
                ----                ---    -------------------------------------------
 John E. Stuart...................   51 Chairman (1995), Chief Executive Officer and
                                        President (1993); Vice President (1989-1993) and
                                        Group President (1985-1993)
 William F. Drake, Jr. ...........   63 Vice Chairman (1984)
 Kurt E. Dinkelacker..............   42 Group President--Alco Office Products (1995) and
                                        Executive Vice President (1993); Chief Financial
                                        Officer (1993-1995); Executive Vice President--
                                        Finance, Alco Office Products (1989-1991); Group
                                        Controller, Alco Office Products (1987-1989)
 Hugh G. Moulton..................   62 Executive Vice President (1992); General Counsel
                                        (1979-1994); Senior Vice President--
                                        Administration (1983-1992)
 Elisabeth H. Barrett.............   50 Vice President--Administrative Services (1995);
                                        Director--Administrative Services (1994-1995);
                                        Director--Corporate MIS/HR (1992-1993)
 O. Gordon Brewer, Jr. ...........   58 Vice President--Finance (1986)
 Kathleen M. Burns................   43 Vice President (1994) and Treasurer (1989);
                                        Assistant Treasurer (1987-1989)
 J. Kenneth Croney................   53 Vice President (1983), General Counsel (1994)
                                        and Secretary (1983)
 Stephen K. Deay..................   48 Vice President--Tax (1993); Director--Taxes
                                        (1989-1993)
 Michael J. Dillon................   42 Vice President (1994) and Controller (1993);
                                        Group Controller, Alco Office Products (1991-
                                        1993); Associate Audit Director (1991); Senior
                                        Audit Manager (1987-1991)
 William T. Leith.................   48 Group President--Unisource and Vice President
                                        (1995); Executive Vice President--Unisource,
                                        U.S. Operations (1994-1995); President--PCA
                                        Central (1991-1994); President--Distribix (an
                                        Alco Standard company) (1988-1991)
 Charles R. Tilden................   42 Vice President--Corporate Affairs (1994); Vice
                                        President--Communications, Gencorp (1988-1994)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which Alco's common stock is traded (ticker symbol ASN). Alco's common stock is also traded on the Philadelphia and Chicago Stock Exchanges. As of November 10, 1995, there were approximately 14,561 holders of record of Alco's common stock. The information regarding the quarterly market price ranges of Alco's common stock and dividend payments under "Quarterly Data" on page 48 of the 1995 Annual Report is incorporated herein by reference.

  Alco currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

ITEM 6. SELECTED FINANCIAL DATA.

  Information appearing under "Corporate Financial Summary" for fiscal 1991 through 1995 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 44 and 45 of the 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Financial Review" on pages 40 through 43 of the 1995 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Auditors and Consolidated Financial Statements of Alco and its subsidiaries on pages 24 through 39 and the information appearing under "Quarterly Data" for fiscal 1995 and 1994 on page 48 of the 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    (No response to this item is required)

                               ----------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in Alco's Notice of Annual Meeting of Shareholders and Proxy Statement for the January 25, 1996 annual meeting of shareholders (the "1996 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and additional information regarding executive officers appearing under "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

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

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

       3.1 Amended and Restated Articles of Incorporation of Alco Standard
           Corporation ("Alco").
       3.2 Code of Regulations of Alco, as amended February 9, 1982, filed as
           Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated herein by reference.
       4.1 1993 Credit Agreement, dated as of September 30, 1993, among Alco,
           Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-K, is incorporated herein by reference.
       4.2 Revolving Credit and Acceptance Agreement, dated as of April 21,
           1993, among Alco, Unisource Canada Inc. and The Toronto Dominion
           Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-K, is incorporated herein by reference. Amendment No. 1 to Revolving Credit and Acceptance Agreement, filed as Exhibit 4.2 to Alco's 1994 10-K, is incorporated herein by reference.
       4.3 Credit Agreement, dated December 1, 1994, among Alco and various institutional lenders, filed as Exhibit 4.8 to Alco's Registration
           Statement No. 33-56437, is incorporated herein by reference.
           Amendment No. 1 dated February 1, 1995.
       4.4 Receivables Purchase Agreement and Guarantee between PCA Paper
           Acquisition Inc., Stars Trust, Alco and Bank of Montreal, filed as
           Exhibit 4.4 to Alco's 1992 10-K, is incorporated herein by reference. Amendment dated September 30, 1994 to Receivables
           Purchase Agreement, filed as Exhibit 4.4 to Alco's 1994 10-K, is incorporated herein by reference.
       4.5 Credit Agreement dated as of October 13, 1995 among Alco Office
           Systems Canada, Inc., Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada.
       4.6 Participation Agreement dated as of November 8, 1994 among Unisource
           Worldwide, Inc. and AOP, Inc. as Lessees, Alco, as Guarantor, PPI
           SPV, L.P., as Lessor, Pitcairn SPV Inc., as General Partner of
           Lessor and Trust Company Bank, as Lender and Agent.
       4.7 Rights Agreement dated as of February 10, 1988 between Alco and
           National City Bank, filed on February 11, 1988 as Exhibit 1 to
           Alco's Registration Statement on Form 8-A, is incorporated herein by reference.

       4.8 Assumption Agreement and Amended and Restated Note Agreement dated as of May 13, 1994 between Alco and the Prudential Insurance
            Company of America, filed as Exhibit 4.5 to Alco's 1994 10-K, is incorporated herein by reference. Amendment No. 1 dated September
            30, 1995.
       4.9  Note Purchase Agreement between Alco and various purchasers dated
            July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005.
       4.10 Pursuant to Regulation S-K item 601(b)(iii), Alco agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco and its subsidiaries.
      10.1 Note Purchase Agreement, dated as of June 15, 1986 between Alco and certain institutional investors, filed as Exhibit 4.2 to Alco's
            Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference.
      10.2  Alco Standard Corporation Amended and Restated Long Term Incentive
            Compensation Plan.**
      10.3  Alco Standard Corporation Annual Bonus Plan, filed as Exhibit 10.3 to Alco's 1994 10-K, is incorporated herein by reference.**
      10.4  Alco Standard Corporation Partners' Stock Purchase Plan, filed as
            Exhibit 10.4 to Alco's 1994 10-K, is incorporated herein by reference.**
      10.5  Alco Standard Corporation 1981 Stock Option Plan, filed as Exhibit
            10.5 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.6  Alco Standard Corporation Amended and Restated 1986 Stock Option
            Plan.**
      10.7 Alco Standard Corporation 1989 Directors' Stock Option Plan, filed as Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.8 Alco Standard Corporation 1993 Directors' Stock Option Plan, filed as Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
      10.9  Alco Standard Corporation 1995 Stock Option Plan, filed as Exhibit
            94 to Alco's Registration Statement No. 33-56469 on Form S-8, is incorporated herein by reference.**
      10.10 Alco Standard Corporation 1980 Deferred Compensation Plan, filed as
            Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.11 Alco Standard Corporation 1985 Deferred Compensation Plan, filed as
            Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.12 Alco Standard Corporation 1991 Deferred Compensation Plan, filed as
            Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.13 Alco Standard Corporation Retirement Plan for Non-Employee
            Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.14 Alco Standard Corporation Amended and Restated 1994 Deferred
            Compensation Plan.**
      10.15 Indenture, dated as of April 1, 1986 between Alco and the Chase
            Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco's
            Registration Statement No. 30-4829, is incorporated herein by reference.
      10.16 Support Agreement dated as of June 1, 1994 between Alco and Alco
            Capital Resource, Inc. (Alco's leasing subsidiary), filed as
            Exhibit 10.4 to Alco Capital Resource's Amended Registration
            Statement in Form 10-12G/A dated May 27, 1994, is incorporated herein by reference.
      10.17 Maintenance Agreement, dated as of August 15, 1991 between Alco and
            Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as
            Exhibit 10.2 to Alco Capital Resource's Registration Statement on
            Form 10 dated May 4, 1994, is incorporated herein by reference.

      10.18 Operating Agreement, dated as of August 15, 1991 between Alco and
            Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as
            Exhibit 10.3 to Alco Capital Resource's Registration Statement on
            Form 10 dated May 4, 1994, is incorporated herein by reference.
      10.19 Agreement effective January 1, 1994 between Unisource Worldwide,
            Inc. and Integrated Systems Solution Corporation, a subsidiary of
            IBM, portions of which contain confidential material, filed as
            Exhibit 10.20 to Alco's 1994 Form 10-K/A filed on March 17, 1995, is incorporated herein by reference.
      10.20 Receivables Transfer Agreement dated as of September 23, 1994 Among
            Alco Capital Resource, Inc., Twin Towers, Inc. and Deutsche Bank
            AG, New York Branch, portions of which contain confidential material, filed as Exhibit 10.21 to Alco's 1994 10-K/A filed on
            March 17, 1995, is incorporated herein by reference.
      10.21 Distribution Agreement dated as of June 30, 1995 between Alco
            Capital Resource, Inc. and various distribution agents.
      10.22 Indenture dated as of July 1, 1994 between Alco Capital Resource,
            Inc. and Nations Bank, N.A., as Trustee, filed as Exhibit 4 to Alco
            Capital Resource's Registration Statement No. 33-53779, is
            incorporated herein by reference.
      10.23 Indenture dated as of July 1, 1995 between Alco Capital Resource,
            Inc. and Chemical Bank, N.A., as Trustee.
      11    Statement re: Computation of earnings per share.
      12.1  Ratio of Earnings to Fixed Charges.
      12.2  Ratio of Earnings to Fixed Charges Excluding Captive Finance
            Subsidiaries.
      12.3  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
      12.4  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
            Excluding Captive Finance Subsidiaries.
      13    Financial Section of Alco's Annual Report to Shareholders for the
            fiscal year ended September 30, 1995 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed"
            as part of this report).
      21    Subsidiaries of Alco.
      23    Auditors' Consent.
      24    Powers of Attorney; certified resolution re: Powers of Attorney.
      27    Financial Data Schedule.

--------
 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.
**Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On July 21, 1995, Alco filed a Current Report on Form 8-K to report under
Item 5 that its Articles of Incorporation had been amended to add a series of preferred stock (Series BB).

  On October 12, 1995, Alco filed a Current Report on Form 8-K to report under
Item 5 a pretax charge to discontinued operations for environmental liabilities of approximately $24 million (approximately $17 million net of tax) in the fourth quarter of fiscal 1995.

  On October 18, 1995, Alco filed a Current Report on Form 8-K to report under
Item 5 certain information included in its October 17, 1995 press release, including its fourth quarter earnings, a two-for-one common stock split and an increase in its quarterly common stock dividend.

  (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on page S-1 of this report.

                  ALCO STANDARD CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(A)(1) AND (2) AND 14(D)
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of Alco Standard Corporation and its subsidiaries included in the 1995 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

              Consolidated Statements of Income
              --Fiscal years ended September 30, 1995, September 30, 1994 and September 30, 1993

              Consolidated Balance Sheets
              --September 30, 1995 and September 30, 1994

              Consolidated Statements of Cash Flows
              --Fiscal years ended September 30, 1995, September 30, 1994 and September 30, 1993

              Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1995, September 30, 1994 and September 30, 1993

              Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedules of Alco Standard Corporation and its subsidiaries are submitted in response to Item 14(d):

              Schedule II--Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Alco Standard Corporation

Date: November 14, 1995
                                                   /s/ Michael J. Dillon
                                          By___________________________________
                                            (MICHAEL J. DILLON) VICE PRESIDENT
                                                 AND CONTROLLER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT ON FORM 10-K/A HAS BEEN SIGNED BELOW ON NOVEMBER 14, 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE

           *John E. Stuart                Chairman, President, and Chief
-------------------------------------      Executive Officer (Principal
          (JOHN E. STUART)                 Executive Officer)

       /s/ Kurt E. Dinkelacker            Executive Vice President and Chief
-------------------------------------      Financial Officer (Principal
        (KURT E. DINKELACKER)              Financial Officer)

        /s/ Michael J. Dillon             Vice President and Controller
-------------------------------------      (Principal Accounting Officer)
         (MICHAEL J. DILLON)

            *Ray B. Mundt                 Director
-------------------------------------
           (RAY B. MUNDT)

        *J. Mahlon Buck, Jr.              Director
-------------------------------------
        (J. MAHLON BUCK, JR.)

          *Paul J. Darling                Director
-------------------------------------
          (PAUL J. DARLING)

       *William F. Drake, Jr.             Director
-------------------------------------
       (WILLIAM F. DRAKE, JR.)

          *James J. Forese                Director
-------------------------------------
          (JAMES J. FORESE)

        *Frederick S. Hammer              Director
-------------------------------------
        (FREDERICK S. HAMMER)

     *Barbara Barnes Hauptfuhrer          Director
-------------------------------------
    (BARBARA BARNES HAUPTFUHRER)

            *Dana G. Mead                 Director
-------------------------------------
           (DANA G. MEAD)

          *Paul C. O'Neill                Director
-------------------------------------
          (PAUL C. O'NEILL)

          *Rogelio G. Sada                Director
-------------------------------------
          (ROGELIO G. SADA)

         *James W. Stratton               Director
-------------------------------------
         (JAMES W. STRATTON)

  *By his signature set forth below, Hugh G. Moulton, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

         /s/ Hugh G. Moulton                                 November 14, 1995
-------------------------------------
          (HUGH G. MOULTON)

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A           COL. B            COL. C                COL. D         COL. E
         ------           ------            ------             ------------    -----------
                                             ADDITIONS
                                      -----------------------
                                                  CHARGED TO
                          BALANCE AT  CHARGED TO     OTHER                       BALANCE AT
                           BEGINNING   COSTS AND  ACCOUNTS--     DEDUCTIONS--      END OF
      DESCRIPTION          OF PERIOD   EXPENSES    DESCRIBE        DESCRIBE        PERIOD
      -----------         ----------- ----------- -----------    ------------    -----------
YEAR ENDED SEPTEMBER 30,
1995
------------------------
Allowance for doubtful
 accounts...............  $29,428,000 $21,900,000 $17,249,000(1) $19,949,000(2)  $48,628,000
YEAR ENDED SEPTEMBER 30,
1994
------------------------
Allowance for doubtful
 accounts...............  $27,528,000 $19,668,000 $   836,000(1) $18,604,000(2)  $29,428,000
YEAR ENDED SEPTEMBER 30,
1993
------------------------
Allowance for doubtful
 accounts...............  $23,947,000 $19,702,000 $ 4,768,000(1) $20,889,000(2)  $27,528,000

--------
(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                           ALCO STANDARD CORPORATION
                     VALLEY FORGE, PENNSYLVANIA 19482-0834
                                 (610) 296-8000

                                 EXHIBIT INDEX

 EXHIBIT                                                                   PAGE
   NO.                               EXHIBIT                               NO.
 -------                             -------                               ----
   3.1   Amended and Restated Articles of Incorporation of Alco Standard
         Corporation ("Alco").
   3.2   Code of Regulations of Alco, as amended February 9, 1982, filed as Exhibit 3(b) to Alco's 1982 Form 10-K, is incorporated
         herein by reference.
   4.1   1993 Credit Agreement, dated as of September 30, 1993, among
         Alco, Alco Office Products (U.K.) and various institutional lenders, filed as Exhibit 4.1 to Alco's 1993 Form 10-K, is incorporated herein by reference.
   4.2   Revolving Credit and Acceptance Agreement, dated as of April
         21, 1993, among Alco, Unisource Canada Inc. and The Toronto
         Dominion Bank, filed as Exhibit 4.2 to Alco's 1993 Form 10-K, is incorporated herein by reference. Amendment No. 1 to
         Revolving Credit and Acceptance Agreement, filed as Exhibit 4.2 to Alco's 1994 10-K, is incorporated herein by reference.
   4.3   Credit Agreement, dated December 1, 1994, among Alco and
         various institutional lenders, filed as Exhibit 4.8 to Alco's
         Registration Statement
         No. 33-56437, is incorporated herein by reference. Amendment
         No. 1 dated February 1, 1995.
   4.4   Receivables Purchase Agreement and Guarantee between PCA Paper
         Acquisition Inc., Stars Trust, Alco and Bank of Montreal, filed as Exhibit 4.4 to Alco's 1992 10-K, is incorporated herein by reference. Amendment dated September 30, 1994 to Receivables
         Purchase Agreement, filed as Exhibit 4.4 to Alco's 1994 10-K, is incorporated herein by reference.
   4.5   Credit Agreement dated as of October 13, 1995 among Alco Office
         Systems Canada, Inc., Deutsche Bank Canada, Chemical Bank of
         Canada and Royal Bank of Canada.
   4.6   Participation Agreement dated as of November 8, 1994 among
         Unisource Worldwide, Inc. and AOP, Inc. as Lessees, Alco, as
         Guarantor, PPI SPV, L.P., as Lessor, Pitcairn SPV Inc., as
         General Partner of Lessor and Trust Company Bank, as Lender and
         Agent.
   4.7   Rights Agreement dated as of February 10, 1988 between Alco and
         National City Bank, filed on February 11, 1988 as Exhibit 1 to
         Alco's Registration Statement on Form 8-A, is incorporated herein by reference.
   4.8   Assumption Agreement and Amended and Restated Note Agreement
         dated as of May 13, 1994 between Alco and the Prudential
         Insurance Company of America, filed as Exhibit 4.5 to Alco's
         1994 10-K, is incorporated herein by reference. Amendment No. 1 dated September 30, 1995.
   4.9   Note Purchase Agreement between Alco and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November
         15, 2005.
   4.10  Pursuant to Regulation S-K item 601(b)(iii), Alco agrees to furnish to the Commission, upon request, a copy of other
         instruments defining the rights of holders of long-term debt of
         Alco and its subsidiaries.
  10.1   Note Purchase Agreement, dated as of June 15, 1986 between Alco and certain institutional investors, filed as Exhibit 4.2 to
         Alco's Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference.
  10.2   Alco Standard Corporation Amended and Restated Long Term
         Incentive Compensation Plan.**
  10.3   Alco Standard Corporation Annual Bonus Plan, filed as Exhibit
         10.3 to Alco's 1994 10-K, is incorporated herein by
         reference.**
  10.4   Alco Standard Corporation Partners' Stock Purchase Plan, filed as Exhibit 10.4 to Alco's 1994 10-K, is incorporated herein by reference.**
  10.5   Alco Standard Corporation 1981 Stock Option Plan, filed as
         Exhibit 10.5 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.6   Alco Standard Corporation Amended and Restated 1986 Stock
         Option Plan.**

 EXHIBIT                                                                   PAGE
   NO.                               EXHIBIT                               NO.
 -------                             -------                               ----
  10.7   Alco Standard Corporation 1989 Directors' Stock Option Plan,
         filed as Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.8   Alco Standard Corporation 1993 Directors' Stock Option Plan,
         filed as Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
  10.9   Alco Standard Corporation 1995 Stock Option Plan, filed as
         Exhibit 94 to Alco's Registration Statement No. 33-56469 on
         Form S-8, is incorporated herein by reference.**
  10.10  Alco Standard Corporation 1980 Deferred Compensation Plan,
         filed as Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.11  Alco Standard Corporation 1985 Deferred Compensation Plan,
         filed as Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.12  Alco Standard Corporation 1991 Deferred Compensation Plan,
         filed as Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.13  Alco Standard Corporation Retirement Plan for Non-Employee
         Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
  10.14  Alco Standard Corporation Amended and Restated 1994 Deferred
         Compensation Plan.**
  10.15  Indenture, dated as of April 1, 1986 between Alco and the Chase
         Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to
         Alco's Registration Statement No. 30-4829, is incorporated herein by reference.
  10.16  Support Agreement dated as of June 1, 1994 between Alco and
         Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.4 to Alco Capital Resource's Amended Registration
         Statement in Form 10-12G/A dated May 27, 1994, is incorporated herein by reference.
  10.17  Maintenance Agreement, dated as of August 15, 1991 between Alco and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.2 to Alco Capital Resource's Registration
         Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
  10.18  Operating Agreement, dated as of August 15, 1991 between Alco and Alco Capital Resource, Inc. (Alco's leasing subsidiary), filed as Exhibit 10.3 to Alco Capital Resource's Registration
         Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
  10.19  Agreement effective January 1, 1994 between Unisource
         Worldwide, Inc. and Integrated Systems Solution Corporation, a
         subsidiary of IBM, portions of which contain confidential
         material, filed as Exhibit 10.20 to Alco's 1994 Form 10-K/A filed on March 17, 1995, is incorporated herein by reference.
  10.20  Receivables Transfer Agreement dated as of September 23, 1994
         Among Alco Capital Resource, Inc., Twin Towers, Inc. and
         Deutsche Bank AG, New York Branch, portions of which contain confidential material, filed as Exhibit 10.21 to Alco's 1994
         10-K/A filed on March 17, 1995, is incorporated herein by
         reference.
  10.21  Distribution Agreement dated as of July 1, 1995 between Alco
         Capital Resource, Inc. and various distribution agents.
  10.22  Indenture dated as of July 1, 1994 between Alco Capital
         Resource, Inc. and Nations Bank, N.A., as Trustee, filed as
         Exhibit 4 to Alco Capital Resource's Registration Statement No.
         33-53779, is incorporated herein by reference.
  10.23  Indenture dated as of July 1, 1995 between Alco Capital
         Resource, Inc. and Chemical Bank, N.A., as Trustee.
  11     Statement re: Computation of earnings per share.
  12.1   Ratio of Earnings to Fixed Charges.
  12.2   Ratio of Earnings to Fixed Charges Excluding Captive Finance
         Subsidiaries.

 EXHIBIT                                                                 PAGE
   NO.                              EXHIBIT                              NO.
 -------                            -------                              ----
  12.3   Ratio of Earnings to Fixed Charges and Preferred Stock
         Dividends.
  12.4   Ratio of Earnings to Fixed Charges and Preferred Stock
         Dividends Excluding Captive Finance Subsidiaries.
  13     Financial Section of Alco's Annual Report to Shareholders for
         the fiscal year ended September 30, 1995 (which, except for those portions thereof expressly incorporated herein by
         reference, is furnished for the information of the Commission and is not "filed" as part of this report).
  21     Subsidiaries of Alco.
  23     Auditors' Consent.
  24     Powers of Attorney; certified resolution re: Powers of
         Attorney.
  27     Financial Data Schedule.

--------
**Management contract or compensatory plan or arrangement.