Form 10-Q
period 1995-12-31
ALCO STANDARD CORP
filed 1996-02-14
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from   __________ to _____

Commission file number    1-5964
                        ----------------------------------------

                           ALCO STANDARD CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            OHIO                                                  23-0334400
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                   Box 834, Valley Forge, Pennsylvania 19482
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (610) 296-8000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes ____ No ____

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.

Common Stock, no par value                                    118,978,227 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
------------------------------


  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets--December 31, 1995
              and September 30, 1995

              Consolidated Statements of Income--Three months ended December 31, 1995 and December 31, 1994

              Consolidated Statements of Cash Flows--Three months ended December 31, 1995 and December 31, 1994

              Notes to Consolidated Financial Statements--
              December 31, 1995


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------


  Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES
----------

                         PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  DECEMBER 31      SEPTEMBER 30
ASSETS                                                                1995             1995
------                                                           -------------    --------------
CURRENT ASSETS
   Cash                                                           $    67,231       $    90,106
   Accounts receivable, less allowance for doubtful accounts:
     12/95 - $38,269; 9/95 - $48,628                                1,131,930         1,175,699
   Inventories                                                        886,298           747,895
   Prepaid expenses and deferred taxes                                182,867           146,867
                                                                   ----------        ----------
   Total current assets                                             2,268,326         2,160,567
                                                                   ----------        ----------

INVESTMENTS AND LONG-TERM RECEIVABLES                                  58,091            56,086

PROPERTY AND EQUIPMENT, AT  COST                                      738,068           745,235
   Less accumulated depreciation                                      347,511           375,285
                                                                   ----------        ----------
                                                                      390,557           369,950
                                                                   ----------        ----------

OTHER ASSETS
   Goodwill                                                         1,173,749         1,058,214
   Miscellaneous                                                      152,980           109,436
                                                                   ----------        ----------
                                                                    1,326,729         1,167,650
                                                                   ----------        ----------

FINANCE SUBSIDIARIES ASSETS                                         1,098,156           983,322
                                                                   ----------        ----------

                                                                  $ 5,141,859       $ 4,737,575
                                                                   ==========        ==========


See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                  DECEMBER 31      SEPTEMBER 30
LIABILITIES AND  SHAREHOLDERS' EQUITY                                1995              1995
-------------------------------------                           --------------    --------------
CURRENT LIABILITIES
  Current portion of long-term debt                               $     47,299      $     26,319
  Notes payable                                                         95,039           280,832
  Trade accounts payable                                               489,115           501,316
  Accrued salaries, wages and commissions                               71,437           115,874
  Deferred revenues                                                    171,526           172,900
  Restructuring costs                                                   19,068            33,302
  Other accrued expenses                                               310,440           259,534
                                                                   -----------       -----------
  Total current liabilities                                          1,203,924         1,390,077
                                                                   -----------       -----------

LONG-TERM DEBT                                                         783,039           325,314

OTHER LIABILITIES
  Deferred taxes                                                        95,664            96,082
  Restructuring costs                                                    6,000             6,000
  Other long term liabilities                                          174,265           178,782
                                                                   -----------       -----------
                                                                       275,929           280,864
                                                                   -----------       -----------

FINANCE SUBSIDIARIES LIABILITIES;
  including debt of: 12/95 - $908,168; 9/95 - $817,585                 961,850           872,783

SHAREHOLDERS' EQUITY
  Series AA convertible preferred stock, no par value:
    Depositary shares issued and outstanding
    12/95 - 3,832 shares; 9/95 - 4,025 shares                          192,779           201,924
  Series BB conversion preferred stock, no par value:
    3,877 depositary shares issued and outstanding                     290,175           290,152
  Common stock, no par value:
    Authorized 150,000 shares
    Issued 12/95 - 113,368 shares; 9/95 - 112,182 shares               688,430           637,414
  Retained earnings                                                    789,666           765,309
  Foreign currency translation adjustment                              (23,095)          (21,536)
  Cost of common shares in treasury: 12/95 - 508
    shares; 9/95 - 118 shares                                          (20,838)           (4,726)
                                                                   -----------       -----------
                                                                     1,917,117         1,868,537
                                                                   -----------       -----------

                                                                  $  5,141,859      $  4,737,575
                                                                   ===========       ===========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                           THREE MONTHS ENDED DECEMBER 31
                                          --------------------------------
                                              1995               1994
                                          -------------      -------------
REVENUES
Net sales                                $    2,533,617     $    2,160,791
Dividends, interest and other income              1,014                870
Finance subsidiaries                             31,795             19,940
                                          -------------      -------------
                                              2,566,426          2,181,601
                                          -------------      -------------

COSTS AND EXPENSES
Cost of goods sold                            1,849,436          1,606,209
Selling and administrative                      586,495            479,274
Interest                                         14,327             11,950
Finance subsidiaries interest                    14,809              9,619
                                          -------------      -------------
                                              2,465,067          2,107,052
                                          -------------      -------------

INCOME BEFORE TAXES                             101,359             74,549
TAXES ON INCOME                                  39,944             29,080
                                          -------------      -------------
NET INCOME                                       61,415             45,469
PREFERRED DIVIDENDS                               7,664              2,893
                                          -------------      -------------
NET INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                           $       53,751     $       42,576
                                          =============      =============

EARNINGS PER SHARE (1)                            $0.47              $0.38
                                          =============      =============
Cash dividends per share of common stock          $0.14              $0.13
                                          =============      =============

(1)  See Exhibit 11 for computation of earnings per share.


See notes to consolidated financial statements.

                                             ALCO STANDARD CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                   ---------------------------------
                                                                                            1995                1994
                                                                                   -------------       -------------
OPERATING ACTIVITIES
  Net income                                                                      $       61,415      $       45,469
  Additions (deductions) to reconcile net income to net
   cash used in operating activities:
       Depreciation                                                                       21,090              18,116
       Amortization                                                                        9,851               7,591
       Payment of restructuring costs                                                    (13,644)             (7,503)
       Provision for losses on accounts receivable                                         6,708               5,526
       Changes in operating assets and liabilities, net
        of effects from acquisitions:
          Decrease (increase) in accounts receivable                                      62,219             (58,129)
          Increase in inventories                                                       (115,782)           (130,349)
          Increase in prepaid expenses                                                   (41,846)             (9,886)
          Decrease in accounts payable, deferred
           revenues and accrued expenses                                                 (41,649)            (63,852)
       Miscellaneous                                                                      (8,892)              1,688
                                                                                   --------------      --------------
                                                  Net cash used                          (60,530)           (191,329)

INVESTING ACTIVITIES
       Proceeds from sale of property and equipment                                        9,326               7,776
       Payments received on long-term receivables                                            962                 913
       Cost of companies acquired, net of cash acquired                                  (86,425)            (22,460)
       Expenditures for property and equipment                                           (33,831)            (20,564)
       Purchase of miscellaneous assets                                                  (29,914)            (23,057)
       Finance subsidiaries receivables - additions                                     (191,094)           (133,398)
       Finance subsidiaries receivables - collections                                     76,097              54,580
                                                                                   --------------      --------------
                                                  Net cash used                         (254,879)           (136,210)

FINANCING ACTIVITIES
       Proceeds (repayments) from short-term borrowings, net                            (156,977)            156,000
       Proceeds from issuance of long-term debt                                          431,675             108,814
       Proceeds from option exercises and sale of treasury shares                         13,281              20,735
       Proceeds from sale of finance subsidiaries lease receivables                       13,154              16,909
       Debt issue costs                                                                   (5,875)
       Long-term debt repayments                                                         (17,714)             (2,456)
       Finance subsidiaries debt - additions                                             134,985              99,246
       Finance subsidiaries debt - repayments                                            (44,402)            (38,589)
       Dividends paid                                                                    (22,917)            (16,555)
       Purchase of treasury shares                                                       (52,676)            (36,807)
                                                                                   --------------      --------------
                                                  Net cash provided                      292,534             307,297
                                                                                   --------------      --------------
NET DECREASE IN CASH                                                                     (22,875)            (20,242)
CASH AT BEGINNING OF PERIOD                                                               90,106              53,369
                                                                                   --------------      --------------
CASH AT END OF PERIOD                                                             $       67,231      $       33,127
                                                                                   ==============      ==============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


Note 1:  Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:  Debt
         ----

     On December 11, 1995, the Company issued $300 million of 30 year bonds at a stated interest rate of 6.75% to the public at a discount price of 98.48%. The effective yield on the bonds is 6.87%. The bonds will be redeemable as a whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Yield (as defined) plus 15 basis points, plus in each case accrued interest to the date of redemption. Interest on the bonds is paid semi-annually. The bonds are not subject to sinking fund provisions.

Note 3:  Series AA Preferred Stock Redemption
         ------------------------------------

     On January 10, 1996, the Company announced its intention to redeem all of its Series AA Preferred Stock effective February 9, 1996. Holders of record of the depositary shares of Series AA Preferred Stock on the redemption date will be entitled to receive approximately 2.2402 shares of common stock for each depositary share redeemed. As of December 31, 1995, 3,832,100 depositary shares of Series AA Preferred Stock were outstanding.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
---------------------------------------------------------------------------
FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

     The discussion of the results of operations reviews the operations of the Company as contained in the Consolidated Statements of Income.

                     THREE MONTHS ENDED DECEMBER 31, 1995
              COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1994
              --------------------------------------------------

     Revenues and income before taxes for the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995 were as follows:

                                            Revenues                     Income Before Taxes
                                    ------------------------         --------------------------
                                     December 31         %            December 31          %
                                   ---------------                  --------------
                                    1995      1994     Change        1995     1994       Change
                                    ----      ----     ------        ----     ----       ------
(in millions)
Alco Office Products               $  852    $  636     34.0%        $76.1   $ 55.1       38.1%
Unisource
  United States                     1,520     1,367     11.2          47.7     36.1       32.1
  Canada                              196       180      8.9           8.3      6.5       27.7
                                      ---       ---                    ---      ---
Total Unisource                     1,716     1,547     10.9          56.0     42.6       31.5
                                    -----     -----                   ----     ----
Operating                           2,568     2,183     17.6         132.1     97.7       35.2

Interest                                                             (14.3)   (11.9)
Eliminations and non-allocated         (2)       (1)                 (16.4)   (11.2)
                                       --        --                  -----    -----
                                   $2,566    $2,182     17.6%       $101.4    $74.6       35.9%
                                   ======    ======                 ======    =====

     The Company's revenues for the first quarter of fiscal year 1996 were $2.6 billion, a 17.6% increase over the comparable period in the prior year. Operating income increased 35.2% to $132.1 million from $97.7 million reported in the first quarter of fiscal year 1995. Earnings per share of $.47 were 23.7% higher than the $.38 reported in the first quarter of the prior year.

   ALCO OFFICE PRODUCTS

     Alco Office Products (AOP) generated $216 million in increased revenues in the first quarter of fiscal 1996, a 34.0% increase over the prior year, of which $62 million related to AOP's base companies and $154 million to current and prior year acquisitions. Internal revenue growth (approximately 10%) in AOP's base companies continues across all revenue segments, but primarily in equipment sales, supplies and outsourcing businesses. AOP expects its internal revenue growth to increase in the last three quarters of the fiscal year to yield at least a 15% internal growth rate for fiscal 1996. Internal revenue growth in the first quarter was adversely affected due to an emphasis on operating income and margin improvement and not on machine placements.

     AOP's operating income increased by $21.0 million, or 38.1% over the prior year. Current and prior year acquisitions contributed $13.2 million. The remaining $7.8 million represents internal growth from its base companies, net of transformation costs. This growth primarily represents higher operating contributions from the equipment, supplies and outsourcing areas of AOP's businesses, as well as increased operating income related to its leasing activities through Alco Capital Resource, Inc. (Alco Capital). Alco Capital contributed 11.2% of AOP's operating income in the first quarter of fiscal 1996 compared to 10.2% in the first quarter of fiscal 1995. Operating margins were 8.9% in the first quarter of fiscal 1996, compared to 8.7% in fiscal 1995.

   AOP TRANSFORMATION

     The Company has developed a long range strategy to transform AOP. The strategy includes broadening the business into three market segments - analog, networking and outsourcing. The transformation will include consolidating administrative functions, rationalizing the supply chain, establishing new vendor alliances, developing a new information technology system, adopting a single name, developing a major/national accounts program and moving to a market-place focus to strengthen local service. AOP is in the early stages of this transformation, which is expected to take up to four years.

   UNISOURCE

     Revenues from Unisource's U.S. operations increased by $153 million, or 11.2% over the prior year. Current and prior year acquisitions accounted for $76 million of this increase. On a quarter to quarter comparison, paper prices were up an average of 18%, while shipments were down approximately 6% due to inventory buildups throughout the industry in the latter part of fiscal 1995. Paper prices have dropped significantly since September, but demand and prices are expected to recover as inventories are reduced. Supply systems volume, excluding acquisitions, was essentially flat compared to first quarter of fiscal 1995. Unisource's Canadian operations increased revenues by $16 million, including $4 million contributed by a 1995 acquisition. The remaining increase represents the net effect of higher pricing in fiscal 1996, offset by a reduction in shipments.

     Operating income from Unisource's U.S. operations increased $11.6 million, of which $7.7 million is from its base companies and $3.9 million is from current and prior year acquisitions. The increase in operating income from base companies was primarily due to paper price increases. The increase of $1.8 million in the Canadian paper operation also reflects the positive effects of price increases. Operating margins were 3.3% in the first quarter of fiscal 1996, compared to 2.8% in the first quarter of fiscal 1995.

   UNISOURCE RESTRUCTURING

     During the quarter, Unisource began testing its new information technology system. Due to some required software modifications, Unisource does not expect the system to be fully implemented until the end of 1997. Unisource still expects to deliver $50 million of incremental restructuring benefits in fiscal 1996, with most of these benefits to be captured in the second half of this year. At December 31, 1995, the remaining restructuring reserve is $25.1 million.

   FOREIGN OPERATIONS

     Revenues from the Company's paper and office products operations outside the U.S. were $320 million for the first quarter of fiscal 1996 compared to $247 million for the same period of the prior fiscal year, an increase of 29.6%. AOP's European operations accounted for $43 million of the increase, primarily the result of the acquisitions of A:Copy (UK) PLC and Copymore PLC in the third and fourth quarter of fiscal 1995. The increase also includes $30 million from Unisource and AOP Canadian operations.

     Operating income from foreign operations was $19.9 million for the three months ended December 31, 1995, up $9.9 million from the prior year, of which $7.0 million is attributable to AOP's European operations. Unisource and AOP's Canadian operations added $2.9 million of operating income to the first quarter of fiscal 1996.

     There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

  ACQUISITIONS

     In the first quarter of fiscal 1996, AOP completed 24 acquisitions with annualized revenues of $137 million. In addition, AOP announced two strategic acquisitions with combined annualized revenues of $225 million - Legal Copies International (LCI) and CDP Imaging Systems (CDP). The LCI transaction was completed on January 12, 1996 and CDP is expected to close in mid-February. These acquisitions will expand AOP's capacity and expertise in networking and outsourcing, two of the group's strategic focus areas in its transformation to become the premier provider of office solutions.

     Unisource completed 11 acquisitions in the first quarter of fiscal 1996 with annualized revenues of $275 million. Nine of those acquisitions are U.S.- based supply systems companies, reflecting Unisource's goal of a balanced revenue contribution between its paper and supply systems segments by the year 2000. Two of the acquisitions are located in Mexico, significantly expanding the group's presence in that market.

   OTHER
     Interest expense increased by approximately $2.4 million, primarily the result of increased borrowing levels during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

     Income before taxes increased by $26.8 million, or 35.9% over the prior year, primarily reflecting the combined result of improved operations from base companies, along with earnings contributed by acquisitions, net of increased interest costs and corporate expenses. The effective income tax rate is currently 39.4% compared with 39.0% for the comparative period in fiscal 1995.

     Weighted average shares of 114.6 million at December 31, 1995 were 3.8 million shares greater than the 110.8 million at December 31, 1994, primarily the result of acquisitions. On January 10, 1996, the Company announced its intention to redeem all of its Series AA Preferred Stock effective February 9, 1996. As of December 31, 1995, there were approximately 3.8 million depositary shares of Series AA Preferred Stock outstanding. Each depositary share is convertible to 2.2402 shares of common stock. There will be no material effect to earnings per share for fiscal 1996 as a result of the conversion.

     The Company now anticipates adopting Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the first quarter of fiscal 1997. It is not expected to have a material effect on the financial statements.

                       FINANCIAL CONDITION AND LIQUIDITY
                       ---------------------------------


     The Company's cash usage from operating activities is the result of increased working capital, primarily due to inventory buildups. Unisource's inventory buildup is primarily a result of decreased sales volume during the quarter. AOP's inventory increase is a result of restocking after strong fourth quarter 1995 sales and continued growth in the Oce product line. Other major cash usages for the quarter include acquisitions, capital expenditures and dividends. These cash usages in the first quarter were funded by cash flow from operations and increased debt.

     Debt, excluding finance subsidiaries, was $925 million at December 31, 1995, an increase of $293 million from the Company's debt balance at September 30, 1995 of $632 million. In November 1995, the Company filed a shelf registration with the SEC under which it may issue up to $750 million of debt or equity securities. On December 11, 1995, the Company issued $300 million of 30 year bonds with a stated interest rate of 6.75% to the public at a discount price of 98.48% under this shelf. The proceeds were used to repay short term borrowings. The Company had a total of $600 million in bank credit commitments as of December 31, 1995. Short term borrowings supported by these facilities totaled $89 million leaving $511 million unused and available. At December 31, 1995, debt as a percentage of capitalization was 32.6% and the current ratio was
1.9 to 1.

     The Company also filed a shelf registration for 10 million shares of common stock in December 1995. Shares issued under this shelf will be used exclusively for acquisitions.

     The Company estimates that total cash expenditures in connection with the Unisource restructuring plan will amount to $143 million. In addition to the $112 million spent through fiscal 1995, $14 million was expended in the first quarter of fiscal 1996, totaling $126 million spent to date. Unisource anticipates spending an additional $17 million during the remainder of fiscal 1996. The remaining commitment under Unisource's $300 million 10 year information technology outsourcing agreement, which was effective January 1, 1994, is $206 million at December 31, 1995. The foregoing commitments are anticipated to be funded from Unisource's operating cash flow.

     Finance subsidiaries debt grew by $91 million from September 30, 1995, as a result of increased leasing activity. During the three months ended December 31, 1995, Alco Capital issued an additional $120 million under its medium term notes program. At December 31, 1995, $722 million of medium term notes were outstanding with a weighted interest rate of 6.8%, leaving $778 million available under this program. Under its $125 million asset securitization agreement commenced in September 1994, Alco Capital sold $13 million in direct financing leases during the first quarter of fiscal 1996, replacing leases which had been liquidated and leaving the amount of contracts sold unchanged.

     The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions and restructuring and transformation programs.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

               Exhibit No.  (11)  Computation of Earnings Per Share

               Exhibit No.  (27)  Financial Data Schedule

               Exhibit No.  (99)  Additional Exhibits

                    Press Release dated February 6, 1996

          (b)  Reports on Form 8-K

                    On December 27, 1995, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, certain exhibits relating to its offering of $300,000,000 6.75% Bonds due December 1, 2025

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                           ALCO STANDARD CORPORATION


Date   February 14, 1996                   /s/ Michael J. Dillon
      -------------------                  -------------------------------
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

     (99)   Additional Exhibits