Form 10-Q
period 1996-03-31
ALCO STANDARD CORP
filed 1996-05-14
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or [ ] Transition
                                           --------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_____

Commission file number     1-5964
                        ---------------------------------

                        ALCO STANDARD CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                                 23-0334400
- -------------------------------                             --------------------
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

Yes   X   No
    -----    -----

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No
    -----   -----

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

Common Stock, no par value  128,386,641 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------


 Item 1.         Financial Statements (Unaudited)

                 Consolidated Balance Sheets--March 31, 1996
                 and September 30, 1995

                 Consolidated Statements of Income--Three months ended March 31, 1996 and March 31, 1995 and
                 Six months ended March 31, 1996 and March 31, 1995

                 Consolidated Statements of Cash Flows--Six months ended March 31, 1996 and March 31, 1995

                 Notes to Consolidated Financial Statements--
                 March 31, 1996


 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
- ---------------------------

 Item 4.         Submission of Matters to a Vote of Security Holders

 Item 6.         Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                         PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)
- ----------------------------------------

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      March 31          September 30
ASSETS                                                                  1996                1995
- ------                                                              -----------         ------------
Current Assets
  Cash                                                              $    83,280         $     90,106
  Accounts receivable, less allowance for doubtful accounts:
    3/96 - $43,835; 9/95 - $48,628                                    1,172,295            1,175,699
  Inventories                                                           818,904              747,895
  Prepaid expenses, deposits and deferred taxes                         187,349              146,867
                                                                    -----------         ------------
  Total current assets                                                2,261,828            2,160,567
                                                                    -----------         ------------

Investments and Long-Term Receivables                                    63,818               56,086

Property and Equipment, at cost                                         824,705              745,235
  Less accumulated depreciation                                         389,572              375,285
                                                                    -----------         ------------
                                                                        435,133              369,950
                                                                    -----------         ------------
Other Assets
  Goodwill                                                            1,283,919            1,058,214
  Miscellaneous                                                         170,334              109,436
                                                                    -----------         ------------
                                                                      1,454,253            1,167,650
                                                                    -----------         ------------

Finance Subsidiaries Assets                                           1,277,060              983,322
                                                                    -----------         ------------
                                                                    $ 5,492,092         $  4,737,575
                                                                    ===========         ============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                              March 31         September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                            1996               1995
- ------------------------------------                        ------------      -------------

Current Liabilities
  Current portion of long-term debt                         $     23,130       $     26,319
  Notes payable                                                  179,291            280,832
  Trade accounts payable                                         470,139            501,316
  Accrued salaries, wages and commissions                         90,796            115,874
  Deferred revenues                                              189,626            172,900
  Restructuring costs                                              8,341             33,302
  Other accrued expenses                                         327,710            259,534
                                                            ------------      -------------
  Total current liabilities                                    1,289,033          1,390,077
                                                            ------------      -------------

Long-Term Debt                                                   772,809            325,314

Other Liabilities
  Deferred taxes                                                 101,489             96,082
  Restructuring costs                                              6,000              6,000
  Other long term liabilities                                    176,755            178,782
                                                            ------------      -------------
                                                                 284,244            280,864
                                                            ------------      -------------
Finance Subsidiaries Liabilities;
  including debt of: 3/96 - $997,983; 9/95 - $817,585          1,081,334            872,783

Shareholders' Equity
  Series AA convertible preferred stock, no par value:
    Depositary shares issued and outstanding
    9/95 - 4,025 shares                                                             201,924
  Series BB conversion preferred stock, no par value:
    3,877 depositary shares issued and outstanding               290,170            290,152
  Common stock, no par value:
    Authorized 300,000 shares
    Issued 3/96 -128,168 shares; 9/95 - 112,182 shares         1,115,572            637,414
  Retained earnings                                              682,807            765,309
  Foreign currency translation adjustment                        (23,852)           (21,536)
  Cost of common shares in treasury: 3/96 - 1 shares;
    9/95 - 118 shares                                                (25)            (4,726)
                                                            ------------      -------------
                                                               2,064,672          1,868,537
                                                            ------------      -------------
                                                            $  5,492,092       $  4,737,575
                                                            ============      =============

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)




                                                                        Three Months Ended             Six Months Ended
                                                                             March 31                       March 31
                                                                    ---------------------------    ----------------------------
                                                                        1996           1995            1996           1995
                                                                    ------------   ------------    ------------    ------------
Revenues
Net sales                                                           $  2,771,353   $  2,425,354    $  5,304,968    $  4,586,145
Dividends, interest and other income                                       1,100            692           2,114           1,562
Finance subsidiaries                                                      35,636         19,788          67,431          39,728
                                                                      ----------     ----------      ----------      ----------
                                                                       2,808,089      2,445,834       5,374,513       4,627,435
                                                                      ----------     ----------      ----------      ----------
Costs and Expenses
Cost of goods sold                                                     1,984,646      1,819,279       3,834,080       3,425,488
Selling and administrative                                               672,086        522,656       1,258,581       1,001,930
Interest                                                                  18,365         15,047          32,692          26,997
Finance subsidiaries interest                                             15,930          6,978          30,739          16,597
                                                                      ----------     ----------      ----------      ----------
                                                                       2,691,027      2,363,960       5,156,092       4,471,012
                                                                      ----------     ----------      ----------      ----------

Income Before Taxes                                                      117,062         81,874         218,421         156,423
Taxes on Income                                                           45,925         32,749          85,869          61,829
                                                                      ----------     ----------      ----------      ----------
Net Income                                                                71,137         49,125         132,552          94,594
Preferred Dividends                                                        4,885          2,893          12,549           5,786
                                                                      ----------     ----------      ----------      ----------
Net Income Available to Common Shareholders                         $     66,252   $     46,232    $    120,003    $     88,808
                                                                      ==========     ==========      ==========      ==========

Earnings Per Share  (1)                                                    $0.52          $0.42           $0.97           $0.80
                                                                      ==========     ==========      ==========      ==========

Cash dividends per share of common stock                                   $0.14          $0.13           $0.28           $0.26
                                                                      ==========     ==========      ==========      ==========

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Six Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                           1996              1995
                                                                      ---------       -----------
Operating activities
  Net income                                                          $ 132,552       $    94,594
  Additions (deductions) to reconcile net income to net
    cash provided (used) by operating activities:
        Depreciation                                                     46,985            36,368
        Amortization                                                     19,190            15,800
        Payment of restructuring costs                                  (23,391)          (16,356)
        Provision for losses on accounts receivable                      14,506            12,217
        Changes in operating assets and liabilities, net
          of effects from acquisitions and divestitures:
            Decrease (increase) in accounts receivable                   65,704           (95,084)
            Increase in inventories                                      (1,137)          (92,009)
            Increase in prepaid expenses                                (44,833)           (5,620)
           (Decrease) increase in accounts payable, deferred
              revenues and accrued expenses                             (53,219)           21,156
        Miscellaneous                                                    (2,000)           (3,047)
                                                                      ---------       -----------
                     Net cash provided (used)                           154,357           (31,981)

Investing activities
  Proceeds from sale of property and equipment                           19,232            13,624
  Cost of companies acquired, net of cash acquired                     (178,552)          (81,971)
  Expenditures for property and equipment                               (75,975)          (47,058)
  Purchase of miscellaneous assets                                      (44,932)          (29,817)
  Finance subsidiaries receivables - additions                         (431,671)         (310,643)
  Finance subsidiaries receivables - collections                        173,381           108,052
                                                                      ---------       -----------
                     Net cash used                                     (538,517)         (347,813)

Financing activities
  Proceeds (repayments) from short-term borrowings, net                 (89,072)          135,000
  Proceeds from issuance of long-term debt                              439,595           121,826
  Proceeds from option exercises and sale of treasury shares             34,690            40,600
  Proceeds from sale of finance subsidiaries lease receivables           26,454            33,586
  Proceeds (repayments) from accounts receivable sold                    (4,279)
  Debt issue costs                                                       (5,965)
  Long-term debt repayments                                            (105,646)          (24,177)
  Finance subsidiaries debt - additions                                 254,800           204,246
  Finance subsidiaries debt - repayments                                (74,402)          (52,573)
  Dividends paid                                                        (45,700)          (33,160)
  Purchase of treasury shares                                           (53,141)          (55,074)
                                                                      ---------       -----------
                     Net cash provided                                  377,334           370,274
                                                                      ---------       -----------
Net decrease in cash                                                     (6,826)           (9,520)
Cash at beginning of year                                                90,106            53,369
                                                                      ---------       -----------
Cash at end of period                                                 $  83,280       $    43,849
                                                                      =========       ===========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


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

Note 3:  Series AA Preferred Stock Redemption
         ------------------------------------

         On February 9, 1996, the Company redeemed all of its Series AA Preferred Stock for common stock at a conversion rate of 2.2402 shares of common stock for each depositary share redeemed. Common shares totaling 8,585,000 were issued in connection with this redemption.

Item 2:  Management's Discussion and Analysis of Results of Operations and
- --------------------------------------------------------------------------
Financial Condition and Liquidity
- ---------------------------------

                             Results of Operations
                             ---------------------

     The discussion of the results of operations reviews the operations of the Company as contained in the Consolidated Statements of Income.

                   Three and Six Months Ended March 31, 1996
          Compared with the Three and Six Months Ended March 31, 1995
          -----------------------------------------------------------

     Revenues and income before taxes for the second quarter and year-to-date of fiscal 1996 compared to the second quarter and year-to-date of fiscal 1995 were as follows:

                                  Three Months Ended                Six Months Ended
                               ------------------------         -----------------------
                                    March  31       %               March  31      %
                                  -----------                     -----------
REVENUES:                       1996     1995    Change         1996     1995    Change
                                ----     ----    ------         ----     ----    ------
(in millions)
IKON Office Solutions        $ 1,063   $  698     52.3%      $ 1,916   $1,334     43.4%
Unisource
  United States                1,553    1,551       .1         3,074    2,918      5.3
  Canada                         194      199     (2.5)          389      379      2.6
                                 ---      ---                    ---      ---
Total Unisource                1,747    1,750      (.2)        3,463    3,297      5.0
                               -----    -----                  -----    -----
Operating                      2,810    2,448     14.8         5,379    4,631     16.2

Corporate and eliminations        (2)      (2)                    (4)      (4)
                               -----    -----                  -----    -----
                              $2,808   $2,446     14.8%       $5,375   $4,627     16.2%
                              ======   ======                 ======   ======


                                 Three Months Ended                Six Months Ended
                               -----------------------          ----------------------
                                    March  31       %               March  31      %
                                  -----------                     -----------
INCOME BEFORE TAXES:            1996     1995    Change         1996     1995    Change
                                ----     ----    ------         ----     ----    ------
(in millions)
IKON Office Solutions        $  90.9   $ 59.0     54.1%       $167.0   $114.2     46.2%
Unisource
  United States                 52.9     42.4     24.8         100.6     78.5     28.2
  Canada                         7.2     10.6    (32.1)         15.5     17.1     (9.4)
                                 ---     ----                   ----     ----
Total Unisource                 60.1     53.0     13.4         116.1     95.6     21.4
                                ----     ----                  -----     ----
Operating                      151.0    112.0     34.8         283.1    209.8     34.9

Interest                       (18.4)   (15.0)                 (32.7)   (27.0)
Non-allocated                  (15.5)   (15.1)                 (32.0)   (26.4)
                               ------   ------                 ------   ------
                              $117.1   $ 81.9     43.0%       $218.4   $156.4     39.6%
                              ======   ======                 ======   ======

QUARTER:
     The Company's revenues for the second quarter of fiscal year 1996 were $2.8 billion, a 14.8% increase over the comparable period in the prior year. Operating income increased 34.8% to $151.0 million from $112.0 million reported in the second quarter of fiscal year 1995. Earnings per share of $.52 for the second quarter of fiscal 1996 were 23.8% higher than the $.42 reported in the second quarter of the prior year.

SIX MONTHS:
     For the six months ended March 31, 1996, revenues were $5.4 billion, a 16.2% increase over the prior year's $4.6 billion. Operating income increased 34.9% for the first six months of fiscal 1996 compared to the prior year, to $283.1 million. Earnings per share for the six months ended March 31, 1996 increased 21.3% to $.97 from $.80 in the first six months of fiscal 1995.

                             IKON Office Solutions

QUARTER:
     IKON Office Solutions (IKON), formerly Alco Office Products, generated $365 million in increased revenues in the second quarter of fiscal 1996, a 52.3% increase over the prior year, of which $263 million relates to current and prior year acquisitions and $102 million to IKON's base companies. IKON improved its internal revenue growth to 14.6% in the second quarter.

     IKON's operating income increased by $31.9 million, or 54.1% over the prior year. Current and prior year acquisitions contributed $19.9 million. The remaining $12.0 million represents internal growth from its base companies.
IKON Capital, Inc. (formerly Alco Capital Resource, Inc.) contributed 8.9% of IKON's operating income in the second quarter of fiscal 1996 compared to 9.3% in the second quarter of fiscal 1995. Operating margins were 8.6% in the second quarter of fiscal 1996, compared to 8.5% in fiscal 1995.

SIX MONTHS:
     For the six months ended March 31, 1996, IKON generated $582 million in increased revenues, a 43.4% increase over the prior year, of which $417 million relates to current and prior year acquisitions and $165 million to IKON's base companies. Internal revenue growth in IKON's base companies continues to be across all revenue segments, but primarily in equipment sales, supplies, service and outsourcing businesses.

     Operating income at IKON increased 46.2%, or $52.8 million, over the prior year. Current and prior year acquisitions contributed $33.0 million. The remaining $19.8 million represents internal growth from its base companies. This growth primarily represents higher operating contributions from the equipment, service and outsourcing areas of IKON's businesses. IKON Capital contributed 9.6% of IKON's operating income in the first six months of fiscal 1996 compared to 9.3% in the first six months of fiscal 1995. Operating margins were 8.7% in the first half of fiscal 1996, compared to 8.6% in fiscal 1995.

IKON Strategic Vision
     The Company has developed a long range strategy to transform IKON. The strategy includes broadening the business into three market segments - analog, networking and outsourcing. The transformation will include consolidating administrative functions, rationalizing the supply chain, establishing new vendor alliances, developing a new information technology system, adopting a single name, developing a major/national accounts program and moving to a market-place focus to strengthen local service. IKON is in the early stages of this transformation, which is expected to take up to four years.

                                   Unisource

QUARTER:
     Revenues from Unisource's U.S. operations were essentially flat for the quarter compared to the prior year. Current and prior year acquisitions contributed $120 million to revenue, while paper prices and shipments each declined approximately 3% which decreased revenues of base companies. Supply systems volume, excluding acquisitions, grew approximately 2% compared to the second quarter of fiscal 1995, while pricing was down approximately 3%. Unisource's Canadian operations' revenues decreased by $5 million, also the result of paper price and volume decreases.

     Operating income from Unisource's U.S. operations increased $10.5 million, of which $6.8 million was from current and prior year acquisitions and $3.7 million was from its base companies. The increase in operating income from base companies was primarily due to improvement in gross trading margin percentages, restructuring benefits and operating efficiencies, net of the effects of price and volume decreases. The decrease of $3.4 million in the Canadian operation reflects both price and volume decreases. Operating margins were 3.4% in the second quarter of fiscal 1996, compared to 3.0% in fiscal 1995.

SIX MONTHS:
     The $156 million increase in revenues from Unisource's U.S. operations includes current and prior year acquisitions of $196 million, offset by revenue declines in base companies. Unisource's Canadian operations increased their revenues by $10 million, including $7 million contributed by a 1995 acquisition.

     Operating income from Unisource's U.S. operations increased $22.1 million, of which $10.7 million is from current and prior year acquisitions and $11.4 million is from its base companies. The increase in operating income from base companies was primarily due to improvement in gross trading margin percentages, restructuring benefits and operating efficiencies, net of the effects of price and volume decreases. The decrease of $1.6 million in the Canadian paper operation reflects the price and volume decreases. Operating margins were 3.4% in the first half of fiscal 1996, compared to 2.9% in fiscal 1995.

Unisource Restructuring
     During the quarter, Unisource successfully completed beta testing its new information technology system. Unisource is now upgrading the software to its latest release before beginning implementation and expects the system to be substantially implemented by the end of 1997. Unisource still expects to deliver $50 million of restructuring benefits in fiscal 1996. At
March 31, 1996, the remaining restructuring reserve is $14.3 million.

                               Foreign Operations

QUARTER:
     Revenues from the Company's paper and office products operations outside the U.S. were $327 million for the second quarter of fiscal 1996 compared to $271 million for the same period of the prior fiscal year, an increase of 20.7%. IKON's European operations accounted for $45 million of the increase, primarily the result of the acquisitions of A:Copy (UK) PLC and Copymore PLC in the third and fourth quarters of fiscal 1995. IKON's Canadian revenues increased $16 million, while Unisource's Canadian revenues decreased $5 million.

     Operating income from foreign operations was $21.5 million for the three months ended March 31, 1996, up $5.5 million from the prior year, of which $7.2 million is attributable to IKON's European operations. IKON's Canadian operations added $1.7 million of operating income to the second quarter of fiscal 1996, while Unisource's Canadian operations were $3.4 million less than the prior year.

SIX MONTHS:
     For the first six months of fiscal 1996, revenues from the Company's paper and office products operations outside the U.S. increased 24.9% to $647 million, compared to $518 million for the same period of the prior fiscal year. IKON's European operations accounted for $89 million of the increase, primarily the result of the acquisitions of A:Copy (UK) PLC and Copymore PLC in the third and fourth quarters of fiscal 1995. The increase also includes $40 million from Unisource and IKON Canadian operations.

     Foreign operations operating income was $41.4 million for the six months ended March 31, 1996, up $15.4 million from the prior year, of which $14.2 million is attributable to IKON's European operations. IKON's Canadian operations added $2.8 million of operating income to the first six months of fiscal 1996, while Unisource's Canadian operations were $1.6 million less than the prior year.

     There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first six months of fiscal 1996 compared to the first six months of fiscal 1995.

                                  Acquisitions

     In the second quarter of fiscal 1996, IKON completed 30 acquisitions with annualized revenues of $379 million, including five acquisitions in the U.K. This brings total year to date acquisitions to 54, with annualized revenues of $516 million. Several of these acquisitions will expand IKON's capacity and expertise in networking and outsourcing, two of the group's focus areas in its strategic vision.

     Unisource completed 10 acquisitions in the second quarter of fiscal 1996 with annualized revenues of $239 million. For the six months ended
March 31, 1996, Unisource completed 21 acquisitions with annualized revenues of $514 million. Almost all of the U.S.-based acquisitions in the second quarter are supply systems companies, reflecting Unisource's goal of a balanced revenue contribution between its paper and supply systems segments by the year 2000. Two of the second quarter acquisitions are located in Mexico, for a total of four year-to-date, further expanding the group's presence in that market.

                                     Other

     Interest expense year-to-date increased by approximately $5.7 million, primarily the result of increased borrowing levels during the first half of fiscal 1996 compared to the fiscal 1995.

     Income before taxes increased by $35.2 million, or 43.0% for the second quarter and $62.0 million, or 39.6% year-to-date over the prior year, primarily reflecting the combined result of improved operations from base companies, along with earnings contributed by acquisitions, net of increased interest costs and corporate expenses. The effective income tax rate year-to-date is 39.3% compared with 39.5% for the comparative period in fiscal 1995.

     Weighted average shares of 128.4 million for the quarter ended
March 31, 1996 were 17.1 million shares greater than the 111.3 million at March 31, 1995, primarily the result of acquisitions for stock and conversion of Series AA Preferred Stock effective February 9, 1996.

     The Company now plans to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" in the first quarter of fiscal 1997. It is not expected to have a material effect on the Company's financial statements.

     On April 17, 1996, the Company announced that its Board of Directors has approved the structuring of its businesses, IKON and Unisource, under separate ownership in order to maximize the future growth potential of both businesses. The Company is actively considering a variety of alternatives for separating the two businesses. The Company plans to reach a decision as to the method of separation by the end of June, with an estimated completion date of not later than December 31, 1996.

                       Financial Condition and Liquidity
                       ---------------------------------


     The Company's operations for the first six months of fiscal 1996 generated $154 million in cash. This cash, along with increased debt levels, funded the Company's major cash usages for the first half of fiscal 1996, primarily acquisitions, capital expenditures and dividends.

     Debt, excluding finance subsidiaries, was $975 million at March 31, 1996, an increase of $343 million from the Company's debt balance at September 30, 1995 of $632 million, but only a $50 million increase for the second quarter. In November 1995, the Company filed a shelf registration with the SEC under which it could issue up to $750 million of debt or equity securities. On December 11, 1995, the Company issued $300 million of 30 year bonds with a stated interest rate of 6.75% to the public at a discount of 98.48% under this shelf. The proceeds were used to repay short term borrowings. The Company had a total of $600 million in bank credit commitments as of March 31, 1996. Short term borrowings supported by these facilities totaled $163 million leaving $437 million unused and available. At March 31, 1996, debt as a percentage of capitalization was 32.1% and the current ratio was 1.8 to 1.

     The Company filed a shelf registration for 10 million shares of common stock in January 1996. Shares issued under this registration statement are being used primarily for acquisitions. Approximately 5.8 million shares have been issued under this shelf registration through March 31, 1996. A shelf registration statement for 5 million shares of common stock, which will also be used for acquisitions, was filed in March 1996.

     The Company estimated that total cash expenditures in connection with the Unisource restructuring plan will amount to $143 million. In addition to the $112 million spent through fiscal 1995, $23 million was expended in the first six months of fiscal 1996, totaling $135 million spent to date. Unisource anticipates spending an additional $8 million during the remainder of fiscal 1996. The remaining commitment under Unisource's $300 million 10 year information technology outsourcing agreement, which was effective
January 1, 1994, is $195 million at March 31, 1996. The foregoing commitments are anticipated to be funded from Unisource's operating cash flow.

     Finance subsidiaries debt grew by $180 million from September 30, 1995, a result of increased leasing activity. During the six months ended
March 31, 1996, IKON Capital issued an additional $169.5 million under its medium term notes program which began in July 1994. At March 31, 1996, $741.5 million of medium term notes remain outstanding with a weighted interest rate of 6.7%, leaving $728.5 million available under this program. Under its $125 million asset securitization agreement commenced in September 1994, IKON Capital sold $26.5 million in direct financing leases during the first half of fiscal 1996, replacing those leases liquidated and leaving the amount of contracts sold unchanged.

     The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions and restructuring and transformation programs.

                          PART II.  OTHER INFORMATION
                          ---------------------------



Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------


       On January 25, 1996, the Company held its annual meeting of shareholders, at which eleven directors were elected to hold office until election of their successors. The shareholders also voted on the following proposals: 1) a proposal to amend the Amended Articles of Incorporation of the Company to increase the number of shares of common stock which the Company shall have authority to issue from 150 million to 300 million shares; and 2) a proposal to amend the Code of Regulations of the Company to fix the minimum number of directors at seven and the maximum number of directors at sixteen and to permit the Board of Directors to change the number of directors fixed by the shareholders within the minimum and maximum numbers established by the Code of Regulations.

     The following sets forth the tabulation of votes with respect to the above proposals:


Proposal to Elect  Directors         For                 Withheld
- ----------------------------         ---                 --------
Paul J. Darling, II               91,449,481               665,128
William F. Drake                  90,614,598             1,500,011
James J. Forese                   91,462,419               652,191
Frederick S. Hammer               91,744,188               370,421
Barbara B. Hauptfuhrer            91,449,913               664,697
Dana G. Mead                      86,148,267             5,966,343
Ray B. Mundt                      91,726,217               388,393
Paul C. O'Neill                   91,447,351               667,258
Rogelio G. Sada                   91,417,963               696,647
James W. Stratton                 91,463,861               650,748
John E. Stuart                    91,735,500               379,110

                                      For             Against          Abstain
                                      ---             -------          -------
Proposal to Amend Articles
of Incorporation:                  82,886,029        8,666,370          562,210

Proposal to Amend Code of
Regulations:                       75,188,332       14,348,317        2,577,960



   All proposals were routine; therefore, no broker non-votes were recorded.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

         Exhibit No. (3.1) Amended and Restated Articles of Incorporation of Alco Standard Corporation.

         Exhibit No. (3.2) Amended and Restated Code of Regulations of Alco Standard Corporation.

         Exhibit No. (4.2) Amendment No. 2 dated as of December 1, 1994, Amendment No. 3 dated as of March 17, 1995, and Amendment No. 4 dated as of March 26, 1996 to Revolving Credit and Acceptance Agreement dated as of April 21, 1993, which was filed as Exhibit 4.2 to Alco's 1993 Form 10-K and 1994 Form 10-K.

         Exhibit No. (10.20) First Amendment dated as of September 15, 1995 and Second Amendment dated as of March 15, 1996 to Receivables Transfer Agreement dated as of September 23, 1994 among IKON Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New York Branch, which was filed as Exhibit 10.20 to Alco's 1994 Form 10-K/A.

         Exhibit No. (10.1) Alco Standard Corporation Amended and Restated Long Term Incentive Plan.

         Exhibit No. (10.4) Alco Standard Corporation Amended and Restated Partners' Stock Purchase Plan.

         Exhibit No. (10.5) Alco Standard Corporation Amended and Restated 1995 Stock Option Plan.

         Exhibit No. (11) Computation of Earnings per Share

         Exhibit No. (27) Financial Data Schedule.

     (b) Reports on Form 8-K

         On March 8, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the announcement made March 4, 1996 of the name change of the Company's office products group from Alco Office Products to IKON Office Solutions, Inc.

         On April 22, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the announcement made April 17, 1996 of the decision to structure the Company's two businesses, IKON Office Solutions, Inc. and Unisource Worldwide, Inc., under separate ownership.

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


Date    May 14, 1996              /s/ Michael J. Dillon
       ---------------            ---------------------
                                  Michael J. Dillon
                                  Vice President and Controller
                                  (Chief Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit Number
- --------------


       (3.1) Amended and Restated Articles of Incorporation of Alco Standard Corporation.

       (3.2)   Amended and Restated Code of Regulations of
               Alco Standard Corporation.

       (4.2)   Amendment No. 2 dated as of December 1, 1994,
               Amendment No. 3 dated as of March 17, 1995, and Amendment No. 4 dated as of March 26, 1996 to Revolving Credit and Acceptance Agreement dated as of April 21, 1993.

       (10.20) First Amendment dated as of September 15, 1995 and Second Amendment dated as of March 15, 1996 to Receivables Transfer Agreement dated as of September 23, 1994 among IKON Capital, Inc., Twin Towers, Inc.
               and Deutsche Bank AG, New York Branch.

       (10.1)  Alco Standard Corporation Amended and Restated
               Long Term Incentive Plan.

       (10.4)  Alco Standard Corporation Amended and Restated
               Partners' Stock Purchase Plan.

       (10.5)  Alco Standard Corporation Amended and Restated
               1995 Stock Option Plan.

       (11)    Computation of Earnings per Share

       (27)    Financial Data Schedule.