Form 10-Q
period 1996-06-30
ALCO STANDARD CORP
filed 1996-08-13
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or [ ] Transition
                                           -------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from        to
                               ------    ------

Commission file number    1-5964
                        ----------

                        ALCO STANDARD CORPORATION
                        -------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                           23-0334400
       -----------------                                    ----------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                   Box 834, Valley Forge, Pennsylvania 19482
                   -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (610) 296-8000
                                --------------
             (Registrant's telephone number, including area code)


                                     NONE
                                     ----
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

Common Stock, no par value                            130,268,309 shares

                                     INDEX

                           ALCO STANDARD CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------


  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets--June 30, 1996
              and September 30, 1995

              Consolidated Statements of Income--Three months ended June 30, 1996 and June 30, 1995 and
              Nine months ended June 30, 1996 and June 30, 1995

              Consolidated Statements of Cash Flows--Nine months ended June 30, 1996 and June 30, 1995

              Notes to Consolidated Financial Statements--
              June 30, 1996


  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                         PART I. FINANCIAL INFORMATION


Item 1: Financial Statements (unaudited)

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                       June 30    September 30
                                                         1996          1995
                                                     ----------   ------------
ASSETS
- ------

Current Assets
  Cash                                               $   74,185    $   66,413
  Accounts receivable, net                              469,283       368,518
  Finance receivable, net                               471,167       351,567
  Inventories                                           347,675       267,756
  Prepaid expenses, deposits and deferred taxes         152,417       102,944
                                                     ----------    ----------
  Total current assets                                1,514,727     1,157,198
                                                     ----------    ----------

Investments and Long-Term Receivables                    50,011        47,185

Long-Term Finance Receivables, net                      852,466       587,789

Property and Equipment, at cost                         516,444       422,594
  Less accumulated depreciation                         298,981       255,091
                                                     ----------    ----------
                                                        217,463       167,503
                                                     ----------    ----------

Other Assets
  Goodwill                                              993,376       792,850
  Miscellaneous                                          80,009        22,829
                                                     ----------    ----------
                                                      1,073,385       815,679
                                                     ----------    ----------

  Net Assets held for Distribution to Shareholders    1,558,807     1,334,976
                                                     ----------    ----------

                                                     $5,266,859    $4,110,330
                                                     ==========    ==========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                            June 30    September 30
                                                              1996          1995
                                                          ----------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Current Liabilities
  Current portion of long-term debt                       $   49,350    $   42,712
  Current portion of long-term debt, finance subsidiaries    184,000       171,232
  Notes payable                                              221,105       251,346
  Trade accounts payable                                     145,817        68,827
  Accrued salaries, wages and commissions                     84,555        82,382
  Deferred revenues                                          198,229       182,172
  Other accrued expenses                                     243,921       188,593
                                                          ----------    ----------
  Total current liabilities                                1,126,977       987,264
                                                          ----------    ----------

Long-Term Debt                                               732,471       316,688
Long-Term Debt, finance subsidiaries                         952,096       646,353
Other Liabilities
  Deferred taxes                                             154,515       108,706
  Other long-term liabilities                                164,597       159,957
                                                          ----------    ----------
                                                             319,112       268,663
                                                          ----------    ----------

Shareholders' Equity
  Series AA convertible preferred stock, no par value:
    Depositary shares issued and outstanding
    9/95 - 4,025 shares                                                    201,924
  Series BB conversion preferred stock, no par value:
    3,877 depositary shares issued and outstanding           290,170       290,152
  Common stock, no par value:
    Authorized 300,000 shares
    Issued 6/96 - 129,701 shares; 9/95 - 116,136
    shares                                                 1,200,331       643,998
  Retained earnings                                          671,821       781,554
  Foreign currency translation adjustment                    (25,213)      (21,540)
  Cost of common shares in treasury; 6/96 - 17 shares;
    9/95 - 118 shares                                           (906)       (4,726)
                                                          ----------    ----------
                                                           2,136,203     1,891,362
                                                          ----------    ----------

                                                          $5,266,859    $4,110,330
                                                          ==========    ==========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except earnings per share)



                                                                        Three Months Ended           Nine Months Ended
                                                                             June 30                      June 30
                                                                    -------------------------     -----------------------
                                                                        1996          1995            1996         1995
                                                                    -----------    ----------      ----------   ----------
Revenues
Net sales                                                            $  615,245     $478,677       $1,715,263   $1,308,369
Service and rental revnue                                               403,794      308,683        1,152,285      858,778
Finance subsidiaries                                                     40,086       24,603          107,517       64,331
                                                                     ----------     --------       ----------   ----------
                                                                      1,059,125      811,963        2,975,065    2,231,478
                                                                     ----------     --------       ----------   ----------
Costs and Expenses
Cost of goods sold                                                      387,266      314,196        1,114,398      857,061
Service and rental costs                                                207,990      153,992          590,510      434,339
Finance subsidiaries interest                                            17,334       10,872           48,073       27,469
Selling and administrative                                              364,339      275,775          995,804      756,001
                                                                     ----------     --------       ----------   ----------
                                                                        976,929      754,835        2,748,785    2,074,870
                                                                     ----------     --------       ----------   ----------

Income from operations                                                   82,196       57,128          226,280      156,608
Interest                                                                  9,435        5,985           25,942       15,733
                                                                     ----------     --------       ----------   ----------
Income from continuing operations before taxes                           72,761       51,143          200,338      140,875
Taxes on Income                                                          29,105       20,275           79,259       56,259
                                                                     ----------     --------       ----------   ----------
Income from continuing operations                                        43,656       30,868          121,079       84,616
Discontinued operations                                                 (20,143)      29,018           34,717       71,978
                                                                     ----------     --------       ----------   ----------
Net Income                                                               23,513       59,886          155,796      156,594

Less: Preferred Dividends                                                 4,885        2,893           17,434        8,679
                                                                     ----------     --------       ----------   ----------
Available to Common Shareholders                                     $   18,628     $ 56,993       $  138,362   $  147,915
                                                                     ==========     ========       ==========   ==========

Earnings (Loss) Per Share (1)
Continuing Operations                                                    $0.30         $0.24            $0.82        $0.66
Discontinued Operations                                                 ($0.16)        $0.25            $0.28        $0.62
                                                                     ----------     --------       ----------   ----------
                                                                          $0.14        $0.49            $1.10        $1.28
                                                                     ==========     ========       ==========   ==========

(1) See Exhibit 11 for computation of earnings per share.

See notes to contolidated financial statements.

                          ALCO STANDARD CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                     Nine Months Ended June 30,
                                                                                  ---------------------------------
                                                                                       1996                  1995
                                                                                  ---------------------------------
Operating Activities
  Income from continuing operations                                                $  121,079             $   84,616
  Additions (deductions) to reconcile income from continuing operations to net cash provided by operating activities
   of continuing operations
     Depreciation                                                                      58,775                 40,726
     Amortization                                                                      23,571                 17,953
     Provisions for losses on accounts receivable                                      12,594                  5,249
     Provision for deferred taxes                                                      50,817                 36,739
     Changes in operating assets and liabilities, net
       of effects from acquisitions and divestitures:
         Increase in accounts receivable                                              (70,670)               (34,130)
         Increase in inventories                                                      (44,473)               (44,415)
         Increase in prepaid expenses                                                 (61,528)               (17,001)
         Increase in accounts payable, deferred
           revenues and accrued expenses                                               68,869                 60,810
     Miscellaneous                                                                     (9,611)                   536
                                                                                   ----------             ----------
Net cash provided by operating activities of continuing operations                    149,423                151,083
Net cash provided by (used in) operating activities of
  discontinued operations                                                             146,750                (97,010)
                                                                                   ----------             ----------
Net cash provided by operating activities                                             296,173                 54,073

Investing activities
  Proceeds from the sale of property and equipment                                    29,163                 13,995
  Cost of companies acquired, net of cash acquired                                   (123,733)              (223,780)
  Expenditures for property and equipment                                             (85,782)               (41,851)
  Purchase of miscellaneous assets                                                    (15,891)                (7,455)
  Finance subsidiaries receivables - additions                                       (691,842)              (499,280)
  Finance subsidiaries receivables - collections                                      282,967                170,300
                                                                                   ----------             ----------
Net cash used in investing activities of continuing operations                       (605,118)              (588,071)
Net cash used in investing activities of discontinued operations                     (237,241)               (80,264)
                                                                                   ----------             ----------
Net cash used in investing activities                                                (842,359)              (668,335)

Financing activities
  Proceeds from short-term borrowings, net                                              5,023                129,734
  Proceeds from issuance of long-term debt                                            435,487                289,446
  Proceeds from option exercises and sale of treasury shares                           46,053                 62,494
  Proceeds from sale of finance subsidiaries lease receivables                         39,571                 58,183
  Debt issue costs                                                                     (5,965)
  Long-term debt repayments                                                          (100,473)               (31,744)
  Finance subsidiaries debt - additions                                               439,743                370,161
  Finance subsidiaries debt - repayments                                             (121,232)              (120,011)
  Dividends paid                                                                      (68,630)               (49,943)
  Purchase of treasury shares                                                         (59,512)               (75,822)
                                                                                   ----------             ----------
Net cash provided by financing activities of continuing operations                    610,065                632,498
Net cash used in financing activities of discontinued operations                      (56,107)                (6,905)
                                                                                   ----------             ----------
Net cash provided by financing activities                                             553,958                625,593
                                                                                   ----------             ----------
Net increase in cash                                                                    7,772                 11,331
Cash at beginning of year                                                              66,413                 37,001
                                                                                   ----------             ----------
Cash at end of period                                                               $  74,185             $   48,332
                                                                                   ==========             ==========

See notes to consolidated financial statements.

                           ALCO STANDARD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


Note 1:  Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. Certain prior year amounts have been reclassified to conform with the current year presentation. As a result of the decision to spin off Unisource as discussed in Note 4 and the merger of two companies that have been accounted for as a pooling-of-interests, prior period amounts have been restated.


Note 2:  Debt
         ----

     On December 11, 1995, the Company issued $300 million of 30-year bonds at a stated interest rate of 6.75% to the public at a discount price of 98.48%. The effective yield on the bonds is 6.87%. The bonds will be redeemable as a whole or in part, at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to maturity on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Yield (as defined) plus 15 basis points, plus in each case accrued interest to the date of redemption. Interest on the bonds is paid semi-annually. The bonds are not subject to sinking fund provisions.

     On August 6, 1996, the Board of Directors approved the future capitalization of Unisource Worldwide, Inc. ("Unisource"), its wholly owned paper and supply systems distribution subsidiary, including a $600 million cash dividend to be paid by Unisource to the Company in the first quarter of fiscal 1997, the proceeds which will be used to retire debt of continuing operations. The dividend will be paid in connection with the spin-off of Unisource as a separately owned public company. (See Note 4 for information concerning the Unisource spin-off.)


Note 3: Series AA Preferred Stock Redemption
        ------------------------------------

          On February 9, 1996, the Company redeemed all of its Series AA Preferred Stock for common stock at a conversion rate of 2.2402 shares of common stock for each depositary share redeemed. Common shares totaling 8,585,000 were issued in connection with this redemption.

Note 4: Discontinued Operations
        -----------------------

          On June 19, 1996, the Company announced that it would spin off its paper and supply systems distribution group, Unisource Worldwide, Inc. as a separate publicly owned company through a tax free distribution of Unisource stock to the Company's shareholders by the end of calendar year 1996. As a result of this decision, the Company has accounted for Unisource as a discontinued operation for all periods presented in these financial statements. Prior year amounts for Unisource have been restated to reflect interest and other expenses allocated by Alco. The Company recorded a charge against earnings of $50 million in the third quarter of fiscal 1996 for new restructuring activities at Unisource. The charge includes the cost of severance for approximately 900 employees ($17 million) and facility closures ($33 million) associated with the group's recently announced regional realignment from ten to five regions in the United States and facilities mergers in the U.S. and Canada. An $18 million charge against earnings was recorded in the third quarter of fiscal 1996 for costs associated with the disposition of Unisource consisting primarily of investment banking fees, legal and accounting fees, filing fees and employee termination costs directly related to the spin-off.

The results of discontinued operations are as follows (in thousands):


                                                         Three Months Ended          Nine Months Ended
                                                              June 30                     June 30
                                                      ------------------------    -----------------------
                                                         1996         1995           1996         1995
                                                      -----------  -----------    -----------  ----------
Revenues                                              $1,748,732   $1,833,657     $5,211,718   $5,130,589
                                                      ==========   ==========     ==========   ==========
Income (loss) before taxes
 (including $50 million
   restructuring charge and $18 million
   disposition charge in 1996)                        $  (23,821)  $   47,648     $   66,574   $  118,190

Tax expense (benefit)                                     (3,678)      18,630         31,857       46,212
                                                      ----------   ----------     ----------   ----------
Net income (loss)                                     $  (20,143)  $   29,018     $   34,717   $   71,978
                                                      ==========   ==========     ==========   ==========

          The unusual effective tax rates of 15.4% and 47.9% for the three months and nine months ended June 30, 1996, respectively, result primarily from the impact of certain nondeductible components of the disposition charge. Absent such impact, the estimated annual effective tax rate for Unisource is approximately 39.5%.

          As of the dates shown below, the net assets to be distributed to shareholders consisted of (in thousands):

                                                               6/30/96      9/30/95
                                                             ----------   ----------
     Working capital                                         $  822,844   $  792,260
     Net property and equipment                                 234,869      227,137
     Other assets                                               580,672      367,694
     Long-term debt and other liabilities                       (79,578)     (52,115)
                                                             ----------   ----------
                                                             $1,558,807   $1,334,976
                                                             ==========   ==========

          In the first quarter of fiscal 1997, Unisource will pay a cash dividend to the Company of $600 million which it intends to finance with borrowed funds.

Item 2:  Management's and Analysis of Results of Operations and Financial
- -------------------------------------------------------------------------
Condition and Liquidity
- -----------------------

     On June 19, 1996, the Company announced that it would split its two operating units into independent companies by spinning off its paper and supply systems distribution group, Unisource Worldwide, Inc. (Unisource), as a separate publicly owned company. The Company will accomplish the transaction through a tax-free distribution of Unisource stock to Company shareholders, and expects to complete the separation by the end of calendar year 1996. As a result of the decision to spin off Unisource, the Company has accounted for Unisource as a discontinued operation. Continuing operations of the Company consist of IKON Office Solutions (IKON), formerly Alco Office Products, the Company's office technology solutions group.

                             Results of Operations
                             ---------------------

     The discussion of the results of operations reviews the continuing operations of the Company as contained in the Consolidated Statements of Income, as well as the discontinued operations of Unisource.

                   Three and Nine Months Ended June 30, 1996
          Compared with the Three and Nine Months Ended June 30, 1995
          -----------------------------------------------------------

                 Continuing Operations - IKON Office Solutions

     Revenues and income before taxes for the third quarter and year-to-date of fiscal 1996 compared to the third quarter and year-to-date of fiscal 1995 were as follows:


                           Three Months Ended          Nine Months Ended
                        -------------------------  --------------------------
                            June  30                        June  30
                        ----------------    %               ---------    %
                         1996     1995    Change    1996      1995     Change
                        -------  -------  -------  -------  ---------  -------
(in millions)
REVENUES                $1,059    $ 812     30.4%  $2,975      $2,231    33.3%
                        ======    =====            ======      ======

INCOME BEFORE TAXES:
Operating income        $ 82.2    $57.1     44.0%  $226.3      $156.6    44.5%
Interest expense          (9.4)    (6.0)            (26.0)      (15.7)
                        ------    -----            ------      ------
                        $ 72.8    $51.1     42.5%  $200.3      $140.9    42.2%
                        ======    =====            ======      ======


THIRD QUARTER:

     IKON's third quarter revenues increased $247 million, or 30.4% over the third quarter of fiscal 1995, of which $115 million relates to current and prior year acquisitions and $132 million to base companies' internal growth. IKON's internal revenue growth was 16.3% in the third quarter of fiscal 1996. Revenues from the Company's operations outside the U.S. were $135 million for the third quarter of fiscal 1996 compared to $72 million for the same period of the prior fiscal year. IKON's European operations accounted for $47 million of the increase, primarily the result of the acquisitions of A:Copy (UK) PLC and Copymore PLC in the third and fourth quarters of fiscal 1995, while IKON's Canadian revenues increased $16 million as a result of acquisitions and internal growth in base companies.

     IKON's operating income increased by $25.1 million, or 44.0% over the prior year's quarter. Current and prior year acquisitions accounted for $10.2 million, while the remaining $14.9 million was the result of base companies' internal growth. IKON Capital, Inc. (formerly Alco Capital Resource, Inc.) contributed 16.5% of IKON's operating income in the third quarter of fiscal 1996 compared to 14.7% in the third quarter of fiscal 1995. IKON's operating margins were 7.8% in the third quarter of fiscal 1996, compared to 7.0% in fiscal 1995.

     Operating income from foreign operations was $13.3 million for the three months ended June 30, 1996, up $7.8 million from the prior year's quarter, of which $6.9 million is attributable to IKON's European operations and $.9 million is attributable to IKON's Canadian operations. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995.

NINE MONTHS:

     For the nine months ended June 30, 1996, IKON's revenues increased $744 million, or 33.3% over the prior year period, of which $532 million relates to current and prior year acquisitions and $212 million to base companies' internal growth. For the first nine months of fiscal 1996, revenues from the Company's operations outside the U.S. increased to $393 million, compared to $212 million for the same period of the prior fiscal year. IKON's European operations accounted for $136 million of the increase, primarily the result of the acquisitions of A:Copy (UK) PLC and Copymore PLC in the third and fourth quarter of fiscal 1995, while IKON's Canadian operations increased $45 million as a result of acquisitions and internal growth in base companies.

     Operating income at IKON increased 44.5%, or $69.7 million, over the prior year. Current and prior year acquisitions contributed $43.2 million, while the remaining $26.5 million was the result of internal growth from its base companies. IKON Capital contributed 15.7% of IKON's operating income in the first nine months of fiscal 1996 compared to 14.3% in the first nine months of fiscal 1995. IKON's operating margins were 7.6% in the first nine months of fiscal 1996, compared to 7.0% in fiscal 1995.

     Operating income of foreign operations was $39.2 million for the nine months ended June 30, 1996, up $24.9 million from the prior year, of which $21.2 million is attributable to IKON's European operations and $3.7 million is attributable to IKON's Canadian operations. There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

Acquisitions

     In the third quarter of fiscal 1996, IKON completed 16 acquisitions with annualized revenues of $182 million, bringing total year-to-date acquisitions to 70, with annualized revenues of almost $700 million. Third quarter acquisitions included the company's entrance into the French marketplace. IKON also expanded its outsourcing and digital networking capability as a result of its third quarter acquisitions.

Other
     Interest expense, net of corporate interest expense allocated to discontinued operations, increased $3.4 million in the third quarter of fiscal 1996 and $10.3 million year-to-date, primarily the result of increased borrowing levels during the first nine months of fiscal 1996 compared to fiscal 1995.

     Income before taxes increased by $21.7 million, or 42.5% for the third quarter and $59.4 million, or 42.2% year-to-date over the prior year, primarily reflecting the combined result of internal growth from base companies, along with earnings contributed by acquisitions, net of increased interest costs. The effective income tax rate year-to-date is 39.6% compared with 39.9% for the comparative period in fiscal 1995.

     Earnings per share from continuing operations increased 25% from $.24 per share for the third quarter of fiscal 1995 to $.30 per share for the third quarter of fiscal 1996. Year-to-date, earnings per share from continuing operations increased 24.2% from $.66 per share to $.82 per share.

     Weighted average shares of 131.0 million for the quarter ended June 30, 1996 were 14.3 million shares greater than the 116.7 million for the quarter ended June 30, 1995, primarily the result of acquisitions for stock (4.7 million weighted shares) and conversion of the Series AA Preferred Stock effective February 9, 1996 (9.0 million weighted shares).

                      Discontinued Operations - Unisource

     Revenues and income before taxes for the third quarter and year-to-date of fiscal 1996 compared to the third quarter and year-to-date of fiscal 1995 were as follows:


                                   Three Months Ended            Nine Months Ended
                              ---------------------------   ----------------------------
                                   June  30                     June  30
                              -----------------     %       ------------------     %
                                1996      1995    Change     1996      1995      Change
                              ---------  ------  --------   -------  ---------  --------
(in millions)
REVENUES
      United States             $1,555   $1,622     (4.1)%  $4,628     $4,540       1.9%
      Canada                       194      212     (8.5)%     584        591     (1.2)%
                                ------   ------             ------     ------
                                $1,749   $1,834     (4.6)%  $5,212     $5,131       1.6%
                                ======   ======             ======     ======
INCOME BEFORE TAXES:
Operating income:
      United States             $ 44.5   $ 46.0     (3.3)%  $136.7      118.0      15.8%
      Canada                       7.6     10.8    (29.6)%    20.8       26.0    (20.0)%
      Restructuring charge       (50.0)                      (50.0)
                                ------   ------             ------     ------
                                   2.1     56.8    (96.3)%   107.5      144.0    (25.3)%
Interest expense                  (7.9)    (9.2)             (22.9)     (25.8)
                                ------   ------             ------     ------
                                $ (5.8)  $ 47.6             $ 84.6     $118.2    (28.4)%
                                ======   ======             ======     ======

The table above excludes the $18 million charge to discontinued operations relating to expenses resulting from the decision to spin off Unisource.

THIRD QUARTER:

     Revenues from Unisource's U.S. operations decreased $67 million or 4.1% for the quarter compared to the prior year's quarter, while revenues of Unisource's Canadian operations decreased by $18 million, or 8.5%. Current and prior year acquisitions (primarily in the United States) contributed $156 million to revenues, but revenues in base companies were down $241 million for the quarter, primarily due to price declines in the paper industry. Paper prices declined 13% from the third quarter of fiscal 1995. Because pricing has not yet stabilized, Unisource cannot predict the effect the current pricing environment will have on its fourth quarter revenues.

     Excluding the effects of the restructuring charge, operating income from Unisource's U.S. operations decreased $1.5 million, while Unisource's Canadian operations experienced a $3.2 million decrease in operating income. Current and prior year acquisitions added $8.4 million to operating income. Operating income from base companies decreased $13.1 million primarily due to the effects of price declines, net of improvement in gross trading margin percentages, restructuring benefits and operating efficiencies. Operating margins, excluding the restructuring charge, were 3.0% in the third quarter of fiscal 1996, compared to 3.1% in the third quarter of fiscal 1995. There was no material effect of foreign currency exchange rate fluctuations on the results of operations for the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The overall decrease in operating income of 96.3% is primarily attributable to the $50 million of restructuring costs recorded in the third quarter of fiscal 1996, $38 million relating to U.S. operations and $12 million relating to Canadian operations.


NINE MONTHS:

     The $88 million increase in revenues from Unisource's U.S. operations includes current and prior year acquisitions of $349 million, offset by revenue declines of $261 million in base companies. Unisource's Canadian operations revenues decreased by $7 million, net of $11 million contributed by a 1995 acquisition. Revenues of base companies are down as a result of price and volume declines in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

     Excluding the effects of the restructuring charge, operating income from Unisource's U.S. operations increased $18.7 million, primarily the result of $18.9 million contributed by current and prior year acquisitions. Operating income from base companies decreased only $.2 million despite price and volume declines during the first nine months of fiscal 1996 primarily due to improvement in gross trading margin percentages, restructuring benefits and operating efficiencies. The decrease of $5.2 million in the Canadian operating income reflects price and volume decreases. Operating margins, excluding the restructuring charge, were 3.0% in the first nine months of fiscal 1996, compared to 2.8% in fiscal 1995. There was no material effect of foreign currency exchange rate fluctuations on the results of operations during the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. The overall decrease in operating income of 25.3% is primarily attributable to the $50 million of restructuring costs recorded in the third quarter of fiscal 1996.

Unisource Restructuring

     During the quarter, Unisource recorded a restructuring charge of $50 million. The charge includes the cost of severance for approximately 900 employees ($17 million) and facility closures ($33 million) associated with the group's recently announced regional realignment from ten to five regions in the United States and facilities mergers in the U.S. and Canada.

     Unisource expects to deliver $40 million of restructuring benefits in fiscal 1996. This is $10 million less than previously expected as a result of delays in the rollout of the new information technology (IT) system. The IT system is currently not expected to be fully implemented before the end of calendar year 1998. At June 30, 1996, the restructuring reserve is $57.8 million, including the $50 million recorded in the third quarter.

     Total cash expenditures in connection with the Unisource restructuring plans, including the $50 million charge in the third quarter, are estimated to be $177 million. In addition to the $112 million spent through fiscal 1995, $32 million was expended in the first nine months of fiscal 1996, totaling $144 million spent to date. Unisource anticipates cash expenditures of $5 million during the remainder of fiscal 1996. The remaining commitment under Unisource's $300 million 10 year information technology outsourcing agreement, which was effective January 1, 1994, is $185 million at June 30, 1996. The foregoing commitments are anticipated to be funded from Unisource's operating cash flow.

Acquisitions

     Unisource completed 7 acquisitions in the third quarter of fiscal 1996 with annualized revenues of $193 million. For the nine months ended June 30, 1996, Unisource completed 28 acquisitions with annualized revenues of $707 million. Almost all of the U.S.-based acquisitions in the third quarter are supply systems companies, reflecting Unisource's goal of a balanced revenue contribution between its paper and supply systems product lines. Two of the third quarter acquisitions are located in Mexico, for a total of six year-to-date, further expanding the group's presence in the Mexican market.

Other
     Discontinued operations also includes an $18 million charge for the costs associated with the spin-off of Unisource. The charge consists primarily of investment banking fees, legal and accounting fees, filing fees and employee termination costs directly related to the spin-off.

                       Financial Condition and Liquidity
                       ---------------------------------


     Net cash provided by operating activities of continuing operations for the first nine months of fiscal 1996 was $149 million. This cash, plus operating cash provided by discontinued operations and increased debt levels, funded the Company's cash usage for the first nine months of fiscal 1996, primarily acquisitions, capital expenditures, dividends and investing and financing activities of discontinued operations.

     Debt of continuing operations, excluding finance subsidiaries, was $1 billion at June 30, 1996, an increase of $392 million from continuing operations debt balance at September 30, 1995 of $611 million. On August 6, 1996, the Board of Director's approved the capitalization of Unisource in connection with the spin-off, which will include a cash dividend to be paid by Unisource to the Company in the first quarter of fiscal 1997 of $600 million, the proceeds which will be used to retire debt of the continuing operation. Unisource intends to borrow funds to finance the dividend payment. The Company will also incur additional costs to retire this debt early, which will be recorded as an extraordinary charge when incurred. On December 11, 1995, the Company issued to the public $300 million of 30 year bonds with a stated interest rate of 6.75% and a discount of 98.48%. The proceeds were used to repay short term borrowings. The Company had a total of $600 million in bank credit commitments as of June 30, 1996. Short term borrowings supported by these facilities totaled $235 million leaving $365 million unused and available.

     The Company filed a shelf registration for 10 million shares of common stock in January 1996. Shares issued under this registration statement are being used primarily for acquisitions. Approximately 7.2 million shares have been issued under this shelf registration through June 30, 1996. A shelf registration statement for 5 million shares of common stock, which will also be used for acquisitions, was filed in March 1996.

     Finance subsidiaries debt grew by $319 million from September 30, 1995, a result of increased leasing activity. During the nine months ended June 30, 1996, IKON Capital issued an additional $397.9 million under its medium term notes program which began in July 1994. At June 30, 1996, $969.9 million of medium term notes were outstanding with a weighted interest rate of 6.8%, leaving $500.1 million available under this program. Under its $125 million asset securitization agreement commenced in September 1994, IKON Capital sold $39.6 million in direct financing leases during the first half of fiscal 1996, replacing those leases liquidated and leaving the amount of contracts sold unchanged.

     The Company believes that its operating cash flow together with unused lines of credit and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions and discontinued operations through the end of calendar 1996.

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

         On June 21, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the announcement made June 19, 1996 of its decision to spin off Unisource. The Form 8-K also reported additional information announced on June 19, 1996, including (i) the registrant's lowering of its earnings expectation for the third quarter due to lower than expected revenues at Unisource, (ii) a one-time charge against earnings of approximately $40-$50 million in the third quarter for new restructuring activities at Unisource, and (iii) a charge against earnings in the third quarter of $12-$18 million for costs associated with the disposition of Unisource.

         On August 2, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the long-term growth goals for IKON Office Solutions and Unisource Worldwide, Inc. as presented at an investors' conference in New York City on July 31, 1996. The two businesses will begin operating as independent publicly-owned companies in January 1997.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                ALCO STANDARD CORPORATION



Date    August 13, 1996                         /s/ Michael J. Dillon
        ------------------                      ---------------------------
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

     (27)  Financial Data Schedule.