Form 10-K
period 1996-09-30
ALCO STANDARD CORP
filed 1996-12-30
CIK 3370

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 30, 1996
================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  (Mark One)
  [X] Annual report pursuant in section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended September 30, 1996 or
  [_] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period     to

                                   FORM 10-K

                         COMMISSION FILE NUMBER 1-5964

                           ALCO STANDARD CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                 OHIO                                    23-0334400
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     BOX 834, VALLEY FORGE, PENNSYLVANIA                     19482
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       Registrant's telephone number, including area code: (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
      TITLE OF CLASS                                    ON WHICH REGISTERED
      --------------                                   ---------------------
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
YES  X  NO
    ---    ----
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 26, 1996 WAS APPROXIMATELY $6,354,764,085 BASED UPON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE OF $50.875 PER COMMON SHARE (ON DECEMBER 26, 1996), AND $94.75 PER DEPOSITARY SHARE OF SERIES BB CONVERSION PREFERRED STOCK (ON DECEMBER 23, 1996). FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT AND THE TRUSTEES OF THE REGISTRANT'S PENSION PLAN AND STOCK PURCHASE PLANS WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF DECEMBER 26, 1996 WAS 133,583,326.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PARTS I AND II--REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR FISCAL YEAR
                           ENDED SEPTEMBER 30, 1996
      PART III--REGISTRANT'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF
                                 SHAREHOLDERS
================================================================================

                                    PART I

ITEM 1. BUSINESS.

  Alco Standard Corporation ("Alco" or the "Company") was incorporated in Ohio in 1952 and is the successor to a business incorporated under a similar name in 1928. The address of the Company's principal executive offices is P.O. Box 834, Valley Forge, Pennsylvania 19482 (telephone number: (610) 296-8000).

  Since its original incorporation, Alco has been engaged in a number of different manufacturing and distribution operations. Beginning in 1987, Alco began divesting its manufacturing businesses in order to focus exclusively on select distribution businesses. By fiscal 1993, Alco was engaged in two core distribution operations--office products and paper distribution. On December 31, 1996, as a result of a growing strategic conflict between these two businesses, Alco will spin off its paper and supply systems business, Unisource Worldwide, Inc. ("Unisource"), to Alco's common shareholders. Alco's sole remaining business will be IKON Office Solutions, Inc. Alco has accounted for Unisource as a discontinued operation for all periods presented in its Annual Report to Shareholders for the fiscal year ended September 30, 1996. Information concerning Unisource's business is set forth under the caption "Discontinued Operations."

  IKON Office Solutions, Inc. ("IKON") sells, rents and leases photocopiers, fax machines, digital printers and other automated office equipment for use in both traditional and integrated office environments. IKON also provides equipment service and supplies, and equipment financing. In recent years, IKON has expanded its business to include outsourcing and imaging services, such as reprographic facilities management and specialized document copying services. IKON has also recently begun to offer network consulting and design, computer networking, technology training and software solutions for the networked office environment, providing one-stop shopping to customers who seek quality, accessible office productivity solutions.

  IKON has locations throughout the United States and Canada, and in Europe (primarily in the United Kingdom). These companies comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom, and represent the only independent distribution network with national scope. IKON competes against numerous competitors over a wide range of markets, competing on the basis of quality, customer service, price and product performance.

  IKON distributes the products of numerous manufacturers, including Canon, Oce, Ricoh and Sharp, throughout 49 states, seven Canadian provinces, in Europe and in Mexico. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 1996, IKON generated approximately $4.1 billion in revenues and $310 million in operating income. Finance subsidiaries contributed 15.1% of IKON's operating income in fiscal 1996.

  During fiscal 1996, IKON acquired 100 companies in the United States, Canada, and Europe, with an aggregate of approximately $878 million in annualized revenues. Of the 100 companies acquired in fiscal 1996, 82 were traditional copier companies, 13 were outsourcing and imaging companies and five were systems integrators. IKON's international expansion during fiscal 1996 included the acquisition of companies in France and Mexico.

               INFORMATION CONCERNING ALCO'S BUSINESS IN GENERAL

                              UNISOURCE SPIN-OFF

  On June 19, 1996, Alco announced that it would separate Unisource, its printing and imaging and supply systems distribution business, from IKON, with each business operating as a stand-alone publicly traded company. In order to effect the separation of these businesses, Alco has declared a dividend payable to holders of record of Alco common stock at the close of business on December 13, 1996 (the "Record Date") of one share of Unisource common stock, $.001 par value ("Unisource Common Stock"), for every two shares of Alco common stock owned on the Record Date. As a result of the distribution, 100% of the outstanding shares of

Unisource Common Stock will be distributed to Alco's shareholders. Except for any cash received in lieu of fractional shares, the Unisource spin-off will be tax-free to Alco and Alco's U.S. shareholders. Alco expects to complete the spin-off and to mail the Unisource Common Stock share certificates on December 31, 1996.

  In conjunction with the separation of their businesses, Unisource and Alco entered into various agreements that address the allocation of assets and liabilities between them and define their relationship after the separation, including a Distribution Agreement ("Distribution Agreement"), a Benefits Agreement ("Benefits Agreement") and a Tax Sharing and Indemnification Agreement ("Tax Sharing Agreement"), all of which have been filed as exhibits to this report. The Distribution Agreement provides for, among other things, the principal transactions required to effect the Distribution, the conditions to the Distribution, the allocation between Alco and Unisource of certain assets and liabilities, and cooperation by Alco and Unisource in the provision of information and certain facilities necessary to perform the administrative functions incident to their respective businesses. The Distribution Agreement includes cross indemnification provisions pursuant to which Unisource and Alco indemnify each other for damages that may arise out a breach of their respective obligations under the agreement.

  Under the Benefits Agreement, the wages, salaries and employee benefits of all employees of Unisource will be the responsibility of Unisource. Generally, Unisource's obligation to provide benefits will include all obligations with respect to Unisource employees under pension plans, savings plans and multiemployer plans, welfare plans (retiree medical plans), supplemental benefit plans, certain deferred compensation plans, incentive plans, stock-based plans and other plans covering Unisource employees and will include liabilities that arose while the individuals were employed by Alco. The Benefits Agreement requires Alco to reimburse Unisource for a portion of any payments made by Unisource to former Unisource employees under Alco's 1985, 1991 and 1994 deferred compensation plans. Unisource will assume certain Alco pension plans covering Unisource employees, and assets and liabilities attributable to Unisource employees under Alco's participating companies pension plan and Alco's 401(k) plan will be transferred to a new Unisource pension plan and 401(k) plan, respectively.

  Under the Tax Sharing Agreement, Unisource will bear its respective share of
(i) Alco's federal consolidated income tax liability (or benefit), (ii) any unitary state income tax liability, and (iii) Alco's consolidated personal property tax liability for all tax periods that end before or that include the Distribution Date. For the taxable year ended September 30, 1996, Unisource's share of Alco's federal consolidated tax liability (or benefit) will be 40% of such liability (or benefit) and Alco's share of such liability (or benefit) will be 60%. Unisource is responsible for paying any tax liabilities arising for any tax returns that it files separately. If any tax year ending before or including the Distribution Date is subsequently examined by the IRS, and an adjustment results from such examination, then Unisource's share of Alco's additional federal consolidated income tax liability (or benefit for that tax year) shall be computed and agreed to by the parties. The Tax Sharing Agreement generally provides that in the event either Alco or Unisource takes any action inconsistent with, or fails to take any action required by, or in accordance with the qualification of the Distribution as tax-free, then Alco or Unisource, as the case may be, will be liable for and indemnify and hold the other harmless from any tax liability resulting from such action. For further information concerning the Unisource spin-off, reference is made to Unisource's Form 10 Registration Statement (effective November 26, 1996) and the Information Statement contained therein.

                 ADJUSTMENT TO PREFERRED STOCK CONVERSION RATE

  As a result of the Unisource spin-off, adjustments have been made to the number of Alco common shares which holders of depositary shares of Alco's Series BB Preferred Stock ("Series BB Holders") are entitled to receive upon conversion. Effective December 16, 1996, Series BB Holders are entitled to receive 2.0468 shares of common stock for each depositary share converted (for optional conversion). Adjustments have also been made to the number of common shares to be received per depositary share of Series BB Preferred Stock upon the mandatory conversion date (October 1, 1998), as follows: (a) if the Current Market Price of the common stock is greater than or equal to $37.80 per share,
2.0468 shares of common stock per depositary share, (b) if the Current Market Price of the common stock is less than $37.80 but greater than $30.98 per share, the number of shares of common stock per depositary share having a value (determined at the Current Market Price) equivalent to $77.375, and (c) if the Current Market Price is less than or equal to $30.98 per share, 2.4972 shares of common stock per depositary share, subject in each case to adjustment in certain events. The "Current Market Price" means the average closing price per share of common stock of the Company on the 20 trading days immediately prior to, but not including, the mandatory conversion date.

                                  NAME CHANGE

  Effective January 1, 1997, IKON will be Alco's sole continuing business. Therefore, on January 23, 1997, Alco's shareholders will be asked to approve an amendment to Alco's Articles of Incorporation to change the name of the corporation from Alco Standard Corporation to IKON Office Solutions, Inc.

  The name IKON Office Solutions, Inc. is currently being used by the Alco subsidiary which, until the Unisource spin-off, has operated the IKON Office Solutions business. The IKON Office Solutions name has been well-received by the Company's existing customer base and the Company believes that advertisements using this name have successfully appealed to new customers. After shareholder approval of the Company's name change, the subsidiary will cease using the name and will be merged into the Company. For further information regarding the IKON Office Solutions name, see "Proprietary Matters."

                                  STOCK SPLIT

  On November 9, 1995, the Company effected a two-for-one split of its common stock in the form of a stock dividend to shareholders of record on October 27, 1995. All common share and per share amounts reported by Alco in its consolidated financial statements have been adjusted to give retroactive effect to the stock split.

                          BOARD AND MANAGEMENT CHANGES

  In August 1996, Kurt E. Dinkelacker, President and Chief Operating Officer of IKON, was elected to the Board of Directors. In addition, Richard A. Jalkut, President and Group Executive of the NYNEX Telecommunications Group, was elected to the Board in August 1996, and James R. Birle, Chairman of Resolute Partners, a private merchant bank, was elected to the Board in November 1996.

  Among other executive changes during fiscal 1996 and the first quarter of fiscal 1997, Robert M. Kearns was named Senior Vice President and Chief Financial Officer, David M. Gadra was named Senior Vice President and Chief Information Officer, William F. Drake, who had been serving as the Company's Vice Chairman, was named General Counsel, and Karin M. Kinney was named Corporate Counsel and Secretary.

                                 DEBT OFFERING

  In December 1995, Alco completed a public offering of $300 million of 30-year bonds with a stated interest rate of 6.75% at a discount price of 98.48% and used the net proceeds of approximately $290 million to reduce outstanding short-term debt. The effective yield on the bonds is 6.87%.

                            SUPPLIERS AND CUSTOMERS

  Products distributed by IKON are purchased from numerous domestic and overseas suppliers, primarily Canon, Oce, Ricoh and Sharp. There has been no significant difficulty in obtaining products from these suppliers. Supplier relationships are good and are expected to continue. IKON has a large number of customers, and is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on IKON's business taken as a whole.

  Many of the Company's operations are required to carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1996, inventories accounted for approximately 23% of IKON's total current assets.

                              PROPRIETARY MATTERS

  The Company has a number of trademarks and tradenames which the Company believes to be important to its business. However, except for the IKON Office Solutions name, IKON is not dependent upon any single name, trademark or tradename. Nikon Camera has sued the Company alleging that its use of the IKON Office Solutions name infringes upon Nikon's proprietary rights. The Company believes that the Nikon lawsuit is without merit and is vigorously defending.

                            ENVIRONMENTAL REGULATION

  IKON is engaged in distribution and services businesses which do not generate significant hazardous wastes. Some of IKON's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings or competitive position. Certain environmental claims, however, are now pending against the Company for manufacturing or landfill sites relating to predivestiture activities of discontinued manufacturing operations. While it is not possible to estimate what expenditures may be required in order for the Company to comply with environmental laws or discharge environmental liabilities in the future, the Company does not believe that such expenditures will have a material adverse effect on it or its operations as a whole.

                                   EMPLOYEES

  At September 30, 1996, IKON had approximately 31,300 employees. IKON believes its relations with its employees are good.

                               FOREIGN OPERATIONS

  IKON has operations in Canada, Europe (primarily in the United Kingdom) and Mexico.

  Information concerning revenues, income before taxes and identifiable assets of the Company's foreign continuing operations for each of the three years in the period ended September 30, 1996 set forth in note 10 to the consolidated financial statements (included on page 36 of Alco's 1996 Annual Report) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

  There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.

                            DISCONTINUED OPERATIONS

                                   UNISOURCE

  Unisource, which Alco will spin off to shareholders on December 31, 1996, is the largest marketer and distributor of quality paper products in North America, and is also a leading North American distributor of paper and plastic shipping and foodservice supplies, sanitary maintenance supplies and equipment and packaging supplies and equipment.

  Unisource distributes these products through two businesses: a Printing and Imaging business which markets and distributes quality papers to printers, publishers and corporate imaging customers; and a Supply Systems business, which distributes a wide range of paper and plastic products, sanitary maintenance supplies and equipment and packaging equipment and supplies, principally to manufacturers, food processors and grocery stores.

  Unisource's Printing and Imaging suppliers include all of the major North American paper producers, and its Supply Systems suppliers include 31 core suppliers. Supplier relationships are good, and there has been no difficulty obtaining products from suppliers. Unisource has a large number of customers, the loss of any one or more of which would not have a material adverse effect on Unisource's business taken as a whole.

  In fiscal 1996, Unisource generated approximately $7 billion in revenues and $184 million in operating income, excluding a $50 million restructuring charge, with its Printing and Imaging business accounting for approximately 68% of total revenues and the Supply Systems business accounting for approximately 32% of total revenues.

  Unisource is engaged in distribution businesses which do not generate significant hazardous wastes. Some of Unisource's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment or the discharge of hazardous materials have not had, and are not expected to have, a material adverse effect on Unisource's capital expenditures, liquidity, earnings or competitive position.

  Unisource has a number of trademarks and tradenames, which Unisource believes to be important to its business. However, except for the Unisource trademark, Unisource is not dependent upon any single trademark or tradename, or group of trademarks or tradenames.

  At September 30, 1996, Unisource had approximately 11,800 employees, of whom approximately 10% are unionized. Unisource believes its relations with its employees and unions are good.

ITEM 2. PROPERTIES.

  At September 30, 1996, IKON owned or leased facilities in 49 states, seven Canadian provinces, in Europe and in Mexico. These properties occupy a total of approximately 7.4 million square feet of which approximately 231,000 square feet are owned and the balance are leased under lease agreements with various expiration dates.

  At September 30, 1996, Unisource had approximately 190 facilities in the United States, Canada and Mexico. Unisource's leased facilities comprised approximately 12 million square feet of space and owned facilities comprised approximately 6 million square feet of space.

  Both IKON and Unisource believe that their facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  A number of ordinary course legal proceedings are pending against the Company and its subsidiaries (including IKON and Unisource). Except for the outcome of the Nikon suit, the outcome of legal proceedings is not expected to have an adverse effect on IKON or its operations as a whole. Similarly, with respect to legal proceedings pending against Unisource, such proceedings are not expected to have an adverse effect on Unisource or its operations as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (No response to this item is required.)

                               ----------------

                          EXECUTIVE OFFICERS OF ALCO

  The following is a list of the Company's executive officers, their ages and their positions for the last five years. Unless otherwise indicated, positions shown are with Alco or its subsidiaries.

                               ----------------

           NAME           AGE         POSITION (AND YEAR ELECTED OR YEARS SERVED)
           ----           ---         -------------------------------------------
 John E. Stuart..........  52 Chairman (1995), Chief Executive Officer (1993), President
                              (1993-1996), and a director (1993); Vice President (1989-
                              1993) and Group President--Alco Office Products (1985-1993)
 William F. Drake, Jr. ..  64 General Counsel (1996), Vice Chairman (1984-1996), and a
                              director (1969); Of Counsel (1996), Partner (1984-1996),
                              Montgomery, McCracken, Walker & Rhoads
 Kurt E. Dinkelacker.....  43 Group President--IKON Office Solutions (formerly Alco
                              Office Products) (1995) Executive Vice President (1993),
                              and a director (1996); Chief Financial Officer (1993-
                              1995); Executive Vice President--Finance, Alco Office
                              Products (1989-1993); Group Controller, Alco Office
                              Products (1987-1989)
 James J. Forese.........  60 Executive Vice President and President of International
                              Operations (1996), and a director (1994); Chief Operating
                              Officer (1996-1996); General Manager, IBM Customer
                              Financing, and Chairman, IBM Credit Corporation (1993-
                              1996); IBM Vice President, Finance (1990-1993); IBM Vice
                              President and Group Executive (1988-1990)
 Hugh G. Moulton.........  63 Executive Vice President (1992); General Counsel (1979-
                              1994); Senior Vice President--Administration (1983-1992)
 Robert M. Kearns, II....  44 Senior Vice President and Chief Financial Officer (1996);
                              Vice President--Finance, IKON Office Solutions (1993-
                              1996); Vice President--Finance, Copyrite (an IKON dealer
                              acquired by Alco in 1989) (1983-1990)
 David M. Gadra..........  48 Senior Vice President and Chief Information Officer (1996)
                              Manager, General Electric Corporation Corporate
                              Information Services (1992-1996); Vice President,
                              Information Services, General Electric Corporation--
                              Budapest (1990-1992)
 Elisabeth H. Barrett....  51 Vice President--Administrative Services (1995); Director--
                              Administrative Services (1994-1995); Director--Corporate
                              MIS/HR (1992-1993)
 O. Gordon Brewer, Jr. ..  60 Vice President--Finance (1986)
 Kathleen M. Burns.......  44 Vice President (1994) and Treasurer (1989); Assistant
                              Treasurer (1987-1989)
 Stephen K. Deay.........  49 Vice President--Tax (1993); Director--Taxes (1989-1993)
 Michael J. Dillon.......  43 Vice President (1994) and Controller (1993); Group
                              Controller, Alco Office Products (1991-1993); Associate
                              Audit Director (1991); Senior Audit Manager (1987-1991)
 Karin M. Kinney.........  36 Corporate Secretary (1996) and Corporate Counsel (1992);
                              Counsel (1990-1992)

  On December 31, 1996, Hugh G. Moulton, Kathleen M. Burns and Stephen K. Deay will resign their positions as executive officers of the Company and will continue in executive officer positions with Unisource, which will become a separate public company effective January 1, 1997. James J. Forese will continue in his current role as an executive officer of the Company, but will resign from the Company's Board of Directors in order to accept his nomination to the Board of Directors of Unisource. For more information concerning Unisource's business and management, reference is made to Unisource's Form 10 Registration Statement (effective November 26, 1996), and the Information Statement contained therein.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol ASN). Alco's common stock is also traded on the Philadelphia and Chicago Stock Exchanges. At Alco's annual shareholders' meeting to be held on January 23, 1997, the Company's shareholders are being asked to approve the Company's name change from Alco Standard Corporation to IKON Office Solutions, Inc. After the name change has been approved, the Company will trade under the ticker symbol IKN.

  The New York Stock Exchange is also the principal market on which Unisource common stock is expected to trade. Unisource's common stock has been listed on the New York, Philadelphia and Chicago Stock Exchanges under the ticker symbol UWW.

  As of December 26, 1996, there were approximately 15,076 holders of record of Alco's common stock. The information regarding the quarterly market price ranges of Alco's common stock and dividend payments under "Quarterly Financial Summary" on page 42 of the 1996 Annual Report is incorporated herein by reference.

  IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 1997 and Unisource anticipates that it will pay a quarterly dividend of $.20 per common share on approximately the same date. Both IKON and Unisource currently expect to continue their policies of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

ITEM 6. SELECTED FINANCIAL DATA.

  Information appearing under "Corporate Financial Summary" for fiscal 1992 through 1996 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 40 and 41 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Financial Review" on pages 38 and 39 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Auditors and Consolidated Financial Statements of Alco and its subsidiaries on pages 22 through 37 and the information appearing under "Quarterly Financial Summary" for fiscal 1996 and 1995 on page 42 of the 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    (No response to this item is required)

                               ----------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in Alco's Notice of Annual Meeting of Shareholders and Proxy Statement for the January 23, 1997 annual meeting of shareholders (the "1997 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and additional information regarding executive officers appearing under "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

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

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

       3.1 Amended and Restated Articles of Incorporation of Alco Standard
           Corporation ("Alco"), filed as Exhibit 3.1 to Alco's Form 10-Q for the quarter ended March 31, 1996, are incorporated herein by reference.
       3.2 Code of Regulations of Alco, as amended on January 25, 1996, filed as Exhibit 3.2 to Alco's Form 10-Q for the quarter ended March 31,
           1996, is incorporated herein by reference.
       4.1 Credit Agreement, dated December 16, 1996, among Alco and various institutional lenders, with CoreStates Bank, N.A., as Agent.
       4.2 Note Purchase Agreement between Alco and various purchasers dated
           July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to Alco's 1995 Form 10-K, is incorporated herein by reference.
       4.3 Credit Agreement dated as of October 13, 1995 among Alco Office
           Systems Canada, Inc., Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada, filed as Exhibit 4.5 to Alco's 1995 Form
           10-K, is incorporated herein by reference.
       4.4 Note Purchase Agreement, dated as of June 15, 1986 between Alco and certain institutional investors, filed as Exhibit 4.2 to Alco's
           Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference.
       4.5 Pursuant to Regulation S-K item 601(b)(iii), Alco agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of Alco and its subsidiaries.
      10.1 Distribution Agreement between Alco and Unisource dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource's Registration
           Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
      10.2 Tax Sharing and Indemnification Agreement between Alco and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's
           Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
      10.3 Benefits Agreement between Alco and Unisource dated as of November
           20, 1996, filed as Exhibit 10.5 to Unisource's Registration
           Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.

      10.4  Support Agreement dated as of October 22, 1996 between Alco and
            IKON Capital, Inc. (Alco's leasing subsidiary), filed as Exhibit
            10.4 to IKON Capital, Inc.'s Form 8-K dated October 22, 1996, is incorporated herein by reference.

      10.5  Receivables Transfer Agreement dated as of September 30, 1996 among
            IKON Funding, Inc., IKON Capital, Inc., Old Line Funding Corp. and
            Royal Bank of Canada.

      10.6  Transfer Agreement dated as of September 30, 1996 between IKON
            Capital, Inc. and IKON Funding, Inc.

      10.7  Indenture, dated as of December 11, 1995 between Alco and First
            Union Bank, N.A., as Trustee, filed as Exhibit 4 to Alco's
            Registration Statement No. 33-64177, is incorporated herein by reference.

      10.8  Indenture dated as of July 1, 1995 between IKON Capital, Inc. and
            Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as
            Trustee.

      10.9  Distribution Agreement dated as of June 30, 1995 between IKON
            Capital, Inc. and various distribution agents, filed as Exhibit
            10.21 to Alco's 1995 Form 10-K, is incorporated herein by reference.

      10.10 Receivables Transfer Agreement dated as of September 23, 1994 Among
            IKON Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New
            York Branch, portions of which contain confidential material, filed as Exhibit 10.20 to Alco's 1994 10-K/A filed on March 17, 1995, is incorporated herein by reference. First Amendment dated as September 15, 1995 and Second Amendment dated as of March 15, 1996 to Receivables Transfer Agreement, filed as Exhibit 10.20 to Alco's
            Report on Form 10-Q for the quarter ended March 31, 1996, are incorporated herein by reference.

      10.11 Indenture dated as of July 1, 1994 between IKON Capital, Inc. and
            NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital,
            Inc.'s Registration Statement No. 33-53779, is incorporated herein by reference.

      10.12 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to
            IKON Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

      10.13 Maintenance Agreement, dated as of August 15, 1991 between Alco and
            IKON Capital, Inc., filed as Exhibit 10.2 to IKON Capital, Inc.'s
            Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.

      10.14 Operating Agreement, dated as of August 15, 1991 between Alco and
            IKON Capital, Inc., filed as Exhibit 10.3 to IKON Capital, Inc.'s
            Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.

      10.15 Rights Agreement dated as of February 10, 1988 between Alco and
            National City Bank, filed on February 11, 1988 as Exhibit 1 to
            Alco's Registration Statement on Form 8-A, is incorporated herein by reference.

      10.16 Indenture, dated as of April 1, 1986 between Alco and the Chase
            Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to Alco's
            Registration Statement No. 30-4829, is incorporated herein by reference.

      10.17 Alco Standard Corporation Amended and Restated Long Term Incentive
            Compensation Plan, filed as Exhibit 10.1 to Alco's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
      10.18 Alco Standard Corporation Annual Bonus Plan, filed as Exhibit 10.3 to Alco's 1994 10-K, is incorporated herein by reference.**

      10.19 Alco Standard Corporation Partners' Stock Purchase Plan, filed as
            Exhibit 10.4 to Alco's Form 10-Q for the quarter ended March 31,
            1996, is incorporated herein by reference.**

      10.20 Alco Standard Corporation 1986 Stock Option Plan, filed as Exhibit
            10.6 to Alco's 1995 Form 10-K, is incorporated herein by reference.**

      10.21 Alco Standard Corporation 1995 Stock Option Plan, filed as Exhibit
            10.5 to Alco's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
      10.22 Alco Standard Corporation 1989 Directors' Stock Option Plan, filed as Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.23 Alco Standard Corporation 1993 Directors' Stock Option Plan, filed as Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference.**
      10.24 Alco Standard Corporation Retirement Plan for Non-Employee
            Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.25 Alco Standard Corporation 1980 Deferred Compensation Plan, filed as
            Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.26 Alco Standard Corporation 1985 Deferred Compensation Plan, filed as
            Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.27 Alco Standard Corporation 1991 Deferred Compensation Plan, filed as
            Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference.**
      10.28 Alco Standard Corporation 1994 Deferred Compensation Plan.**
      10.29 Alco Standard Corporation Executive Deferred Compensation Plan.**
      11    Statement re: Computation of earnings per share.
      12.1  Ratio of Earnings to Fixed Charges.
      12.2  Ratio of Earnings to Fixed Charges Excluding Captive Finance
            Subsidiaries.
      12.3  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.
      12.4  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
            Excluding Captive Finance Subsidiaries.
      13    Financial Section of Alco's Annual Report to Shareholders for the
            fiscal year ended September 30, 1996 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed"
            as part of this report).
      21    Subsidiaries of Alco.
      23    Auditors' Consent.
      24    Powers of Attorney; certified resolution re: Powers of Attorney.
      27    Financial Data Schedule.

--------
 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.
**Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On August 2, 1996, Alco filed a Current Report on Form 8-K to describe under
Item 5 the long-term growth goals of IKON and Unisource as presented at an investors' conference and to describe the capitalization and anticipated dividend policies of IKON and Unisource after the Unisource spin-off.

  On November 12, 1996, Alco filed a Current Report on Form 8-K to file under
Item 5 the 1996 Support Agreement between Alco and IKON Capital, Inc. and to report that Alco had declared a special dividend consisting of 100% of the common stock of Unisource Worldwide, Inc., payable on December 31, 1996 to shareholders of record of Alco common stock on December 13, 1996.

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

                  ALCO STANDARD CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(A)(1) AND (2) AND 14(D)
                      LIST OF FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of Alco Standard Corporation and its subsidiaries included in the 1996 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

              Consolidated Statements of Income
              --Fiscal years ended September 30, 1996, September 30, 1995 and
                September 30, 1994

              Consolidated Balance Sheets
              --September 30, 1996 and September 30, 1995

              Consolidated Statements of Cash Flows
              --Fiscal years ended September 30, 1996, September 30, 1995 and
                September 30, 1994

              Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1996, September 30, 1995 and
                September 30, 1994

              Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedule of Alco Standard Corporation and its subsidiaries is submitted in response to Item 14(d):

              Schedule II--Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                   ALCO STANDARD CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A                      COL. B            COL. C                COL. D         COL. E
         ------                      ------            ------             ------------    -----------
                                                      ADDITIONS
                                               -----------------------
                                                           CHARGED TO
                                   BALANCE AT  CHARGED TO    OTHER                        BALANCE AT
                                    BEGINNING   COSTS AND  ACCOUNTS--     DEDUCTIONS--      END OF
      DESCRIPTION                   OF PERIOD   EXPENSES    DESCRIBE        DESCRIBE        PERIOD
      -----------                  ----------- ----------- -----------    ------------    -----------
YEAR ENDED SEPTEMBER 30, 1996
-----------------------------
Allowance for doubtful
 accounts....................      $32,856,000 $18,296,000 $ 6,634,000(1) $22,478,000(2)  $35,308,000
YEAR ENDED SEPTEMBER 30, 1995
-----------------------------
Allowance for doubtful
 accounts....................      $13,494,000 $ 8,940,000 $17,062,000(1) $ 6,640,000(2)  $32,856,000
YEAR ENDED SEPTEMBER 30, 1994
-----------------------------
Allowance for doubtful
 accounts....................      $11,848,000 $ 6,813,000 $   604,000(1)  $5,771,000(2)  $13,494,000

--------
(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Alco Standard Corporation

Date: December 30, 1996

                                         By       /s/ Michael J. Dillon
                                           ------------------------------------
                                                (MICHAEL J. DILLON) VICE
                                                PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 30, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                 TITLE
             ----------                                 -----

          *John E. Stuart                Chairman and Chief Executive
------------------------------------      Officer (Principal Executive
          (JOHN E. STUART)                Officer)

      /s/ Kurt E. Dinkelacker            President, Chief Operating Officer
------------------------------------      and a Director
       (KURT E. DINKELACKER)

         *Robert M. Kearns               Senior Vice President and Chief
------------------------------------      Financial Officer (Principal
         (ROBERT M. KEARNS)               Financial Officer)

       /s/ Michael J. Dillon             Vice President and Controller
------------------------------------      (Principal Accounting Officer)
        (MICHAEL J. DILLON)

          *James R. Birle                Director
------------------------------------
          (JAMES R. BIRLE)

          *Paul J. Darling               Director
------------------------------------
         (PAUL J. DARLING)

       *William F. Drake, Jr.            Vice Chairman, General Counsel and
------------------------------------      a Director
      (WILLIAM F. DRAKE, JR.)

          *James J. Forese               Executive Vice President and a
------------------------------------      Director
         (JAMES J. FORESE)

        *Frederick S. Hammer             Director
------------------------------------
       (FREDERICK S. HAMMER)

    *Barbara Barnes Hauptfuhrer          Director
------------------------------------
    (BARBARA BARNES HAUPTFUHRER)

         *Richard A. Jalkut              Director
------------------------------------
        (RICHARD A. JALKUT)

           *Dana G. Mead                 Director
------------------------------------
           (DANA G. MEAD)

             SIGNATURES                                   TITLE
             ----------                                   -----

            *Ray B. Mundt                               Director
-------------------------------------
            (RAY B. MUNDT)


          *Paul C. O'Neill                              Director
-------------------------------------
          (PAUL C. O'NEILL)


          *Rogelio G. Sada                              Director
-------------------------------------
          (ROGELIO G. SADA)


         *James W. Stratton                             Director
-------------------------------------
         (JAMES W. STRATTON)


  *By his signature set forth below, Michael J. Dillon, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Michael J. Dillon                                December 30, 1996
-------------------------------------
           (MICHAEL J. DILLON)

                                 EXHIBIT INDEX

 EXHIBIT                                                                   PAGE
   NO.                                                                     NO.
 -------                                                                   ----
  3.1    Amended and Restated Articles of Incorporation of Alco Standard
         Corporation ("Alco"), filed as Exhibit 3.1 to Alco's Form 10-Q for the quarter ended March 31, 1996, are incorporated herein by reference...................................................

  3.2    Code of Regulations of Alco, as amended on January 25, 1996, filed as Exhibit 3.2 to Alco's Form 10-Q for the quarter ended
         March 31, 1996, is incorporated herein by reference............

  4.1    Credit Agreement, dated December 16, 1996, among Alco and
         various institutional lenders, with CoreStates Bank, N.A., as
         Agent..........................................................

  4.2    Note Purchase Agreement between Alco and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November
         15, 2005, filed as Exhibit 4.9 to Alco's 1995 Form 10-K, is incorporated herein by reference...............................

  4.3    Credit Agreement dated as of October 13, 1995 among Alco Office
         Systems Canada, Inc., Deutsche Bank Canada, Chemical Bank of
         Canada and Royal Bank of Canada, filed as Exhibit 4.5 to Alco's
         1995 Form 10-K, is incorporated herein by reference............

  4.4    Note Purchase Agreement, dated as of June 15, 1986 between Alco and certain institutional investors, filed as Exhibit 4.2 to
         Alco's Current Report, dated July 1, 1988, on Form 8-K, is incorporated herein by reference...............................

  4.5    Pursuant to Regulation S-K item 601(b)(iii), Alco agrees to furnish to the Commission, upon request, a copy of other
         instruments defining the rights of holders of long-term debt of
         Alco and its subsidiaries......................................

 10.1    Distribution Agreement between Alco and Unisource dated as of
         November 20, 1996, filed as Exhibit 2.1 to Unisource's
         Registration Statement on Form 10 (effective November 26,
         1996), is incorporated herein by reference.....................

 10.2    Tax Sharing and Indemnification Agreement between Alco and
         Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's Registration Statement on Form 10 (effective
         November 26, 1996), is incorporated herein by reference........

 10.3    Benefits Agreement between Alco and Unisource dated as of
         November 20, 1996, filed as Exhibit 10.5 to Unisource's
         Registration Statement on Form 10 (effective November 26,
         1996), is incorporated herein by reference.....................

 10.4    Support Agreement dated as of October 22, 1996 between Alco and
         IKON Capital, Inc. (Alco's leasing subsidiary), filed as
         Exhibit 10.4 to IKON Capital, Inc.'s Form 8-K dated October 22,
         1996, is incorporated herein by reference......................

 10.5    Receivables Transfer Agreement dated as of September 30, 1996 among IKON Funding, Inc., IKON Capital, Inc., Old Line Funding
         Corp. and Royal Bank of Canada.................................

 10.6    Transfer Agreement dated as of September 30, 1996 between IKON
         Capital, Inc. and IKON Funding, Inc. ..........................

 10.7    Indenture, dated as of December 11, 1995 between Alco and First
         Union Bank, N.A. (formerly First Fidelity Bank), as Trustee, filed as Exhibit 4 to Alco's Registration Statement No. 33-
         64177, is incorporated herein by reference.....................

 10.8    Indenture dated as of July 1, 1995 between IKON Capital, Inc.
         and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.23 to Alco's 1995 Form 10-K, is incorporated herein by reference...............................

 10.9    Distribution Agreement dated as of June 30, 1995 between IKON
         Capital, Inc. and various distribution agents, filed as Exhibit
         10.21 to Alco's 1995 Form 10-K, is incorporated herein by
         reference......................................................

 EXHIBIT                                                                   PAGE
   NO.                                                                     NO.
 -------                                                                   ----
 10.10   Receivables Transfer Agreement dated as of September 23, 1994
         Among IKON Capital, Inc., Twin Towers, Inc. and Deutsche Bank
         AG, New York Branch, portions of which contain confidential material, filed as Exhibit 10.20 to Alco's 1994 Form 10-K/A filed on March 17, 1995, is incorporated herein by reference.
         First Amendment dated as September 15, 1995 and Second
         Amendment dated as of March 15, 1996 to Receivables Transfer
         Agreement, filed as Exhibit 10.20 to Alco's Form 10-Q for the quarter ended March 31, 1996, are incorporated herein by
         reference......................................................
 10.11   Indenture dated as of July 1, 1994 between IKON Capital, Inc.
         and The Bank of New York (formerly NationsBank, N.A.), as
         Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s
         Registration Statement No. 33-53779, is incorporated herein by reference......................................................
 10.12   Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to IKON Capital, Inc.'s Form 10-Q for the quarter ended June
         30, 1994, is incorporated herein by reference..................
 10.13   Maintenance Agreement, dated as of August 15, 1991 between Alco and IKON Capital, Inc., filed as Exhibit 10.2 to IKON Capital,
         Inc.'s Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference...............................
 10.14   Operating Agreement, dated as of August 15, 1991 between Alco and IKON Capital, Inc., filed as Exhibit 10.3 to IKON Capital,
         Inc.'s Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference...............................
 10.15   Rights Agreement dated as of February 10, 1988 between Alco and
         National City Bank, filed on February 11, 1988 as Exhibit 1 to
         Alco's Registration Statement on Form 8-A, is incorporated herein by reference............................................
 10.16   Indenture, dated as of April 1, 1986 between Alco and the Chase
         Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to
         Alco's Registration Statement No. 30-4829, is incorporated herein by reference............................................
 10.17   Alco Standard Corporation Amended and Restated Long Term
         Incentive Compensation Plan, filed as Exhibit 10.1 to Alco's
         Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference............................................
 10.18   Alco Standard Corporation Annual Bonus Plan, filed as Exhibit
         10.3 to Alco's 1994 Form 10-K, is incorporated herein by
         reference......................................................
 10.19   Alco Standard Corporation Partners' Stock Purchase Plan, filed as Exhibit 10.4 to Alco's Form 10-Q for the quarter ended March
         31, 1996, is incorporated herein by reference..................
 10.20   Alco Standard Corporation 1986 Stock Option Plan, filed as
         Exhibit 10.6 to Alco's 1995 Form 10-K, is incorporated herein by reference...................................................
 10.21   Alco Standard Corporation 1995 Stock Option Plan, filed as
         Exhibit 10.5 to Alco's Form 10-Q for the quarter ended March
         31, 1996, is incorporated herein by reference..................
 10.22   Alco Standard Corporation 1989 Directors' Stock Option Plan,
         filed as Exhibit 10.3 to Alco's 1992 Form 10-K, is incorporated herein by reference............................................
 10.23   Alco Standard Corporation 1993 Directors' Stock Option Plan,
         filed as Exhibit 10.7 to Alco's 1993 Form 10-K, is incorporated herein by reference............................................
 10.24   Alco Standard Corporation Retirement Plan for Non-Employee
         Directors, filed as Exhibit 10.10 to Alco's 1992 Form 10-K, is incorporated herein by reference...............................
 10.25   Alco Standard Corporation 1980 Deferred Compensation Plan,
         filed as Exhibit 10.7 to Alco's 1992 Form 10-K, is incorporated herein by reference............................................
 10.26   Alco Standard Corporation 1985 Deferred Compensation Plan,
         filed as Exhibit 10.8 to Alco's 1992 Form 10-K, is incorporated herein by reference............................................
 10.27   Alco Standard Corporation 1991 Deferred Compensation Plan,
         filed as Exhibit 10.9 to Alco's 1992 Form 10-K, is incorporated herein by reference............................................
 10.28   Alco Standard Corporation 1994 Deferred Compensation Plan......
 10.29   Alco Standard Corporation Executive Deferred Compensation Plan.
 11      Statement re: Computation of earnings per share................

 EXHIBIT                                                                    PAGE
   NO.                                                                      NO.
 -------                                                                    ----
 12.1    Ratio of Earnings to Fixed Charges..............................

 12.2    Ratio of Earnings to Fixed Charges Excluding Captive Finance
         Subsidiaries....................................................

 12.3    Ratio of Earnings to Fixed Charges and Preferred Stock
         Dividends.......................................................

 12.4    Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
         Excluding Captive Finance Subsidiaries..........................

 13      Financial Section of Alco's Annual Report to Shareholders for
         the fiscal year ended September 30, 1996 (which, except for those portions thereof expressly incorporated herein by
         reference, is furnished for the information of the Commission and is not "filed" as part of this report)......................

 21      Subsidiaries of Alco............................................

 23      Auditors' Consent...............................................

 24      Powers of Attorney; certified resolution re: Powers of Attorney.

 27      Financial Data Schedule.........................................

--------
 * Copies of the exhibits will be furnished to any security holder of Alco upon payment of the reasonable cost of reproduction.
** Management contract or compensatory plan or arrangement.