Form 10-Q
period 1996-12-31
ALCO STANDARD CORP
filed 1997-02-14
CIK 3370

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549

                                   Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or [ ] Transition
                                           -----------------
report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from      to
                               ----    ----

Commission file number     1-5964
                        ---------------------------

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             OHIO                                                 23-0334400
-------------------------------                           ---------------------
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


                           ALCO STANDARD CORPORATION
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes            No
   -----         -----
* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

Common Stock, no par value                               134,656,622  shares

                                     INDEX

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)


PART I.  FINANCIAL INFORMATION
------------------------------


 Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets--December 31, 1996
              and September 30, 1996

              Consolidated Statements of Income--Three months ended December 31, 1996 and December 31, 1995

              Consolidated Statements of Cash Flows--Three months ended December 31, 1996 and December 31, 1995

              Notes to Consolidated Financial Statements--
              December 31, 1996


 Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
----------

                         PART I. FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)



                                             December 31    September 30
ASSETS                                          1996           1996
------                                      -------------  --------------
Current Assets
   Cash and cash equivalents                 $    61,423    $    46,056
   Accounts receivable, net                      587,096        513,378
   Finance receivables, net                      507,439        435,434
   Inventories                                   433,533        350,774
   Prepaid expenses                              124,984         80,352
   Deferred taxes                                 90,955         83,161
                                             ------------   -------------
   Total current assets                        1,805,430      1,509,155
                                             ------------   -------------


Investments and Long-Term Receivables             16,244         48,165

Long-Term Finance Receivables, net               959,014        878,324

Equipment on Operating Leases, net                95,826         95,043

Property and Equipment, at cost                  375,737        358,234
   Less accumulated depreciation                 177,360        169,416
                                             ------------   -------------
                                                 198,377        188,818
                                             ------------   -------------

Other Assets
   Goodwill                                    1,169,257      1,087,210
   Miscellaneous                                 133,150         88,679
                                             ------------   -------------
                                               1,302,407      1,175,889
                                             ------------   -------------

Net Assets of Discontinued Operations                         1,489,201
                                             ------------   -------------

                                             $ 4,377,298    $ 5,384,595
                                             ============   =============


See notes to consolidated financial statements.

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                                        December 31  September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                       1996         1996
------------------------------------                                    -----------  -----------
Current Liabilities
  Current portion of long-term debt                                     $    48,038  $    62,697
  Current portion of long-term debt, finance subsidiaries                   373,000      314,000
  Notes payable                                                              11,400      186,462
  Trade accounts payable                                                    188,213      123,571
  Accrued salaries, wages and commissions                                    67,682      101,632
  Deferred revenues                                                         203,389      200,225
  Other accrued expenses                                                    252,935      269,400
                                                                        -----------  -----------
  Total current liabilities                                               1,144,657    1,257,987
                                                                        -----------  -----------

Long-Term Debt                                                              536,525      721,923

Long-Term Debt, Finance Subsidiaries                                        928,034      813,026

Deferred Taxes                                                              222,773      191,272

Other Long-Term Liabilities                                                 140,852      144,883


Shareholders' Equity
  Series BB conversion preferred stock, no par value:
    3,877 depositary shares issued and outstanding                          290,170      290,170
  Common stock, no par value:
    Authorized 300,000 shares
    Issued 12/96 - 133,800 shares; 9/96 - 131,930 shares                    597,118    1,305,413
  Retained earnings                                                         530,076      701,771
  Foreign currency translation adjustment                                    (3,380)     (25,187)
  Cost of common shares in treasury: 12/96 - 216 shares;
    9/96 - 374 shares                                                        (9,527)     (16,663)
                                                                        -----------  -----------
                                                                          1,404,457    2,255,504
                                                                        -----------  -----------
                                                                        $ 4,377,298  $ 5,384,595
                                                                        ===========  ===========

See notes to consolidated financial statements.

                                          IKON OFFICE SOLUTIONS, INC.
                                     (formerly Alco Standard Corporation)
                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (in thousands, except earnings per share)

                                                          Three Months Ended
                                                              December 31
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
Revenues
Net Sales                                             $   638,828   $   515,012
Service and rental revenue                                453,860       353,772
Financial subsidiaries                                     47,746        31,795
                                                       -----------   -----------
                                                        1,140,434       900,579
                                                       -----------   -----------

Costs and Expenses
Cost of goods sold                                        404,934       333,226
Service and rental costs                                  216,107       169,335
Finance subsidiaries interest                              20,011        14,809
Selling and administrative                                417,970       314,534
                                                       -----------   -----------
                                                        1,059,022       831,904
                                                       -----------   -----------

Operating Income                                           81,412        68,675
Interest expense                                            8,201         7,340
                                                       -----------   -----------
Income from continuing operations before taxes
  and extraordinary loss                                   73,211        61,335
Taxes on Income                                            28,552        24,398
                                                       -----------   -----------
Income from continuing operations before
  extraordinary loss                                       44,659        36,937


Discontinued operations                                    20,151        26,229
                                                       -----------   -----------
Income before extraordinary loss                           64,810        63,166
Extraordinary loss from extinguishment of debt,
  net of tax benefit                                      (12,156)
                                                       -----------   -----------

Net Income                                                 52,654        63,166
Less: Preferred Dividends                                   4,885         7,664
                                                       -----------   -----------
 Net Income Available to Common Shareholders          $    47,769   $    55,502
                                                       ===========   ===========

Earnings (Loss) Per Share (1)
Continuing Operations                                       $0.30         $0.25
Discontinued Operations                                     $0.15         $0.22
Extraordinary loss                                         ($0.09)
                                                       -----------   -----------
                                                            $0.36         $0.47
                                                       ===========   ===========

(1) See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                             -----------------------------
                                                                                    1996           1995
                                                                             -----------------------------
Operating Activities
  Income from continuing operations before extraordinary loss                  $     44,659   $     36,937
  Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash (used in)
    provided by operating activities of continuing operations
      Depreciation                                                                   28,616         16,329
      Amortization                                                                   11,211          7,319
      Provisions for losses on accounts receivables                                   7,430          3,625
      Provisions for deferred taxes                                                  18,800
      Changes in operating assets and liabilities, net
        of effects from acquisitions and divestitures:
          Increase in accounts receivables                                          (63,384)       (25,425)
          Increase in inventories                                                   (79,134)       (47,256)
          Increase in prepaid expenses                                              (54,245)       (39,194)
          Increase in accounts payable, deferred
            revenues and accrued expenses                                            17,446         64,150
      Miscellaneous                                                                   4,129        (11,923)
                                                                                ------------   ------------
Net cash (used in) provided by operating activities of continuing operations        (64,472)         4,562
Net cash provided by (used in) operating activities of
  discontinued operations                                                            24,176        (63,764)
                                                                                ------------   ------------
Net cash used in operating activities                                               (40,296)       (59,202)

Investing activities
  Proceeds from the sale of property and equipment                                   10,679          8,407
  Payments received on long term receivables                                          3,057            962
  Cost of companies acquired, net of cash acquired                                  (41,224)       (25,662)
  Expenditures for property and equipment                                           (38,912)       (26,692)
  Purchase of miscellaneous assets                                                   (9,249)        (9,474)
  Finance subsidiaries receivables - additions                                     (317,869)      (191,094)
  Finance subsidiaries receivables - collections                                    142,615         73,443
                                                                                ------------   ------------
Net cash used in investing activities of continuing operations                     (250,903)      (170,110)
Net cash used in investing activities of discontinued operations                    (38,058)       (74,544)
                                                                                ------------   ------------
Net cash used in investing activities                                              (288,961)      (244,654)

Financing activities
  Payments of short-term borrowings, net                                           (180,351)       (93,733)
  Proceeds from issuance of long-term debt                                           14,591        369,194
  Proceeds from option exercises and sale of treasury shares                         27,874         13,281
  Proceeds from sale of finance subsidiaries lease receivables                       25,433         15,808
  Proceeds from (payments to) Unisource                                             553,479       (146,387)
  Long-term debt repayments                                                        (258,969)       (14,655)
  Finance subsidiaries debt - additions                                             200,008        134,985
  Finance subsidiaries debt - repayments                                            (26,000)       (44,402)
  Dividends paid                                                                    (23,537)       (22,917)
  Purchase of treasury shares                                                        (1,786)       (52,676)
                                                                                ------------   ------------
Net cash provided by financing activities of continuing operations                  330,742        158,498
Net cash provided by financing activities of discontinued operations                 13,882        138,308
                                                                                ------------   ------------
Net cash provided by financing activities                                           344,624        296,806
                                                                                ------------   ------------

Net increase (decrease) in cash and cash equivalents                                 15,367         (7,050)
Cash and cash equivalents at beginning of year                                       46,056         66,519
                                                                                ------------   ------------
Cash and cash equivalents at end of period                                      $     61,423   $     59,469
                                                                                ============   ============


See notes to consolidated financial statements.

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


Note 1:  Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation. As a result of the spin-off of Unisource as discussed in Note 3 and the second quarter fiscal 1996 merger of two companies that were accounted for as poolings-of-interests, prior period amounts have been restated.


Note 2:  Debt
         ----

         On December 16, 1996, the Company entered into a credit agreement with several banks under which it may borrow up to $400 million. This multicurrency facility replaces a $500 million credit facility which was due to expire December 1, 1999 and a $100 million credit facility which was canceled on December 2, 1996. The reduced credit commitment reflects the spin-off of the Unisource business which was effective December 31, 1996 (see note 3). The new agreement, which expires December 15, 2001, includes a facility fee of 8 basis points per annum on the commitment, based upon the Company's current long-term debt rating. The agreement provides that loans may be made under either domestic or Eurocurrency notes at rates computed under a selection of rate formulas including prime or Eurocurrency rates. The agreement was filed as
Exhibit 4.1 to the Company's Form 10-K for the year ended September 30, 1996.


Note 3:  Discontinued Operations and Spin-off
         ------------------------------------

         On June 19, 1996, the Company announced that it would separate Unisource Worldwide, Inc. ("Unisource"), its printing and imaging and supply systems distribution business from IKON Office Solutions, Inc. ("IKON"), its office solutions business, with each business operating as a stand-alone, publicly traded company. In order to effect the separation of these businesses, Alco declared a dividend payable to holders of record of Alco common stock at the close of business on December 13, 1996 of one share of common stock, $.001 par value, of Unisource for every two shares of Alco stock owned on December 13, 1996. The distribution resulted in 100% of the outstanding shares of Unisource common stock being distributed to Alco shareholders by December 31, 1996. The Company has accounted for Unisource as a discontinued operation for all periods presented in these financial statements. Prior year amounts have also been restated to reflect the allocation of corporate interest and other corporate expenses to the discontinued operations of the Company.

         The results of discontinued operations are as follows (in thousands):


                                                    Three Months Ended
                                                       December 31
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------
         Revenues                                 $1,728,533  $1,716,165
                                                  ==========  ==========

         Income before taxes                      $   34,743  $   43,282
         Tax expense                                  14,592      17,053
                                                  ----------  ----------
         Net income                               $   20,151  $   26,229
                                                  ==========  ==========

                          IKON OFFICE SOLUTIONS, INC.
                     (formerly Alco Standard Corporation)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                               DECEMBER 31, 1996


Note 3:  Discontinued Operations and Spin-off (Continued)
         ------------------------------------

         The net carrying value at September 30, 1996 of the assets to be distributed to shareholders consisted of (in thousands):

         Working capital                           $  750,792
         Net property and equipment                   224,168
         Other assets                                 637,062
         Long-term debt and other liabilities        (122,821)
                                                   ----------
         Unisource equity and intercompany debt    $1,489,201
                                                   ==========

         In December 1996, Unisource repaid $553.5 million of intercompany debt outstanding with the Company. The December 31, 1996 Balance Sheet reflects the distribution of the Unisource stock to Alco shareholders. Equity of the Company was reduced by $952.3 million, which was the equity of Unisource at December 31, 1996.


Note 4:  Extraordinary Loss on Early Extinguishment of Debt
         --------------------------------------------------

         On December 2, 1996, Unisource borrowed under its new credit facility to repay $553.5 million of intercompany debt with the Company. The Company prepaid debt in the amount of $514 million from these funds. Early repayment of this debt resulted in certain prepayment penalties. Total prepayment penalties of $18.7 million and related tax benefits of $6.5 million are reflected as an extraordinary loss on early extinguishment of debt on the December 31, 1996 financial statements.


Note 5:  Name Change
         -----------

         At their annual meeting on January 23, 1997, the shareholders voted to change the name of the Company from Alco Standard Corporation to IKON Office Solutions, Inc., the name previously used by Alco's remaining operating unit. The name change was effective immediately and the Company's ticker symbol was changed from ASN to IKN effective January 27, 1997.

Item 2:  Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
Financial Condition and Liquidity
---------------------------------

     On June 19, 1996, the Company announced that it would split its two operating units into independent companies by spinning off Unisource, its paper and supply systems distribution group, as a separate publicly owned company.
The Company accomplished the transaction through a U.S. tax-free distribution of Unisource stock to Company shareholders on December 31, 1996. As a result of the spin off of Unisource, the Company has accounted for Unisource as a discontinued operation. Continuing operations of the Company consist of IKON, which sells, rents and leases photocopiers, digital printers and other automated office equipment for use in both traditional and integrated office environments. IKON also provides outsourcing and imaging services and offers consulting, design, computer networking and technology training for the networked office environment. On January 23, 1997, shareholders of the Company voted to change the name of the Company from Alco Standard Corporation to IKON Office Solutions, Inc.

                             Results of Operations
                             ---------------------

     The discussion of the results of operations reviews the continuing operations of the Company as contained in the Consolidated Statements of Income, as well as the discontinued operations of Unisource.

                      Three Months Ended December 31, 1996
             Compared with the Three Months Ended December 31, 1995
             ------------------------------------------------------

                             Continuing Operations

     Revenues and income before taxes for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 were as follows:

                                                    Three Months Ended
                                                   ---------------------
                                                   December  31      %
                                                   ------------
                                                   1996    1995   Change
                                                   ----    ----   ------
(in millions)
REVENUES                                         $1,140    $901   26.5%
                                                 ------    ----

INCOME BEFORE TAXES:
Operating income                                  $81.4   $68.6   18.7%
Interest expense                                   (8.2)   (7.3)
                                                   ----    ----
                                                  $73.2   $61.3   19.4%
                                                  -----   -----

     The Company's first quarter revenues increased $239 million, or 26.5% over the first quarter of fiscal 1996, of which $107 million relates to current and prior year acquisitions and $132 million to base companies' internal growth. The Company's internal revenue growth was 15% in the first quarter of fiscal 1997. The results reflect a very strong performance from the Company's traditional copier business with substantial growth in both equipment placements and copy volume. Revenues from the Company's operations outside the U.S. were $147 million for the first quarter of fiscal 1997 compared to $124 million for the same period of the prior fiscal year. The Company's European operations accounted for $2 million of the increase, while Canadian revenues increased $18 million as a result of acquisitions and internal growth in base companies. A fiscal 1996 Mexican acquisition added $3 million of revenue to the first quarter of fiscal 1997.

     The Company's operating income increased by $12.8 million, or 18.7% over the prior year's quarter. Current and prior year acquisitions accounted for $5.8 million, while $7.0 million was the result of base companies' internal growth net of increased transformation related costs. IKON Capital, Inc. contributed 17.7% of the Company's operating income in the first quarter of fiscal 1997 compared to 12.4% in the first quarter of fiscal 1996. The Company's operating margins were 7.1% in the first quarter of fiscal 1997, compared to 7.6% in fiscal 1996. The reduction was primarily the result of the short-term dilutive impact of the Company's rapid acquisition of technology services companies and transformation expenses in Europe.

     The Company recognized a $6.5 million pretax gain in the first quarter of fiscal 1997 on the sale of its corporate headquarters building. The Company plans to move into a new headquarters facility later in fiscal 1997. The Company also recognized several first time costs in the first quarter of fiscal 1997, including costs associated with a national advertising program, enhanced training programs throughout the Company and enhanced sales incentive programs.

     Operating income from foreign operations was $10.0 million for the three months ended December 31, 1996, down $1.6 million from the prior year's quarter, of which $2.7 million is attributable to European operations and relates to the European transformation initiative in the first quarter of fiscal 1997, net of $1.0 million increase in Canadian operations and $.1 million of additional operating income related to the Mexican acquisition. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

     The Company continues to proceed as planned with the transformation program announced in 1995 to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the Company.

Acquisitions

     In the first quarter of fiscal 1997, the Company completed 23 acquisitions with annualized revenues of nearly $170 million. Of the 23 companies acquired, 10 were systems integration companies, seven were outsourcing and imaging companies and six were traditional copier companies. The increasing number of systems integration and outsourcing companies in the acquisition mix reflects the Company's intention to strengthen its ability to offer customers complete office technology solutions, from traditional copier systems to computer networking and outsourced imaging and duplicating services.

Other
     Interest expense, net of corporate interest expense allocated to discontinued operations, increased $.9 million in the first quarter of fiscal 1997, primarily the result of slightly higher borrowing levels and increased interest rates during the first quarter of fiscal 1997 compared to fiscal 1996.

     Income before taxes increased by $11.9 million, or 19.4% for the first quarter, primarily reflecting the combined result of internal growth from base companies, along with earnings contributed by acquisitions, net of increased interest costs. The effective income tax rate for the quarter is 39.0% compared with 39.8% for the comparative period in fiscal 1996.

     The Company recorded an extraordinary charge of $12.2 million after tax in the first quarter of fiscal 1997 relating to its early extinguishment of certain corporate debt. The Company used the proceeds of a December 2, 1996 $553.5 million intercompany debt repayment from its discontinued operation, Unisource, to prepay $514 million of corporate debt. The pretax charge of $18.7 million primarily included prepayment penalties and has a related tax benefit of $6.5 million.

     Earnings per share from continuing operations, excluding the extraordinary charge, increased 20% from $.25 per share for the first quarter of fiscal 1996 to $.30 per share for the first quarter of fiscal 1997. Including the loss per share of $.09 on the extraordinary charge and the earnings per share of $.15 on discontinued operations, earnings per share of the Company were $.36 for the first quarter ended December 31, 1996 compared to $.47 (which includes $.22 for discontinued operations) for the first quarter ended December 31, 1995.
Weighted average shares of 134.3 million for the quarter ended December 31, 1996 were 15.8 million shares greater than the 118.5 million for the quarter ended December 31, 1995, primarily the result of acquisitions for stock (6.8 million weighted shares) and the conversion of the Company's Series AA Preferred Stock effective February 9, 1996 (8.7 million weighted shares).

                            Discontinued Operations

     Revenues of Unisource, the Company's discontinued operation, increased
$13 million, or 0.7%, to $1.73 billion in the first quarter of fiscal 1997 compared to the first quarter of the prior year. This change is due to increases associated with current and prior year acquisitions of $152 million, which were offset by revenue declines of $139 million in base operations. The decline in base operations is principally due to an estimated decrease in average paper prices of 17% compared to the same period last year. The price deflation was partially offset by volume gains in the base operations. Income before income taxes decreased $8.5 million to $34.7 million for the first quarter of fiscal 1997 compared to $43.3 million in the first quarter of fiscal 1996. This decrease is primarily related to price decreases, net of volume increases in base operations and operating income contributed by acquisitions, plus additional interest expense of $3.5 million in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

                       Financial Condition and Liquidity
                       ---------------------------------

     Net cash used in operating activities of continuing operations for the first quarter of fiscal 1997 was $64 million and primarily related to increases in working capital. During the same period, the Company also used $251 million in cash for investing activities, which included finance subsidiary activity of $175 million, acquisition activity at a cash cost of $41 million and capital expenditures of $39 million. Operating and investing activities were funded through cash flow from financing activities. Cash provided by financing activities included $553 million of intercompany debt repaid by Unisource which was used primarily to prepay corporate debt of the Company. Debt, excluding finance subsidiaries, was $596 million at December 31, 1996, a decrease of $375 million from the continuing operations debt balance at September 30, 1996 of $971 million. The debt to capital ratio was 29.8% at December 31, 1996 compared to 31.4% at September 30, 1996.

     On December 16, 1996, the Company entered into a credit agreement with several banks under which it may borrow up to $400 million. This credit facility replaces a $500 million credit facility which was due to expire December 1999 and a $100 million credit facility which was canceled on December 2, 1996. The reduced credit commitment reflects the spin-off of the Unisource business which was effective December 31, 1996. As of December 31, 1996, there were no borrowings under this agreement. The Company also has $450 million available for either stock or debt offerings under its shelf registration statement filed November 1995.

     Finance subsidiaries debt grew by $174 million from September 30, 1996, a result of increased leasing activity. During the three months ended December 31, 1996, IKON Capital issued an additional $177 million under its $1.5 billion medium term notes program which began in July 1994. At December 31, 1996, $1.1 billion of medium term notes were outstanding with a weighted interest rate of 6.7%, leaving $323 million available under this program. Under its $275 million asset securitization program, IKON Capital sold $25.4 million in direct financing leases during the first quarter of fiscal 1997, replacing those leases liquidated and leaving the amount of contracts sold unchanged. Of the total $275 million asset securitization program, $125 million expires in March 1997, but is expected to be renewed.

     The Company filed shelf registrations for 10 million shares of common stock in January 1996 and 5 million shares of common stock in March 1996. Shares issued under these registration statements are being used for acquisitions. Approximately 11 million shares have been issued under these shelf registrations through December 31, 1996.

     The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends and transformation costs.

                          PART II.  OTHER INFORMATION
                          ---------------------------




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

         Exhibit No. (3.1) Amendment dated January 23, 1997 to Amended and Restated Articles of Incorporation

         Exhibit No. (3.2) Code of Regulations of IKON Office Solutions, Inc.

         Exhibit No. (11) Computation of Earnings per Share

         Exhibit No. (27) Financial Data Schedule.

     (b) Reports on Form 8-K

         On November 13, 1996, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the Amended and Restated 1996 Support Agreement with its leasing subsidiary, IKON Capital, Inc. as
         Exhibit 10 under Item 7 of the Form 8-K and to announce that on November 8, 1996, the Board of Directors declared a special dividend of 100% of the common stock of Unisource Worldwide, Inc., the registrant's wholly-owned subsidiary, payable December 31, 1996 to shareholders of record of Alco common stock on December 13, 1996.

         On January 30, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the earnings for the fiscal quarter ended December 31, 1996 and the announcement of the name change from Alco Standard Corporation to IKON Office Solutions, Inc. which was approved by shareholder vote at the annual shareholders meeting held January 23, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                    IKON OFFICE SOLUTIONS, INC.


Date   February 14, 1997            /s/ Michael J. Dillon
      -------------------           ------------------------------
                                    Michael J. Dillon
                                    Vice President and Controller
                                    (Chief Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------



Exhibit Number
--------------


        (3.1) Amendment dated January 23, 1997 to amended and restated Article of Incorporation

        (3.2)   Code of Regulations of IKON Office Solutions, Inc.

        (11)    Computation of Earnings per Share

        (27)    Financial Data Schedule.