Form 10-Q
period 1997-03-31
IKON OFFICE SOLUTIONS INC
filed 1997-05-15
CIK 3370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________

Commission file number     1-5964

                           IKON OFFICE SOLUTIONS, INC.

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

                                 (610) 296-8000
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

Common Stock, no par value                         132,519,051 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I. FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--March 31, 1997
                         and September 30, 1996

                         Consolidated Statements of Income--Three months ended March 31, 1997 and March 31, 1996 and Six months ended March 31, 1997 and March 31, 1996

                         Consolidated Statements of Cash Flows--Six months ended March 31, 1997 and March 31, 1996

                         Notes to Consolidated Financial Statements--
                         March 31, 1997


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                            March 31     September 30
ASSETS                                        1997           1996

Current Assets
     Cash                                    $25,427        $46,056
     Accounts receivable, net                627,106        513,378
     Finance receivables, net                585,646        435,434
     Inventories                             442,110        350,774
     Prepaid expenses                        115,683         80,352
     Deferred taxes                           96,008         83,161
                                          ----------     ----------
     Total current assets                  1,891,980      1,509,155
                                          ----------     ----------


Investments and Long-Term Receivables         21,041         48,165

Long-Term Finance Receivables, net         1,107,672        878,324

Equipment on Operating Leases, net            95,820         95,043

Property and Equipment, at cost              394,840        358,234
     Less accumulated depreciation           205,367        169,416
                                          ----------     ----------
                                             189,473        188,818
                                          ----------     ----------

Other Assets
     Goodwill                              1,274,155      1,087,210
     Miscellaneous                           142,085         88,679
                                          ----------     ----------
                                           1,416,240      1,175,889
                                          ----------     ----------

Net Assets of Discontinued Operations                     1,489,201
                                          ----------     ----------

                                          $4,722,226     $5,384,595
                                          ==========     ==========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )


                                                                   March 31       September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997             1996
Current Liabilities
    Current portion of long-term debt                               $58,637          $62,697
    Current portion of long-term debt, finance subsidiaries         393,000          314,000
    Notes payable                                                    56,934          186,462
    Trade accounts payable                                          202,415          123,571
    Accrued salaries, wages and commissions                          86,752          101,632
    Deferred revenues                                               204,624          200,225
    Other accrued expenses                                          286,529          269,400
                                                                -----------      -----------
    Total current liabilities                                     1,288,891        1,257,987
                                                                -----------      -----------

Long-Term Debt                                                      500,460          721,923

Long-Term Debt, Finance Subsidiaries                              1,085,714          813,026

Deferred Taxes                                                      231,308          191,272

Other long term liabilities                                         127,784          144,883


Shareholders' Equity
    Series BB conversion preferred stock, no par value:
        3,877 depositary shares issued and outstanding              290,170          290,170
    Common stock, no par value:
        Authorized 300,000 shares
        Issued 3/97 -135,684 shares; 9/96 - 131,930 shares          670,687        1,305,413
    Retained earnings                                               534,329          701,771
    Foreign currency translation adjustment                          (2,090)         (25,187)
    Cost of common shares in treasury: 3/97 - 114 shares;
        9/96 - 374 shares                                            (5,027)         (16,663)
                                                                -----------      -----------
                                                                  1,488,069        2,255,504
                                                                -----------      -----------

                                                                 $4,722,226       $5,384,595
                                                                ===========      ===========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                         Three Months Ended                Six Months Ended
                                                               March 31                        March 31
                                                        1997             1996            1997            1996
Revenues
Net sales                                             $744,552         $585,006      $1,383,380      $1,100,018
Service and rentals                                    480,293          394,719         934,153         748,491
Finance income                                          53,015           35,636         100,761          67,431
                                                   -----------      -----------     -----------     -----------
                                                     1,277,860        1,015,361       2,418,294       1,915,940
                                                   -----------      -----------     -----------     -----------

Costs and Expenses
Cost of goods sold                                     469,792          393,906         874,726         727,132
Service and rental costs                               239,343          188,402         455,450         357,737
Finance interest expense                                23,370           15,930          43,381          30,739
Selling and administrative                             442,451          336,101         846,078         649,945
Transformation costs                                    61,190            5,613          75,533           6,303
                                                   -----------      -----------     -----------     -----------
                                                     1,236,146          939,952       2,295,168       1,771,856
                                                   -----------      -----------     -----------     -----------

Operating income                                        41,714           75,409         123,126         144,084
Interest expense                                        11,605            9,167          19,806          16,507
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before taxes
    and extraordinary loss                              30,109           66,242         103,320         127,577
Taxes on income                                         15,494           25,756          44,046          50,154
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before
     extraordinary loss                                 14,615           40,486          59,274          77,423

Discontinued operations                                                  28,631          20,151          54,860
                                                   -----------      -----------     -----------     -----------
Income before extraordinary loss                        14,615           69,117          79,425         132,283
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                                        (12,156)
                                                   -----------      -----------     -----------     -----------
Net Income                                              14,615           69,117          67,269         132,283
Less:  Preferred Dividends                               4,885            4,885           9,770          12,549
                                                   -----------      -----------     -----------     -----------
Available to Common Shareholders                        $9,730          $64,232         $57,499        $119,734
                                                   ===========      ===========     ===========     ===========

Earnings (Loss) Per Share (1)
Continuing Operations                                    $0.07            $0.28           $0.37           $0.53
Discontinued Operations                                                   $0.22           $0.15           $0.44
Extraordinary loss                                                                       $(0.09)
                                                   -----------      -----------     -----------     -----------
                                                         $0.07            $0.50           $0.43           $0.97
                                                   ===========      ===========     ===========     ===========

(1)  See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Six Months Ended
                                                                                 March 31
                                                                             1997          1996
Operating Activities
    Income from continuing operations before extraordinary loss            $59,274        $77,423
    Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash
        provided by operating activities of continuing operations
           Depreciation                                                     50,418         34,146
           Amortization                                                     22,730         15,672
           Provisions for losses on accounts receivable                     11,339          8,102
           Provision for deferred taxes                                     30,000
           Writeoff of assets related to transformation                     23,311
           Changes in  operating  assets and  liabilities, net
              of effects from acquisitions and divestitures:
                 Increase in accounts receivable                           (82,394)       (53,141)
                 Increase in inventories                                   (81,428)       (39,020)
                 Increase in prepaid expenses                              (34,154)       (47,958)
                 Increase in accounts payable, deferred
                     revenues and accrued expenses                          47,907         84,805
           Miscellaneous                                                     1,374         (1,434)
                                                                         ---------      ---------
Net cash provided by operating activities of continuing operations          48,377         78,595
Net cash provided by operating activities of
    discontinued operations                                                 24,174         63,399
                                                                         ---------      ---------
Net cash provided by operating activities                                   72,551        141,994

Investing activities
    Proceeds from the sale of property and equipment                        19,106         16,477
    Payments received on long term receivables                               4,999          3,748
    Payments made on deferred liabilities                                  (13,442)
    Cost of companies acquired, net of cash acquired                       (99,856)       (62,814)
    Expenditures for property and equipment                                (77,376)       (54,805)
    Purchase of miscellaneous assets                                        (9,509)       (11,289)
    Finance subsidiaries receivables - additions                          (741,735)      (431,671)
    Finance subsidiaries receivables - collections                         303,913        173,381
                                                                         ---------      ---------
Net cash used in investing activities of continuing operations            (613,900)      (366,973)
Net cash used in investing activities of discontinued operations           (38,058)      (165,931)
                                                                         ---------      ---------
Net cash used in investing activities                                     (651,958)      (532,904)

Financing activities
    Payments of short-term borrowings, net                                (131,380)       (72,977)
    Proceeds from issuance of long-term debt                                39,878        433,630
    Proceeds from option exercises and sale of treasury shares              33,134         34,690
    Proceeds from sale of finance subsidiaries lease receivables            51,407         26,454
    Proceeds from (payments to) discontinued operations                    553,183       (142,952)
    Long-term debt repayments                                             (316,784)       (81,321)
    Finance subsidiaries debt - additions                                  427,688        254,800
    Finance subsidiaries debt - repayments                                 (76,000)       (74,402)
    Dividends paid                                                         (33,815)       (45,700)
    Purchase of treasury shares                                             (2,415)       (53,141)
                                                                         ---------      ---------
Net cash provided by financing activities of continuing operations         544,896        279,081
Net cash provided by financing activities of discontinued operations        13,882        102,532
                                                                         ---------      ---------
Net cash provided by financing activities                                  558,778        381,613
                                                                         ---------      ---------

Net decrease in cash                                                       (20,629)        (9,297)
Cash at beginning of year                                                   46,056         66,413
                                                                         ---------      ---------
Cash at end of period                                                      $25,427        $57,116
                                                                         =========      =========

See notes to consolidated financial statements

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note 1:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996. Certain prior year amounts have been reclassified to conform with the current year presentation. As a result of the spin-off of Unisource as discussed in Note 3, prior period amounts have been restated.


Note 2:  Debt

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

         The results of discontinued operations, included in the Company's results of operations through December 31, 1996, are as follows (in thousands):

                             Three Months Ended       Six Months Ended
                                    March 31              March 31
                                     1996           1997            1996
          Revenues                $1,746,821     $1,728,533     $3,462,986
                                  ==========     ==========     ==========

          Income before taxes        $47,113        $34,743        $90,395
          Tax expense                 18,482         14,592         35,535
                                  ----------     ----------     ----------
          Net income                 $28,631        $20,151        $54,860
                                  ==========     ==========     ==========

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1997


Note 3: Discontinued Operations and Spin-off (Continued)

         The net carrying value at September 30, 1996 of the assets to be distributed to shareholders consisted of (in thousands):


          Working capital                               $750,792
          Net property and equipment                     224,168
          Other assets                                   637,062
          Long-term debt and other liabilities          (122,821)
                                                     -----------
          Unisource equity and intercompany debt      $1,489,201
                                                     ===========

         In December 1996, Unisource repaid $553.5 million of intercompany debt outstanding with the Company and the Unisource stock was distributed to Alco shareholders. Equity of the Company was reduced by $952.3 million, which was the equity of Unisource at December 31, 1996.


Note 4:  Extraordinary Loss on Early Extinguishment of Debt

         On December 2, 1996, Unisource borrowed under its new credit facility to repay $553.5 million of intercompany debt with the Company. The Company prepaid debt in the amount of $514 million from these funds. Early repayment of this debt resulted in certain prepayment penalties. Total prepayment penalties of $18.7 million and related tax benefits of $6.5 million are reflected as an extraordinary loss on early extinguishment of debt on the Statement of Income for the six months ended March 31, 1997.


Note 5:  Name Change

         At their annual meeting on January 23, 1997, the shareholders voted to change the name of the Company from Alco Standard Corporation to IKON Office Solutions, Inc., the name previously used by Alco's remaining operating unit. The name change was effective immediately and the Company's ticker symbol was changed from ASN to IKN effective January 27, 1997.


Note 6:  Transformation Costs

         At the end of fiscal 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. In March 1997, the Company announced that it was accelerating the transformation program. As a result, the Company began to separately disclose these costs as a component of operating expenses on the Statement of Income. The Company expects to complete the transformation program by the end of fiscal 1998. The transformation involves a variety of activities which the company believes will significantly lower administrative costs and improve margins. These activities include consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and creating marketplace-focused field operations with greater attention to customer sales and services. Costs charged to transformation expense relate principally to the write off of the abandoned SAP computer platform, severance and other employee related costs, costs related to consultants assisting with the transformation, facility consolidation costs, including lease buyouts and write-offs of leasehold improvements, and costs incurred in connection with the adoption of the IKON name worldwide.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

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

                    Three and Six Months Ended March 31, 1997
           Compared with the Three and Six Months Ended March 31, 1996

         Revenues  and  income   before   taxes  for  the  second   quarter  and
year-to-date of fiscal 1997 compared to the second quarter and year-to-date of fiscal 1996 were as follows:

                                             Three Months Ended                         Six Months Ended
                                                  March 31               %                March  31          %
                                               1997        1996        Change         1997       1996         Change
(in millions)
REVENUES                                     $1,278      $1,015        25.9%        $2,418     $1,916       26.2%
                                             ======      ======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                      $102.9       $81.0        27.0%        $198.6     $150.4       32.0%
Transformation costs                          (61.2)       (5.6)                     (75.5)      (6.3)
                                              ------      -----                     ------     ------
      Operating income                         41.7        75.4                      123.1      144.1
Interest expense                              (11.6)       (9.2)                     (19.8)     (16.5)
                                              ------      -----                     ------     ------
                                              $30.1       $66.2       (54.5%)       $103.3     $127.6      (19.0%)
                                              =====       =====                     ======     ======


SECOND QUARTER:
         The Company's second quarter revenues increased $263 million, or 25.9% over the second quarter of fiscal 1996, of which $147 million relates to current and prior year acquisitions and $116 million to base companies' internal growth. The Company's internal revenue growth was 11.5% in the second quarter of fiscal 1997. The results reflect a very strong performance from the Company's traditional copier business in North America, despite a temporary shortage in high-end and color copiers and printers from suppliers, net of revenue declines in the U.K. Revenues from the Company's operations outside the U.S. were $167 million for the second quarter of fiscal 1997 compared to $134 million for the same period of the prior fiscal year. The Company's European operations accounted for $1 million of the increase, which consisted of revenue declines in IKON U.K. of $17 million offset by revenue increases in other European operations, while Canadian revenues increased $29 million as a result of acquisitions and internal growth in base companies. A fiscal 1996 Mexican acquisition added $3 million of revenue to the second quarter of fiscal 1997. U.K. operations are continuing to recover from an abrupt and untested consolidation which began in October 1996. Since then, management changes were made, the organization is being rebuilt, and the Company expects the U.K. to return to previous run rates within the next 12 months.

         The Company's operating income decreased by $33.7 million compared to the prior year's quarter. However, excluding transformation costs, operating income increased 27.0% to $102.9 million from $81.0 million in the prior year. Finance subsidiaries contributed 13.5% of the Company's operating income before transformation costs in the second quarter of fiscal 1997 compared to 11.1% in the second quarter of fiscal 1996. The Company's operating margins were 3.3% in the second quarter of fiscal 1997, compared to 7.4% in fiscal 1996. Excluding transformation costs, the Company's operating margins were 8.1% in the second quarter of fiscal 1997, compared to 8.0% in the second quarter of fiscal 1996.

         Costs associated with the Company's transformation program, announced the end of fiscal 1995, increased significantly in the second quarter of fiscal 1997. Due to the significance of these costs in the second quarter, and the fact that these costs will be incurred through fiscal 1998, when the transformation program is expected to be completed, the Company began this quarter to separately disclose these costs as a component of operating expenses on the Statement of Income. The increase of $55.6 million in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, was primarily the result of the write-off of costs associated with the SAP computer platform that was abandoned during the quarter ($25 million), employee severance agreements ($6 million), outside consultants ($1 million), temporary labor ($3 million), facility consolidations ($6 million) and costs incurred in connection with the adoption of the IKON name worldwide ($9 million).

         Operating income from foreign operations was $12.1 million for the three months ended March 31, 1997, down $2.2 million from the prior year's quarter. European operations posted a $4.3 million decline in operating income in the second quarter, relating primarily to revenue declines in the U.K. as a result of its consolidation which began in October 1996, while Canadian operating income increased $2.2 million and the Mexican operation reported a $.1 million operating loss for the second quarter of fiscal 1997. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996.


SIX MONTHS:
         The Company's six month revenues increased $502 million, or 26.2% over the first six months of fiscal 1996, of which $254 million relates to current and prior year acquisitions and $248 million to base companies' internal growth. The Company's internal revenue growth was 13% in the first half of fiscal 1997. The results reflect a very strong performance from the Company's traditional copier business in North America with substantial growth in both equipment placements and copy volume, net of revenue declines in the U.K. Revenues from the Company's operations outside the U.S. were $314 million for the first six months of fiscal 1997 compared to $258 million for the same period of the prior fiscal year. The Company's European operations accounted for $3 million of the increase, which consisted of revenue declines in IKON U.K. of $29 million offset by revenue increases in other European operations, while Canadian revenues increased $47 million as a result of acquisitions and internal growth in base companies and the fiscal 1996 Mexican acquisition added $6 million of revenue to the second quarter of fiscal 1997.

         Transformation costs increased $69.2 million for the six months ended March 31, 1997 compared to the prior year and was primarily due to the write-off of costs associated with the SAP computer platform that was abandoned during the second quarter ($28 million), employee severance agreements ($7 million), outside consultants ($2 million), temporary labor ($6 million), facility consolidations ($7 million) and costs incurred in connection with the adoption of the IKON name worldwide ($10 million).

         The Company's operating income decreased by $21.0 million compared to the prior year's first half. Excluding transformation costs, operating income increased 32% in the first half of fiscal 1997 to $198.6 million from $150.4 million in the first half of fiscal 1996. Finance subsidiaries contributed 14.3% of the Company's operating income in the first half of fiscal 1997 compared to 11.6% in the first half of fiscal 1996. The Company's operating margins were 5.1% in the first six months of fiscal 1997, compared to 7.5% in fiscal 1996. Excluding transformation costs, operating margins were 8.2% for the first six months of fiscal 1997 compared to 7.8% in the first six months of fiscal 1996.

         Operating income from foreign operations was $22.1 million for the six months ended March 31, 1997, down $3.8 million from the prior year's first half. European operations posted a $7.0 million decline in operating income in the first six months of fiscal 1997, relating primarily to revenue declines in the U.K. as a result of its consolidation which began in October 1996, while Canadian operating income increased $3.2 million. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.


Acquisitions
         In the  second  quarter  of  fiscal  1997,  the  Company  completed  24 acquisitions, bringing total year-to-date acquisitions to 47. Of the 24 companies acquired, nine were systems integration companies, six were outsourcing and imaging companies and nine were traditional copier companies. This year, as part of its total solutions strategy, IKON has emphasized the acquisition of systems integration and outsourcing companies to build its capabilities in these areas.

Other
         Interest expense increased $2.4 million in the second quarter of fiscal 1997, and $3.3 million year-to-date. The increased expense is due to higher debt levels in fiscal 1997 when adjusted for the Unisource intercompany debt repayment made in December 1996.

         Income before taxes decreased by $36.1 million in the second quarter and $24.3 million year-to-date over the prior year, primarily reflecting the combined result of internal growth from base companies, along with earnings contributed by acquisitions, net of increased transformation and interest costs. The effective income tax rate year-to-date is 42.6% compared with 39.3% for the comparative period in fiscal 1996.

         The Company recorded an extraordinary charge of $12.2 million after tax in the first quarter of fiscal 1997 relating to its early extinguishment of certain corporate debt. The Company used the proceeds of a December 2, 1996 $553.5 million intercompany debt repayment from its discontinued operation, Unisource, to prepay $514 million of corporate debt. The pretax charge of $18.7 million is primarily for prepayment penalties and has a related tax benefit of $6.5 million.

         Earnings per share from continuing operations decreased from $.28 per share for the second quarter of fiscal 1996 to $.07 per share for the second quarter of fiscal 1997. Excluding transformation costs, earnings per share from continuing operations would have increased 19.4% from $.31 per share for the second quarter of fiscal 1996 to $.37 per share in the second quarter of fiscal 1997. Including discontinued operations, earnings per share of the Company were $.50 for the second quarter ended March 31, 1996. Year-to-date, earnings per share from continuing operations, excluding the extraordinary charge, decreased from $.53 per share for the first six months of fiscal 1996 to $.37 per share for the first six months of fiscal 1997. Excluding transformation costs, earnings per share from continuing operations would have increased 30.4% from $.56 per share for the first six months of fiscal 1996 to $.73 per share for the first six months of fiscal 1997. Including the loss per share of $.09 on the extraordinary charge and the earnings per share of $.15 on discontinued operations, earnings per share of the Company were $.43 for the six months ended March 31, 1997 compared to $.97 (which includes $.44 for discontinued operations) for the six months ended March 31, 1996.

         Weighted average shares of 136.3 million for the quarter ended March 31, 1997 were 7.8 million shares greater than the 128.5 million for the quarter ended March 31, 1996, primarily the result of acquisitions for stock (6.0 million weighted average shares).

                        Financial Condition and Liquidity

         Net cash provided by operating activities of continuing operations for the first six months of fiscal 1997 was $48 million. During the same period, the Company used $614 million in cash for investing activities, which included finance subsidiary activity of $438 million, acquisition activity at a cash cost of $100 million and capital expenditures of $77 million. Investing activities were funded through cash flow from operations and financing activities. Cash provided by financing activities included $553 million of intercompany debt repaid by Unisource which was used primarily to prepay corporate debt of the Company and $352 million of additional funding for finance subsidiaries. Debt, excluding finance subsidiaries, was $616 million at March 31, 1997, a decrease of $355 million from the continuing operations debt balance at September 30, 1996 of $971 million. The debt to capital ratio was 29.3% at March 31, 1997 compared to 31.4% at September 30, 1996 and 29.8% at December 31, 1996.

         On December 16, 1996, the Company entered into a credit agreement with several banks under which it may borrow up to $400 million. This credit facility replaces a $500 million credit facility which was due to expire December 1999 and a $100 million credit facility which was canceled on December 2, 1996. The reduced credit commitment reflects the spin-off of the Unisource business which was effective December 31, 1996. As of March 31, 1997, borrowings under this agreement totaled $47.3 million, leaving $352.7 million available. The Company also has $450 million available for either stock or debt offerings under its shelf registration statement filed November 1995.

         Finance subsidiaries debt grew by $352 million from September 30, 1996, a result of increased leasing activity. During the six months ended March 31, 1997, IKON Capital issued an additional $385.5 million under its $1.5 billion medium term notes program which began in July 1994. At March 31, 1997, $1.3 billion of medium term notes were outstanding with a weighted interest rate of 6.7%, leaving $115 million available under this program. IKON Capital intends to file a new shelf registration in May 1997 for $2 billion of medium term notes. The new registration statement will have essentially the same provisions as the existing program. Under its $275 million asset securitization program, IKON Capital sold $51.4 million in direct financing leases during the first half of fiscal 1997, replacing those leases liquidated and leaving the amount of contracts sold unchanged.

         The Company filed shelf registrations for 10 million shares of common stock in January 1996 and 5 million shares of common stock in March 1996. Shares issued under these registration statements are being used for acquisitions. Approximately 11 million shares have been issued under these shelf registrations through March 31, 1997. A new shelf registration was filed on April 10, 1997 for an additional 10 million shares to be used for acquisitions.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and costs associated with the Company's transformation program. The Company estimates the total remaining costs of its transformation program to be from $105 million to $140 million, excluding capital costs of $90 million to $100 million.

                           Forward-looking Information

         This document contains, and other materials filed or to be filed by the Company with the Commission which are incorporated by reference herein, as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Exchange Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditures and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing an aggressive program to acquire and integrate new companies, including companies with technical services and products that are relatively new to the Company, and also including companies outside the U.S., which present additional risks relating to international operations; risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues associated with a large-scale transformation project; debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On January 23, 1997, the Company held its annual meeting of shareholders, at which seven directors were elected to hold office until election of their successors. The shareholders also voted on a proposal to amend the Amended Articles of Incorporation of the Company to change the name of the Company from Alco Standard Corporation to IKON Office Solutions, Inc.

     The following sets forth the tabulation of votes with respect to the above proposals:

Proposals to Elect Directors            For             Withheld
James R Birle                       112,874,379         305,737
Kurt E. Dunkelacker                 112,846,880         333,237
William F. Drake, Jr                112,874,775         305,341
Frederick S. Hammer                 112,861,193         318,923
Barbara B. Hauptfuhrer              112,853,540         326,576
Richard A. Jalkut                   111,957,192       1,222,925
John E. Stuart                      112,810,011         370,105

                                        For            Against        Abstain
Proposal to Amend Articles
of Incorporation to Change Name:     111,377,627       680,696       1,121,793

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

               On April 18, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the earnings for the fiscal quarter ended March 31, 1997 and the announcement of certain management changes, and the announcement that it may repurchase from time to time as much as 5 percent of its outstanding shares in open market transactions.

               On April 23, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, a Press Release stating that it was unaware of any reason its stock, which recently had traded down sharply, should be under pressure. The Press Release also stated that IKON's business is strong and that the Company knows of no material developments concerning its business or financial statements which have not been publicly disclosed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                        IKON OFFICE SOLUTIONS, INC.


Date  May 15, 1997                      /s/ Michael J. Dillon
      ------------                      ---------------------
                                        Michael J. Dillon
                                        Vice President and Controller
                                       (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number


         (11)       Computation of Earnings per Share

         (27)       Financial Data Schedule.