Form 10-Q
period 1997-06-30
IKON OFFICE SOLUTIONS INC
filed 1997-08-12
CIK 3370

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

Commission file number     1-5964


                           IKON OFFICE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


           OHIO                                          23-0334400
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


                P. O. Box 834, Valley Forge, Pennsylvania 19482
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

Common Stock, no par value                               132,830,027 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--June 30, 1997
                         and September 30, 1996

                         Consolidated Statements of Income--Three months ended June 30, 1997 and June 30, 1996 and Nine months ended June 30, 1997 and June 30, 1996

                         Consolidated Statements of Cash Flows--Nine months ended June 30, 1997 and June 30, 1996

                         Notes to Consolidated Financial Statements--
                         June 30, 1997


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

PART II.  OTHER INFORMATION

    Item 6.              Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                 June 30     September 30
ASSETS                                                            1997            1996
          Current Assets
               Cash                                              $24,664        $46,056
               Accounts receivable, net                          722,843        513,378
               Finance receivables, net                          618,579        435,434
               Inventories                                       468,448        350,774
               Prepaid expenses                                  113,068         80,352
               Deferred taxes                                     96,133         83,161
                                                              ----------     ----------
               Total current assets                            2,043,735      1,509,155
                                                              ----------     ----------


          Investments and Long-Term Receivables                   21,167         48,165

          Long-Term Finance Receivables, net                   1,220,914        878,324

          Equipment on Operating Leases, net                      97,630         95,043

          Property and Equipment, at cost                        416,500        358,234
               Less accumulated depreciation                     207,624        169,416
                                                              ----------     ----------
                                                                 208,876        188,818
                                                              ----------     ----------

          Other Assets
               Goodwill                                        1,319,058      1,087,210
               Miscellaneous                                     144,838         88,679
                                                              ----------     ----------
                                                               1,463,896      1,175,889
                                                              ----------     ----------

          Net Assets of Discontinued Operations                               1,489,201
                                                              ----------     ----------

                                                              $5,056,218     $5,384,595
                                                              ==========     ==========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                   June 30         September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997              1996
Current Liabilities
    Current portion of long-term debt                               $58,784          $62,697
    Current portion of long-term debt, finance subsidiaries         375,737          314,000
    Notes payable                                                   273,532          186,462
    Trade accounts payable                                          189,502          123,571
    Accrued salaries, wages and commissions                         100,051          101,632
    Deferred revenues                                               205,580          200,225
    Other accrued expenses                                          242,922          269,400
                                                                -----------      -----------
    Total current liabilities                                     1,446,108        1,257,987
                                                                -----------      -----------

Long-Term Debt                                                      491,293          721,923

Long-Term Debt, Finance Subsidiaries                              1,289,504          813,026

Deferred Taxes                                                      259,278          191,272

Other Long-Term Liabilities                                         132,315          144,883


Shareholders' Equity
    Series BB conversion preferred stock, no par value:
        3,877 depositary shares issued and outstanding              290,170          290,170
    Common stock, no par value:
        Authorized 300,000 shares
        Issued 6/97 -135,705 shares; 9/96 - 131,930 shares          670,908        1,305,413
    Retained earnings                                               559,986          701,771
    Foreign currency translation adjustment                          (2,135)         (25,187)
    Cost of common shares in treasury: 6/97 - 3,230 shares;
        9/96 - 374 shares                                           (81,209)         (16,663)
                                                                -----------      -----------
                                                                  1,437,720        2,255,504
                                                                -----------      -----------

                                                                 $5,056,218       $5,384,595
                                                                ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                        Three Months Ended                Nine Months Ended
                                                              June 30                          June 30
                                                       1997              1996           1997             1996
Revenues
Net sales                                             $751,481         $615,245      $2,134,861      $1,715,263
Service and rentals                                    505,375          403,794       1,439,528       1,152,285
Finance income                                          59,450           40,086         160,211         107,517
                                                   -----------      -----------     -----------     -----------
                                                     1,316,306        1,059,125       3,734,600       2,975,065
                                                   -----------      -----------     -----------     -----------

Costs and Expenses
Cost of goods sold                                     475,897          387,266       1,350,623       1,114,398
Service and rental costs                               251,838          194,553         707,288         552,290
Finance interest expense                                26,350           17,334          69,731          48,073
Selling and administrative                             474,541          372,148       1,320,619       1,022,093
Transformation costs                                    22,961            5,628          98,494          11,931
                                                   -----------      -----------     -----------     -----------
                                                     1,251,587          976,929       3,546,755       2,748,785
                                                   -----------      -----------     -----------     -----------

Operating income                                        64,719           82,196         187,845         226,280
Interest expense                                        12,089            9,435          31,895          25,942
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before taxes
    and extraordinary loss                              52,630           72,761         155,950         200,338
Taxes on income                                         22,502           29,105          66,548          79,259
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before
     extraordinary loss                                 30,128           43,656          89,402         121,079

Discontinued operations                                                 (20,143)         20,151          34,717
                                                   -----------      -----------     -----------     -----------
Income before extraordinary loss                        30,128           23,513         109,553         155,796
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                                        (12,156)
                                                   -----------      -----------     -----------     -----------

Net Income                                              30,128           23,513          97,397         155,796
Less:  Preferred Dividends                               4,885            4,885          14,655          17,434
                                                   -----------      -----------     -----------     -----------
Available to Common Shareholders                       $25,243          $18,628         $82,742        $138,362
                                                   ===========      ===========     ===========     ===========

Earnings (Loss) Per Share (1)
Continuing Operations                                    $0.19            $0.30           $0.56           $0.82
Discontinued Operations                                                  $(0.16)          $0.15           $0.28
Extraordinary loss                                                                       $(0.09)
                                                   -----------      -----------     -----------     -----------
                                                         $0.19            $0.14           $0.62           $1.10
                                                   ===========      ===========     ===========     ===========



(1)  See Exhibit 11 for computation of earnings per share.

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Nine Months Ended
                                                                                     June 30
                                                                              1997             1996
Operating Activities
    Income from continuing operations before extraordinary loss              $89,402         $121,079
    Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash
        provided by operating activities of continuing operations
           Depreciation                                                       77,335           58,775
           Amortization                                                       34,737           23,571
           Provisions for losses on accounts receivable                       18,385           12,594
           Provision for deferred taxes                                       58,000           50,817
           Writeoff of assets related to transformation                       24,183
           Changes in  operating  assets and  liabilities,  net
              of effects  from acquisitions and divestitures:
                 Increase in accounts receivable                            (175,078)         (70,670)
                 Increase in inventories                                    (105,960)         (44,473)
                 Increase in prepaid expenses                                (34,241)         (61,528)
                 Increase in accounts payable, deferred
                     revenues and accrued expenses                             7,162           68,869
           Miscellaneous                                                      10,453           (3,782)
                                                                         -----------      -----------
Net cash provided by operating activities of continuing operations             4,378          155,252
Net cash provided by operating activities of
    discontinued operations                                                   24,174          132,965
                                                                         -----------      -----------
Net cash provided by operating activities                                     28,552          288,217

Investing activities
    Proceeds from the sale of property and equipment                          25,878           29,163
    Payments made on long-term liabilities                                   (19,501)
    Cost of companies acquired, net of cash acquired                        (128,772)        (123,733)
    Expenditures for property and equipment                                 (128,630)         (85,782)
    Purchase of miscellaneous assets                                         (10,585)         (15,891)
    Finance subsidiaries receivables - additions                          (1,092,435)        (691,842)
    Finance subsidiaries receivables - collections                           477,994          282,967
                                                                         -----------      -----------
Net cash used in investing activities of continuing operations              (876,051)        (605,118)
Net cash used in investing activities of discontinued operations             (38,058)        (237,241)
                                                                         -----------      -----------
Net cash used in investing activities                                       (914,109)        (842,359)

Financing activities
    Proceeds from short-term borrowings, net                                  84,210            5,023
    Proceeds from issuance of long-term debt                                  36,662          429,522
    Proceeds from option exercises and sale of treasury shares                39,348           46,053
    Proceeds from sale of finance subsidiaries lease receivables              77,251           39,571
    Proceeds from (payments to) discontinued operations                      553,700         (152,427)
    Long-term debt repayments                                               (322,971)        (100,473)
    Finance subsidiaries debt - additions                                    697,215          439,743
    Finance subsidiaries debt - repayments                                  (159,000)        (121,232)
    Dividends paid                                                           (43,978)         (68,630)
    Purchase of treasury shares                                             (112,154)         (59,512)
                                                                         -----------      -----------
Net cash provided by financing activities of continuing operations           850,283          457,638
Net cash provided by financing activities of discontinued operations          13,882          104,276
                                                                         -----------      -----------
Net cash provided by financing activities                                    864,165          561,914
                                                                         -----------      -----------

Net (decrease) increase in cash                                              (21,392)           7,772
Cash at beginning of year                                                     46,056           66,413
                                                                         -----------      -----------
Cash at end of period                                                        $24,664          $74,185
                                                                         ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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


Note 3: Discontinued Operations and Spin-off

         On June 19, 1996, the Company announced that it would separate Unisource Worldwide, Inc. ("Unisource"), its printing and imaging and supply systems distribution business from IKON Office Solutions, Inc. ("IKON"), its office solutions business, with each business operating as a stand-alone, publicly traded company. In order to effect the separation of these businesses, the Company declared a dividend payable to holders of record of Alco common stock at the close of business on December 13, 1996 of one share of common stock, $.001 par value, of Unisource for every two shares of Alco stock owned on December 13, 1996. The distribution resulted in 100% of the outstanding shares of Unisource common stock being distributed to Alco shareholders by December 31, 1996. The Company has accounted for Unisource as a discontinued operation for all periods presented in these financial statements. The Company recorded a charge against earnings of $50 million in the third quarter of fiscal 1996 for restructuring activities at Unisource. In addition, an $18 million charge against earnings was recorded in the third quarter of fiscal 1996 for costs associated with the disposition of Unisource consisting primarily of investment banking fees, legal and accounting fees, filing fees and employee termination costs directly related to the spin-off. Prior year amounts have also been restated to reflect the allocation of corporate interest and other corporate expenses to the discontinued operations of the Company.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1997

Note 3: Discontinued Operations and Spin-off (Continued)

         The results of discontinued operations, included in the Company's results of operations through December 31, 1996, are as follows (in thousands):

                              Three Months Ended        Nine Months Ended
                                   June 30                  June 30
                                    1996              1997           1996

Revenues                         $1,748,732       $1,728,533      $5,211,718
                                ===========      ===========     ===========

Income (loss) before taxes
  (including $50 million
   restructuring charge and
   $18 million disposition
   charge in 1996)                 $(23,821)         $34,743         $66,574
Tax expense (benefit)                (3,678)          14,592          31,857
                                -----------      -----------     -----------
Net income  (loss)                 $(20,143)         $20,151         $34,717
                                ===========      ===========     ===========

         The unusual effective tax rates of 15.4% and 47.9% for the three months and nine months ended June 30, 1996, respectively, result primarily from the impact of certain nondeductible components of the disposition charge. Absent such impact, the estimated effective tax rate for Unisource was approximately 39.5%.

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


Note 4:  Extraordinary Loss on Early Extinguishment of Debt

         On December 2, 1996, Unisource borrowed under its new credit facility to repay $553.5 million of intercompany debt with the Company. The Company prepaid debt in the amount of $514 million from these funds. Early repayment of this debt resulted in certain prepayment penalties. Total prepayment penalties of $18.7 million and related tax benefits of $6.5 million are reflected as an extraordinary loss on early extinguishment of debt on the Statement of Income for the nine months ended June 30, 1997.


Note 5:  Name Change

         At their annual meeting on January 23, 1997, the shareholders voted to change the name of the Company from Alco Standard Corporation to IKON Office Solutions, Inc., the name previously used by Alco's remaining operating unit. The name change was effective immediately and the Company's ticker symbol was changed from ASN to IKN effective January 27, 1997.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1997


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


Note 7:  Pending Accounting Change

         In February 1997, the FASB issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the standards for computing earnings per share (EPS). It replaces the presentation of primary EPS with the presentation of basic and diluted EPS. It also requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. The Company does not believe the effect of adoption will be material on EPS previously presented.

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

                    Three and Nine Months Ended June 30, 1997
           Compared with the Three and Nine Months Ended June 30, 1996

         Revenues and income before taxes for the third quarter and year-to-date of fiscal 1997 compared to the third quarter and year-to-date of fiscal 1996 were as follows:

                                                   Three Months Ended                    Nine Months Ended
                                                        June 30         %                    June  30          %
                                               1997        1996        Change         1997       1996         Change
(in millions)
REVENUES                                     $1,316      $1,059        24.3%        $3,735     $2,975       25.5%
                                             ======      ======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                       $87.7       $87.8        (0.1%)       $286.3     $238.2       20.2%
Transformation costs                          (23.0)       (5.6)                     (98.5)     (11.9)
                                              ------       -----                     -----      -----
      Operating income                         64.7        82.2                      187.8      226.3
Interest expense                              (12.1)       (9.4)                     (31.9)     (26.0)
                                              ------       -----                     -----      -----
                                              $52.6       $72.8       (27.7%)       $155.9     $200.3      (22.2%)
                                              =====       =====                     ======     ======


THIRD QUARTER:
         The Company's third quarter revenues increased $257 million, or 24.3% over the third quarter of fiscal 1996, of which $153 million relates to current and prior year acquisitions and $104 million to base companies' internal growth. The Company's worldwide internal revenue growth was 10% in the third quarter of fiscal 1997 compared to 12% in the second quarter of fiscal 1997. The internal revenue growth rate was lower than expected as a result of short-term issues related to the acceleration of the Company's transformation initiative and its impact on operations both in the U.S. and U.K. Revenues from the Company's operations outside the U.S. were $169 million for the third quarter of fiscal 1997 compared to $135 million for the same period of the prior fiscal year. The Company's European operations accounted for $6 million of the increase, which consisted of revenue declines in the U.K. of $8 million offset by revenue increases in other European operations, while Canadian revenues increased $24 million as a result of acquisitions and internal growth in base companies. A fiscal 1996 Mexican acquisition added $4 million of revenue to the third quarter of fiscal 1997.

         The Company's operating income decreased by $17.5 million compared to the prior year's quarter. However, excluding transformation costs, operating income was essentially flat at $87.7 million for the third quarter of fiscal 1997 compared to $87.8 million in the prior year. Operating income for the third quarter was lower than expected due to: 1) lower sales productivity in certain copier marketplaces as a result of the transformation initiative, and 2) increased operating expenses resulting from the transformation process. Finance subsidiaries contributed 18.3% of the Company's operating income before transformation costs in the third quarter of fiscal 1997 compared to 13.3% in the third quarter of fiscal 1996. The Company's operating margins were 4.9% in the third quarter of fiscal 1997, compared to 7.8% in fiscal 1996. Excluding transformation costs, the Company's operating margins were 6.7% in the third quarter of fiscal 1997, compared to 8.3% in the third quarter of fiscal 1996.

         Costs associated with the Company's transformation program increased $17.3 million in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, primarily relating to employee severance agreements ($5 million), temporary labor ($2 million) and facility consolidations ($5 million).

         Operating income from foreign operations was $12.8 million for the three months ended June 30, 1997, down $.5 million from the prior year's quarter. European operations posted a $2.0 million decline in operating income in the third quarter, relating primarily to revenue declines in the U.K., while Canadian operating income increased $1.4 million and the Mexican operation added $.1 million of operating income in the third quarter of fiscal 1997. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996.


NINE MONTHS:
         The Company's nine month revenues increased $760 million, or 25.5% over the first nine months of fiscal 1996, of which $408 million relates to current and prior year acquisitions and $352 million to base companies' internal growth. The Company's worldwide internal revenue growth was 12% in the first nine months of fiscal 1997. Revenues from the Company's operations outside the U.S. were $483 million for the first nine months of fiscal 1997 compared to $393 million for the same period of the prior fiscal year. The Company's European operations accounted for $9 million of the increase, which consisted of revenue declines in the U.K. of $36 million offset by revenue increases in other European operations, while Canadian revenues increased $71 million as a result of acquisitions and internal growth in base companies and the fiscal 1996 Mexican acquisition added $10 million of revenue to the first nine months of fiscal 1997.

         Transformation costs increased $86.6 million for the nine months ended June 30, 1997 compared to the prior year, and was primarily due to the write-off of costs associated with the SAP computer platform that was abandoned during the second quarter ($28 million), employee severance agreements ($12 million), outside consultants ($2 million), temporary labor ($8 million), facility consolidations ($13 million) and costs incurred in connection with the adoption of the IKON name worldwide ($10 million).

         The Company's operating income decreased by $38.5 million compared to the prior year's first nine months. Excluding transformation costs, operating income increased 20.2% in the first nine months of fiscal 1997 to $286.3 million from $238.2 million in the first nine months of fiscal 1996. Finance subsidiaries contributed 15.5% of the Company's operating income before transformation costs in the first nine months of fiscal 1997 compared to 12.2% in the first nine months of fiscal 1996. The Company's operating margins were 5.0% in the first nine months of fiscal 1997, compared to 7.6% in fiscal 1996. Excluding transformation costs, operating margins were 7.7% for the first nine months of fiscal 1997 compared to 8.0% in the first nine months of fiscal 1996.

         Operating income from foreign operations was $34.9 million for the nine months ended June 30, 1997, down $4.3 million from the prior year's first nine months. European operations posted a $9.0 million decline in operating income in the first nine months of fiscal 1997, relating primarily to revenue declines in the U.K. Canadian operating income increased $4.6 million and a fourth quarter fiscal 1996 Mexican acquisition added $.1 million of operating income. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

Acquisitions
         In  the  third  quarter  of  fiscal  1997,  the  Company  completed  17 acquisitions, bringing total year-to-date acquisitions to 64. Of the 17 companies acquired, seven were outsourcing and imaging companies, four were systems integration companies and six were traditional copier companies. This year, as part of its total solutions strategy, IKON has emphasized the acquisition of systems integration and outsourcing companies to build its capabilities in these areas.

Other
         Interest expense increased $2.7 million in the third quarter of fiscal 1997, and $5.9 million year-to-date. The increased expense is due to higher debt levels in fiscal 1997 when adjusted for the Unisource intercompany debt repayment made in December 1996.

         Income before taxes decreased by $20.1 million in the third quarter and $44.4 million year-to-date over the prior year, primarily reflecting the combined result of internal growth from base companies, along with earnings contributed by acquisitions, net of increased transformation and interest costs. The effective income tax rate year-to-date is 42.7% compared with 39.6% for the comparative period in fiscal 1996.

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

         Earnings per share from continuing operations decreased from $.30 per share for the third quarter of fiscal 1996 to $.19 per share for the third quarter of fiscal 1997. Excluding transformation costs, earnings per share from continuing operations decreased 6.3% from $.32 per share for the third quarter of fiscal 1996 to $.30 per share in the third quarter of fiscal 1997. Including a loss from discontinued operations, earnings per share of the Company were $.14 for the third quarter ended June 30, 1996. Year-to-date, earnings per share from continuing operations, excluding the extraordinary charge, decreased from $.82 per share for the first nine months of fiscal 1996 to $.56 per share for the first nine months of fiscal 1997. Excluding transformation costs, earnings per share from continuing operations would have increased 17.0% from $.88 per share for the first nine months of fiscal 1996 to $1.03 per share for the first nine months of fiscal 1997. Including the loss per share of $.09 on the extraordinary charge and the earnings per share of $.15 on discontinued operations, earnings per share of the Company were $.62 for the nine months ended June 30, 1997 compared to $1.10 (which includes $.28 for discontinued operations) for the nine months ended June 30, 1996.

         Weighted average shares of 133.6 million for the quarter ended June 30, 1997 were 2.6 million shares greater than the 131.0 million for the quarter ended June 30, 1996, primarily the result of stock issued for acquisitions (6.1 million weighted average shares), net of treasury share repurchases (3.7 million weighted shares).

                        Financial Condition and Liquidity

         Net cash provided by operating activities of continuing operations for the first nine months of fiscal 1997 was $4 million, primarily the result of net income from continuing operations before the extraordinary loss, plus noncash charges to income, offset by increases in working capital. During the same period, the Company used $876 million in cash for investing activities, which included finance subsidiary activity of $614 million, acquisition activity at a cash cost of $129 million and capital expenditures of $129 million. Investing activities were funded primarily through financing activities. Cash provided by financing activities included $554 million of intercompany debt repaid by Unisource which was used primarily to prepay corporate debt of the Company and $538 million of additional net funding for finance subsidiaries. Financing activities also included $112 million use of cash for the purchase of treasury shares. Debt, excluding finance subsidiaries, was $824 million at June 30, 1997, a decrease of $147 million from the continuing operations debt balance at September 30, 1996 of $971 million. The debt to capital ratio was 36.4% at June 30, 1997 compared to 31.4% at September 30, 1996 and 29.3% at March 31, 1997.
The increased debt to capital ratio at the end of June reflects the effects of higher working capital, which the Company is currently managing to lower levels as the transformation proceeds, and the share repurchase program.

         On December 16, 1996, the Company entered into a credit agreement with several banks under which it may borrow up to $400 million. This credit facility replaces a $500 million credit facility which was due to expire December 1999 and a $100 million credit facility which was canceled on December 2, 1996. The reduced credit commitment reflects the spin-off of the Unisource business which was effective December 31, 1996. As of June 30, 1997, short-term borrowings totaled $256 million, leaving $144 million available under the $400 million credit facility. The Company also has $450 million available for either stock or debt offerings under its shelf registration statement filed November 1995.

         Finance subsidiaries debt grew by $538 million from September 30, 1996, a result of increased leasing activity. During the nine months ended June 30, 1997, IKON Capital issued an additional $632 million under its $3.5 billion medium term notes program which began in July 1994 (including the new shelf registration filed in May 1997 for $2 billion of medium term notes). At June 30, 1997, $1.5 billion of medium term notes were outstanding with a weighted interest rate of 6.7%, leaving $1.9 billion available under this program. The new registration statement has essentially the same provisions as the existing program. Under its $275 million asset securitization programs, IKON Capital sold $77.3 million in direct financing leases during the first nine months of fiscal 1997, replacing those leases liquidated and leaving the amount of contracts sold unchanged.

         The Company filed shelf registrations for 10 million shares of common stock in January 1996 and 5 million shares of common stock in March 1996. A new shelf registration was filed on April 10, 1997 for an additional 10 million shares. Shares issued under these registration statements are being used for acquisitions. Approximately 13.3 million shares have been issued under these shelf registrations through June 30, 1997, leaving 11.7 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through June 30, 1997, the Company repurchased 4.4 million common shares for $109.7 million. Approximately 2.3 million shares may still be acquired by the Company in open market transactions under this program.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and costs associated with the Company's transformation program. The Company estimates the total remaining costs of its transformation program to be from $70 million to $100 million, excluding capital costs of $90 million to $100 million. Quarterly transformation costs are expected to be in the range of $5 million to $30 million for the next five quarters.

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


               Exhibit No. (11) Computations of Earnings per Share

               Exhibit No. (27) Financial Data Schedule

         (b)   Reports on Form 8-K

               On April 18, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the earnings for the fiscal quarter ended March 31, 1997, the announcement of certain management changes, and the announcement that it may repurchase from time to time as much as 5 percent of its outstanding shares in open market transactions.

               On April 24, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, a Press Release stating that it was unaware of any reason its stock, which recently had traded down sharply, should be under pressure. The Press Release also stated that IKON's business is strong and that the Company knows of no material developments concerning its business or financial statements which have not been publicly disclosed.

               On June 19, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, a summary description of its amended Rights Agreement which was adopted as of June 18, 1997, and which amends the previous agreement that was scheduled to expire on February 10, 1998. A copy of the amended and restated Rights Agreement dated as of June 18, 1997, was filed as
               Exhibit 4.1 on Item 7(c) of the form.

               On June 25, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, a Press Release announcing that earnings for the third quarter ending June 30, 1997 would be lower than expected, due to short-term issues related to the acceleration of its business transformation process.

               On July 17, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the earnings for the fiscal quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                         IKON OFFICE SOLUTIONS, INC.


Date  August 12, 1997                    /s/ Michael J. Dillon
                                         Michael J. Dillon
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number


         (11)       Computations of Earnings per Share

         (27)       Financial Data Schedule