Form 10-K
period 1997-09-30
IKON OFFICE SOLUTIONS INC
filed 1997-12-24
CIK 3370

                          IKON Office Solutions, Inc.
                                 SEC FORM 10-K
                               SEPTEMBER 30, 1997

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 24, 1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
  (Mark One)
  [X] Annual]report pursuant in Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended September 30, 1997 or

  [_] Transition]report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from     to    .

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


Series BB Conversion Preferred Stock (Depositary Shares)New York Stock
Exchange

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
YES  X  NO
   ----   ----
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 19, 1997 WAS APPROXIMATELY $3,490,314,157 BASED UPON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE OF $26.4375 PER COMMON SHARE AND $64.25 PER DEPOSITARY SHARE OF SERIES BB CONVERSION PREFERRED STOCK ON DECEMBER 19, 1997. FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT AND THE TRUSTEES OF THE REGISTRANT'S PENSION PLAN AND STOCK PURCHASE PLANS WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF DECEMBER 19, 1997 WAS 134,094,079.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PARTS I AND II--PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS
                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

  PART III--PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1998 ANNUAL
                            MEETING OF SHAREHOLDERS


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  IKON Office Solutions, Inc. ("IKON" or the "Company") was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. The address of the Company's principal executive offices is P.O. Box 834, Valley Forge, Pennsylvania 19482 (telephone number: (610) 296-8000).

  IKON sells, rents and leases photocopiers, fax machines, digital printers and other automated office equipment for use in both traditional and integrated office environments, and provides equipment service and supplies and equipment financing. IKON's business also includes outsourcing and imaging services, such as mailroom and copy center management, specialized document copying services and electronic imaging and file conversion. IKON also offers network consulting and design, hardware and software product interfaces, computer networking, technology training and software solutions for the networked office environment, providing one-stop shopping to customers who seek quality, accessible office productivity solutions.

  IKON has over 1,100 locations in the United States, Canada, the United Kingdom, Germany, France and Denmark. These locations comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom. IKON competes against numerous competitors over a wide range of markets, competing on the basis of quality, customer service, price and product performance.

  IKON distributes the products of numerous manufacturers, including Canon, Oce, Ricoh and Sharp, throughout 50 states, eight Canadian provinces, in Europe and in Mexico. IKON also distributes the products of Microsoft, IBM, Lotus, Compaq and Hewlett-Packard in the United States and Canada. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 1997, IKON generated approximately $5.1 billion in revenues and $261 million in operating income. Finance subsidiaries contributed 23.5% of IKON's operating income in fiscal 1997.

  During fiscal 1997, IKON acquired 89 companies in the United States, Canada, and Europe, with an aggregate of approximately $528 million in annualized trailing revenues. Of the 89 companies acquired in fiscal 1997, 34 were traditional copier companies, 27 were outsourcing and imaging companies and 28 were technology services companies. IKON's international expansion during fiscal 1997 included the acquisition of companies in Canada, the United Kingdom, France and Germany.

               INFORMATION CONCERNING IKON'S BUSINESS IN GENERAL

                            BUSINESS TRANSFORMATION

  At the end of fiscal 1995, the Company began a transformation program designed to change the organization into a more cohesive and integrated network. The transformation involves a variety of activities that IKON believes will lower administrative costs and improve margins. These activities include the consolidation of purchasing, inventory control, logistics and other activities into thirteen customer service centers in the United States, establishment of a common information technology system, adoption of a common name and creation of marketplace-focused field operations with greater attention to customer sales and service.

  In March 1997, IKON determined that it would accelerate the transformation program, which was originally expected to be completed in fiscal 2000. The Company now expects to complete its transformation program by the end of fiscal 1998.

                                  NAME CHANGE

  Effective January 23, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the corporation from Alco Standard Corporation to IKON Office Solutions, Inc.

                              UNISOURCE SPIN-OFF

  In the third quarter of fiscal 1996, the Company announced that it would distribute all of the common shares of Unisource Worldwide, Inc. ("Unisource"), its paper products and supply systems distribution subsidiary, to the Company's common shareholders. Accordingly, the Company declared a dividend payable to holders of record of the Company's common stock at the close of business on December 13, 1996 (the "Record Date") of one share of Unisource common stock, $.001 par value, for every two shares of the Company's common stock owned on the Record Date. As a result of the distribution, 100% of the outstanding shares of Unisource Common Stock were distributed to the Company's shareholders on December 31, 1996 (the "Distribution Date"). Except for any cash received in lieu of fractional shares, the Unisource spin-off was tax-free to the Company and the Company's U.S. shareholders. Effective January 2, 1997, Unisource began operating as an independent publicly traded company.

  In conjunction with the separation of their businesses, the Company and Unisource entered into various agreements that address the allocation of assets and liabilities between them and define their relationship after the separation, including a Distribution Agreement, a Benefits Agreement and a Tax Sharing and Indemnification Agreement, all of which have been filed as exhibits to this report.

                         BOARD AND MANAGEMENT CHANGES

  James R. Birle, Chairman of Resolute Partners, Inc., a private merchant bank, was elected to the Board of Directors in November 1996, and Philip E. Cushing, Group Chief Executive of Inchcape PLC, an international distribution business, was elected to the Board in November 1997.

  Among other executive changes during fiscal 1997, Kurt E. Dinkelacker, who had been serving as President and Chief Operating Officer, assumed the position of Executive Vice President and Chief Financial Officer. In addition, Michael H. Dudek (Vice President--Acquisitions), William A. Brady (Vice President--Law) and Beth Sexton (Vice President--Human Resources), were appointed as corporate officers, and J. F. Quinn was named Treasurer.

                                 DEBT OFFERING

  In October 1997, IKON completed a public offering of $125 million seven-year notes with a stated interest rate of 6.75% at a discount price of 99.132%, and $125 million of thirty-year notes with a stated interest rate of 7.30% at a discount price of 98.593%, and used the net proceeds of approximately $247 million to reduce outstanding short-term debt.

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

  Many of the Company's operations are required to carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1997, inventories accounted for approximately 21% of IKON's total current assets.

                              PROPRIETARY MATTERS

  The Company has a number of trademarks, trade names and service marks which the Company uses in the conduct of its business. However, except for the "IKON Office Solutions" and "IKON" designations, the

Company does not believe that any single name, trademark, trade name or service mark is material to its business taken as a whole. A number of parties have brought claims against the Company alleging that its use of the "IKON Office Solutions" designation infringes upon certain proprietary rights. The Company believes that such claims are without merit and is vigorously defending its use of the designation.

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

                                   EMPLOYEES

  At September 30, 1997, IKON had approximately 41,000 employees. IKON believes its relations with its employees are good.

                              FOREIGN OPERATIONS

  IKON has operations in Canada, Mexico, the United Kingdom, Germany, France and Denmark. Information concerning revenues, income before taxes and identifiable assets of the Company's foreign continuing operations for each of the three years in the period ended September 30, 1997 set forth in note 14 to the consolidated financial statements (included on page 32 of the Company's 1997 Annual Report to Shareholders ("1997 Annual Report")) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

  There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.

ITEM 2. PROPERTIES.

  At September 30, 1997, IKON owned or leased approximately 1,100 facilities in 50 states, eight Canadian provinces, in Europe and in Mexico, of which approximately 2% are owned and 98% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 9.2 million square feet. IKON believes that its facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  A number of ordinary course legal proceedings are pending against the Company. There are also a number of claims against the Company alleging that its use of the "IKON Office Solutions" and "IKON" designations infringes upon certain proprietary rights. Except for these proprietary rights claims (which the Company believes will be resolved in a manner which will not have a material adverse effect on the Company), there are no material pending legal proceedings to which the Company is a party (or to which any of its property is subject), and to the Company's knowledge, no material legal proceedings are contemplated by governmental authorities against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (No response to this item is required.)

                               ----------------

                          EXECUTIVE OFFICERS OF IKON

  The following is a list of the Company's executive officers, their ages and their positions for the last five years. Unless otherwise indicated, positions shown are with IKON or its subsidiaries.

                               ----------------

          NAME           AGE                 POSITION AND YEARS SERVED
          ----           ---                 -------------------------
John E. Stuart..........  53 Chairman (1995-Present), Chief Executive Officer (1993-
                             Present), and a director (1993-Present); President (1993-
                             1996); Vice President (1989-1993)
William F. Drake, Jr. ..  65 General Counsel (1996-Present), Vice Chairman (1984-
                             1996), and a director (1969-Present); Of Counsel (1996-
                             Present), Partner (1984-1996), Montgomery, McCracken,
                             Walker & Rhoads
Kurt E. Dinkelacker.....  44 Executive Vice President and Chief Financial Officer
                             (1997-Present; 1993-1995); President (1995-1997) and
                             Chief Operating Officer (1996-1997) (also a member of the
                             Finance Committee of Crozer-Keystone Health System)
James J. Forese.........  61 Executive Vice President and President of International
                             Operations (1996-Present); Chief Operating Officer (1996-
                             1996), and a director (1994-1996); General Manager, IBM
                             Customer Financing, and Chairman, IBM Credit Corporation
                             (1993-1996)
David M. Gadra..........  49 Senior Vice President and Chief Information Officer
                             (1996-Present); Manager, General Electric Corporation
                             Corporate Information Services (1992-1996)
O. Gordon Brewer, Jr. ..  61 Vice President--Finance (1986-Present)
Michael J. Dillon ......  44 Vice President (1994-Present) and Controller (1993-
                             Present); Group Controller, Office Products Group (1991-
                             1993)
Michael H. Dudek........  41 Vice President-Acquisitions (1993-Present); Director of
                             Financial Operations, Office Products Group (1991-1993)
William A. Brady........  46 Vice President-Law (1996-Present); Vice President and
                             General Counsel, Office Products Group (1994-1996); Group
                             Counsel, Office Products Group (1984-1994)
Beth B. Sexton..........  41 Vice President--Human Resources (1996-Present); Human
                             Resources Director, Americas, CH2M Hill (1993-1996)
Karin M. Kinney.........  37 Corporate Secretary (1996-Present) and Corporate Counsel
                             (1992-Present); Counsel (1990-1992)
J. F. Quinn.............  42 Treasurer (1997-Present); Assistant Treasurer (1996-
                             1997); Manager, Foreign Exchange and Cash Management
                             (1994-1996); Manager, Foreign Exchange, ARCO Chemical
                             Company (1991-1994)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol IKN). IKON's common stock is also traded on the Philadelphia and Chicago Stock Exchanges. As of December 19, 1997, there were approximately 14,980 holders of record of IKON's common stock. The information regarding the quarterly market price ranges of IKON's common stock and dividend payments under "Quarterly Financial Summary" on page 37 of the 1997 Annual Report is incorporated herein by reference.

  IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 1998. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

ITEM 6. SELECTED FINANCIAL DATA.

  Information appearing under "Corporate Financial Summary" for fiscal 1993 through 1997 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 38 and 39 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Financial Review" on pages 33 through 36 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information appearing under "Market Risk" on page 36 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Auditors and Consolidated Financial Statements of IKON and its subsidiaries on pages 18 through 33 and the information appearing under "Quarterly Financial Summary" for fiscal 1997 and 1996 on page 37 of the 1997 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    (No response to this item is required)

                               ----------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in IKON's Notice of Annual Meeting of Shareholders and Proxy Statement for the January 22, 1998 annual meeting of shareholders (the "1998 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and additional information regarding executive officers appearing under "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                               ----------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) and (2) List of Financial Statements and Financial Statement
Schedules.

The response to this portion of Item 14 is submitted on page S-1 hereof as a separate section of this report.

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

      3.1  Amended and Restated Articles of Incorporation.
      3.2 Code of Regulations of IKON, filed as Exhibit 3.2 to IKON's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.
      4.1 Credit Agreement, dated December 16, 1996, among IKON and various institutional lenders, with CoreStates Bank, N.A., as Agent, filed as Exhibit 4.1 to IKON's 1996 Form 10-K, is incorporated herein by reference.
      4.2 Credit Agreement among IKON, certain of its subsidiaries, various banks and Deutsche Bank AG, New York Branch, as Agent, dated as of August 30, 1996. Amendment 1 to Credit Agreement, dated as of April 1, 1997.
      4.3 Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada, filed as Exhibit 4.5 to IKON's 1995 Form 10-K, is incorporated herein by reference.
      4.4 Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form 10-K, is incorporated herein by reference.
      4.5 Pursuant to Regulation S-K item 601(b)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
     10.1 Distribution Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource's Registration Statement on Form 10 (effective November 26,
           1996), is incorporated herein by reference.
     10.2 Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
     10.3 Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource's Registration Statement on Form 10 (effective November 26,
           1996), is incorporated herein by reference.

     10.4 Support Agreement dated as of October 22, 1996 between IKON and IKON Capital, Inc. (IKON's leasing subsidiary), filed as
           Exhibit 10.4 to IKON Capital, Inc.'s Form 8-K dated October 22, 1996, is incorporated herein by reference.
     10.5 Amended and Restated Receivables Transfer Agreement dated as of March 31, 1997 among IKON Funding, Inc., IKON Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New York Branch.
     10.6 First Tier Transfer Agreement, dated as of March 31, 1997, between IKON Capital, Inc. and IKON Funding, Inc.
     10.7 Receivables Transfer Agreement dated as of September 30, 1996 among IKON Funding, Inc., IKON Capital, Inc., Old Line Funding Corp. and Royal Bank of Canada, filed as Exhibit 10.5 to IKON's 1996 Form 10-K, is incorporated herein by reference. Amendment 1 to Receivables Transfer Agreement, dated as of October 7, 1997.
     10.8 Transfer Agreement dated as of September 30, 1996 between IKON Capital, Inc. and IKON Funding, Inc., filed as Exhibit 10.6 to IKON's 1996 Form 10-K, is incorporated herein by reference.
     10.9 Indenture dated as of December 11, 1995 between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON's Registration Statement No. 33-64177, is incorporated herein by reference.
     10.10 Indenture dated as of July 1, 1995 between IKON Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's 1996 Form 10-K, is incorporated herein by reference.
     10.11 Indenture dated as of July 1, 1994 between IKON Capital, Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-53779, is incorporated herein by reference.
     10.12 Indenture dated as of April 1, 1986 between IKON and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to IKON's Registration Statement No. 30-4829, is incorporated herein by reference.
     10.13 Distribution Agreement dated as of June 4, 1997 between IKON Capital, Inc. and various distribution agents.
     10.14 Distribution Agreement dated as of June 30, 1995 between IKON Capital, Inc. and various distribution agents, filed as Exhibit
           10.21 to IKON's 1995 Form 10-K, is incorporated herein by reference.
     10.15 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to IKON Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.
     10.16 Maintenance Agreement dated as of August 15, 1991 between IKON and IKON Capital, Inc., filed as Exhibit 10.2 to IKON Capital, Inc.'s Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
     10.17 Operating Agreement dated as of August 15, 1991 between IKON and IKON Capital, Inc., filed as Exhibit 10.3 to IKON Capital, Inc.'s Registration Statement on Form 10 dated May 4, 1994, is incorporated herein by reference.
     10.18 Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON's Registration Statement on Form 8-A, as amended by an Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form 8-K dated June 18, 1997, is incorporated herein by reference.
     10.19 Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

     10.20 Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994 Form 10-K, is incorporated herein by reference.**
     10.21 IKON Office Solutions, Inc. Partners' Stock Purchase Plan**
     10.22 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995 Form 10-K, is incorporated herein by reference.**
     10.23 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
     10.24 Non-Employee Directors Stock Option Plan.**
     10.25 Executive Employment Contracts--John E. Stuart, Kurt E. Dinkelacker, and David M. Gadra.**
     10.26 Form of Change in Control Agreement--William F. Drake, Jr., James J. Forese, and David M. Gadra.**
     10.27 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON's 1992 Form 10-K, is incorporated herein by reference.**
     10.28 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON's 1992 Form 10-K, is incorporated herein by reference.**
     10.29 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to IKON's 1992 Form 10-K, is incorporated herein by reference.**
     10.30 1994 Deferred Compensation Plan.**
     10.31 Executive Deferred Compensation Plan.**
     11    Statement re: Computation of Earnings per Share.
     12.1  Ratio of Earnings to Fixed Charges.
     12.2 Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.
     12.3  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends.
     12.4 Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.
     13 Financial Section of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 1997 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).
     21    Subsidiaries of IKON.
     23    Auditors' Consent.
     24    Powers of Attorney; certified resolution re: Powers of
           Attorney.
     27    Financial Data Schedule.
--------
 * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On July 17, 1997, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated July 17, 1997 concerning IKON's earnings for the fiscal quarter ended June 30, 1997.

  On October 22, 1997, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated October 15, 1997 concerning IKON's earnings for the fiscal quarter and fiscal year ended September 30, 1997.

  (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on page F-1 of this report.

                          FORWARD LOOKING INFORMATION

  This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing an aggressive program to acquire and integrate new companies, including companies with technical services and products that are relatively new to the Company, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues associated with a large-scale transformation project; debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                 IKON OFFICE SOLUTIONS, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(A)(1) AND (2) AND 14(D)
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries included in the 1997 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

             Consolidated Statements of Income
             --Fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995

             Consolidated Balance Sheets
             --September 30, 1997 and September 30, 1996

             Consolidated Statements of Cash Flows
             --Fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995

             Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995

             Notes to Consolidated Financial Statements

  FINANCIAL STATEMENT SCHEDULES: The following consolidated financial statement schedule of IKON Office Solutions, Inc. and its subsidiaries is submitted in response to Item 14(d):

             Schedule II--Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Ikon Office Solutions, Inc.

Date: December 24, 1997
                                                  /s/ Michael J. Dillon
                                         By____________________________________
                                                (MICHAEL J. DILLON) VICE
                                                PRESIDENT AND CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 24, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                 TITLE

          *John E. Stuart                Chairman and Chief Executive
------------------------------------      Officer (Principal Executive
          (JOHN E. STUART)                Officer)

      /s/ Kurt E. Dinkelacker            Executive Vice President, Chief
------------------------------------      Financial Officer and a Director
       (KURT E. DINKELACKER)              (Principal Financial Officer)

       /s/ Michael J. Dillon             Vice President and Controller
------------------------------------      (Principal Accounting Officer)
        (MICHAEL J. DILLON)

          *James R. Birle                Director
------------------------------------
          (JAMES R. BIRLE)

         *Philip E. Cushing              Director
------------------------------------
        (PHILIP E. CUSHING)

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

       /s/ Michael J. Dillon                               December 24, 1997
------------------------------------
        (MICHAEL J. DILLON)

                  IKON OFFICE SOLUTIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A              COL. B            COL. C                COL. D          COL. E
         ------              ------            ------                ------          ------
                                              ADDITIONS
                                       -----------------------
                                                   CHARGED TO
                           BALANCE AT  CHARGED TO     OTHER
                          BEGINNING OF  COSTS AND  ACCOUNTS--     DEDUCTIONS--     BALANCE AT
      DESCRIPTION            PERIOD     EXPENSES    DESCRIBE        DESCRIBE      END OF PERIOD
      -----------         ------------ ----------- -----------    ------------    -------------
YEAR ENDED SEPTEMBER 30,
1997
------------------------
Allowance for doubtful
 accounts...............  $35,308,000  $25,724,000 $ 3,755,000(1) $10,595,000(2)   $54,192,000
YEAR ENDED SEPTEMBER 30,
1996
------------------------
Allowance for doubtful
 accounts...............  $32,856,000  $18,296,000 $ 6,634,000(1) $22,478,000(2)   $35,308,000
YEAR ENDED SEPTEMBER 30,
1995
------------------------
Allowance for doubtful
 accounts...............  $13,494,000  $ 8,940,000 $17,062,000(1) $ 6,640,000(2)   $32,856,000

--------
(1)Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                          IKON OFFICE SOLUTIONS, INC.
                                  P.O. BOX 834
                     VALLEY FORGE, PENNSYLVANIA 19482-0834
                                 (610) 296-8000

                          IKON OFFICE SOLUTIONS, INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
   3.1       Amended and Restated Articles of Incorporation.............
   3.2       Code of Regulations of IKON, filed as Exhibit 3.2 to IKON's
             Form 10-Q for the quarter ended March 31, 1996, is
             incorporated herein by reference. .........................
   4.1       Credit Agreement, dated December 16, 1996, among IKON and
             various institutional lenders, with CoreStates Bank, N.A., as Agent, filed as Exhibit 4.1 to IKON's 1996 Form 10-K, is incorporated herein by reference...........................
   4.2       Credit Agreement among IKON, certain of its subsidiaries,
             various banks and Deutsche Bank AG, New York Branch, as
             Agent, dated as of August 30, 1996. Amendment 1 to Credit
             Agreement, dated as of April 1, 1997.......................
   4.3       Credit Agreement dated as of October 13, 1995 among IKON
             Office Solutions, Inc., an Ontario corporation (formerly
             Alco Office Systems Canada), Deutsche Bank Canada, Chemical
             Bank of Canada and Royal Bank of Canada, filed as Exhibit
             4.5 to IKON's 1995 Form 10-K, is incorporated herein by
             reference..................................................
   4.4       Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due
             November 15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form
             10-K, is incorporated herein by reference..................
   4.5       Pursuant to Regulation S-K item 601(b)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other
             instruments defining the rights of holders of long-term
             debt of IKON and its subsidiaries..........................
  10.1       Distribution Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource's
             Registration Statement on Form 10 (effective November 26,
             1996), is incorporated herein by reference.................
  10.2       Tax Sharing and Indemnification Agreement between IKON and
             Unisource dated as of November 20, 1996, filed as Exhibit
             10.1 to Unisource's Registration Statement on Form 10
             (effective November 26, 1996), is incorporated herein by
             reference. ................................................
  10.3       Benefits Agreement between IKON and Unisource dated as of
             November 20, 1996, filed as Exhibit 10.5 to Unisource's
             Registration Statement on Form 10 (effective November 26,
             1996), is incorporated herein by reference. ...............
  10.4       Support Agreement dated as of October 22, 1996 between IKON and IKON Capital, Inc. (IKON's leasing subsidiary), filed
             as Exhibit 10.4 to IKON Capital, Inc.'s Form 8-K dated
             October 22, 1996, is incorporated herein by reference......
  10.5       Amended and Restated Receivables Transfer Agreement dated
             as of March 31, 1997 among IKON Funding, Inc., IKON
             Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New
             York Branch. ..............................................
  10.6       First Tier Transfer Agreement, dated as of March 31, 1997, between IKON Capital, Inc. and IKON Funding, Inc...........
  10.7       Receivables Transfer Agreement dated as of September 30,
             1996 among IKON Funding, Inc., IKON Capital, Inc., Old Line
             Funding Corp. and Royal Bank of Canada, filed as Exhibit
             10.5 to IKON's 1996 Form 10-K, is incorporated herein by
             reference. Amendment 1 to Receivables Transfer Agreement,
             dated as of October 7, 1997. ..............................
  10.8       Transfer Agreement dated as of September 30, 1996 between
             IKON Capital, Inc. and IKON Funding, Inc., filed as Exhibit
             10.6 to IKON's 1996 Form 10-K, is incorporated herein by
             reference..................................................

 EXHIBIT NO.                            TITLE                             PAGE
 -----------                            -----                             ----
  10.9       Indenture dated as of December 11, 1995 between IKON and
             First Union Bank, N.A., as Trustee, filed as Exhibit 4 to
             IKON's Registration Statement No. 33-64177, is
             incorporated herein by reference. ........................
  10.10      Indenture dated as of July 1, 1995 between IKON Capital,
             Inc. and Chase Manhattan Bank, N.A. (formerly Chemical
             Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's
             1996 Form 10-K, is incorporated herein by reference.......
  10.11      Indenture dated as of July 1, 1994 between IKON Capital,
             Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-
             53779, is incorporated herein by reference................
  10.12      Indenture dated as of April 1, 1986 between IKON and the
             Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit
             4.1 to IKON's Registration Statement No. 30-4829, is
             incorporated herein by reference..........................
  10.13      Distribution Agreement dated as of June 4, 1997 between
             IKON Capital, Inc. and various distribution agents. ......
  10.14      Distribution Agreement dated as of June 30, 1995 between
             IKON Capital, Inc. and various distribution agents, filed
             as Exhibit 10.21 to IKON's 1995 Form 10-K, is incorporated herein by reference.......................................
  10.15      Distribution Agreement dated July 1, 1994, filed as
             Exhibit 1 to IKON Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by
             reference. ...............................................
  10.16      Maintenance Agreement dated as of August 15, 1991 between
             IKON and IKON Capital, Inc., filed as Exhibit 10.2 to IKON
             Capital, Inc.'s Registration Statement on Form 10 dated
             May 4, 1994, is incorporated herein by reference. ........
  10.17      Operating Agreement dated as of August 15, 1991 between
             IKON and IKON Capital, Inc., filed as Exhibit 10.3 to IKON
             Capital, Inc.'s Registration Statement on Form 10 dated
             May 4, 1994, is incorporated herein by reference. ........
  10.18      Rights Agreement dated as of February 10, 1988 between
             IKON and National City Bank, filed on February 11, 1988 as
             Exhibit 1 to IKON's Registration Statement on Form 8-A, as
             amended by an Amended and Restated Rights Agreement dated
             as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form
             8-K dated June 18, 1997, is incorporated herein by
             reference. ...............................................
  10.19      Amended and Restated Long Term Incentive Compensation
             Plan, filed as Exhibit 10.1 to IKON's Form 10-Q for the
             quarter ended March 31, 1996, is incorporated herein by
             reference.**..............................................
  10.20      Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994
             Form 10-K, is incorporated herein by reference.**.........
  10.21      IKON Office Solutions, Inc. Partners' Stock Purchase
             Plan**....................................................
  10.22      1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's
             1995 Form 10-K, is incorporated herein by reference.**....
  10.23      1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's
             Form 10-Q for the quarter ended March 31, 1996, is
             incorporated herein by reference.**.......................
  10.24      Non-Employee Directors Stock Option Plan.**...............
  10.25      Executive Employment Contracts--John E. Stuart, Kurt E.
             Dinkelacker, and David M. Gadra.**........................
  10.26      Form of Change in Control Agreement--William F. Drake,
             Jr., James J. Forese, and David M. Gadra.**...............

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
  10.27      1980 Deferred Compensation Plan, filed as Exhibit 10.7 to
             IKON's 1992 Form 10-K, is incorporated herein by
             reference.**...............................................
  10.28      1985 Deferred Compensation Plan, filed as Exhibit 10.8 to
             IKON's 1992 Form 10-K, is incorporated herein by
             reference.**...............................................
  10.29      1991 Deferred Compensation Plan, filed as Exhibit 10.9 to
             IKON's 1992 Form 10-K, is incorporated herein by
             reference.**...............................................
  10.30      1994 Deferred Compensation Plan.**.........................
  10.31      Executive Deferred Compensation Plan.**....................
  11         Statement re: Computation of Earnings per Share. ..........
  12.1       Ratio of Earnings to Fixed Charges.........................
  12.2       Ratio of Earnings to Fixed Charges Excluding Captive
             Finance Subsidiaries. .....................................
  12.3       Ratio of Earnings to Fixed Charges and Preferred Stock
             Dividends. ................................................
  12.4       Ratio of Earnings to Fixed Charges and Preferred Stock
             Dividends Excluding Captive Finance Subsidiaries...........
  13         Financial Section of IKON's Annual Report to Shareholders
             for the fiscal year ended September 30, 1997 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the
             Commission and is not "filed" as part of this report). ....
  21         Subsidiaries of IKON. .....................................
  23         Auditors' Consent. ........................................
  24         Powers of Attorney; certified resolution re: Powers of
             Attorney. .................................................
  27         Financial Data Schedule. ..................................