Form 10-Q
period 1997-12-31
IKON OFFICE SOLUTIONS INC
filed 1998-02-12
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number     1-5964


                           IKON OFFICE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           OHIO                                           23-0334400
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


                 P.O. Box 834, Valley Forge, Pennsylvania 19482
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998.

Common Stock, no par value                            134,617,971  shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--December 31, 1997 and September 30, 1997

                         Consolidated Statements of Income--Three months ended December 31, 1997 and December 31, 1996

                         Consolidated Statements of Cash Flows--Three months ended December 31, 1997 and December 31, 1996

                         Notes to Consolidated Financial Statements--
                         December 31, 1997


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION



    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                               IKON OFFICE SOLUTIONS, INC.
                               CONSOLIDATED BALANCE SHEETS
                                    ( in thousands )

                                          December 31    September 30
ASSETS                                        1997           1997

Current Assets
     Cash                                    $20,636        $21,341
     Accounts receivable, net                810,662        765,660
     Finance receivables, net                713,969        670,784
     Inventories                             539,202        442,207
     Prepaid expenses                        114,744        101,294
     Deferred taxes                          122,023        124,520
                                          ----------     ----------
     Total current assets                  2,321,236      2,125,806
                                          ----------     ----------


Investments and Long-Term Receivables         14,718         17,508

Long-Term Finance Receivables, net         1,422,689      1,331,372

Equipment on Operating Leases, net           109,153        101,900

Property and Equipment, at cost              493,443        462,360
     Less accumulated depreciation           240,530        222,815
                                          ----------     ----------
                                             252,913        239,545
                                          ----------     ----------

Other Assets
     Goodwill                              1,375,020      1,348,133
     Miscellaneous                           171,233        159,622
                                          ----------     ----------
                                           1,546,253      1,507,755
                                          ----------     ----------


                                          $5,666,962     $5,323,886
                                          ==========     ==========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                   December 31     September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                  1997             1997
Current Liabilities
    Current portion of long-term debt                                $59,688          $60,794
    Current portion of long-term debt, finance subsidiaries          358,752          251,711
    Notes payable                                                    146,417          266,979
    Trade accounts payable                                           206,884          206,547
    Accrued salaries, wages and commissions                           79,448          110,628
    Deferred revenues                                                200,133          208,612
    Other accrued expenses                                           270,460          268,511
                                                                 -----------      -----------
    Total current liabilities                                      1,321,782        1,373,782
                                                                 -----------      -----------

Long-Term Debt                                                       740,433          490,235

Long-Term Debt, Finance Subsidiaries                               1,577,330        1,494,043

Deferred Taxes                                                       339,325          330,996

Other Long-Term Liabilities                                          157,016          153,182

Shareholders' Equity
    Series BB conversion preferred stock, no par value:
       3,877 depositary shares issued and outstanding                290,170          290,170
    Common stock, no par value:
       Authorized 300,000 shares
       Issued 135,705 shares                                         677,681          677,681
    Retained earnings                                                602,751          574,646
    Foreign currency translation adjustment                             (716)            (728)
    Cost of common shares in treasury: 12/97 - 1,519 shares;
       9/97 - 2,401 shares                                           (38,810)         (60,121)
                                                                 -----------      -----------
                                                                   1,531,076        1,481,648
                                                                 -----------      -----------

                                                                  $5,666,962       $5,323,886
                                                                 ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)


                                                        Three Months Ended
                                                            December 31
                                                        1997            1996

Revenues
Net sales                                             $728,105         $629,427
Service and rentals                                    575,822          463,261
Finance income                                          70,330           47,746
                                                   -----------      -----------
                                                     1,374,257        1,140,434
                                                   -----------      -----------

Costs and Expenses
Cost of goods sold                                     468,200          402,046
Service and rental costs                               285,283          219,046
Finance interest expense                                30,746           20,011
Selling and administrative                             488,091          403,576
Transformation costs                                    19,519           14,343
                                                   -----------      -----------
                                                     1,291,839        1,059,022
                                                   -----------      -----------

Operating income                                        82,418           81,412
Interest expense                                        17,029            8,201
                                                   -----------      -----------
Income from continuing operations before taxes
    and extraordinary loss                              65,389           73,211
Taxes on income                                         28,405           28,552
                                                   -----------      -----------
Income from continuing operations before
     extraordinary loss                                 36,984           44,659

Discontinued operations                                                  20,151
                                                   -----------      -----------
Income before extraordinary loss                        36,984           64,810
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                        (12,156)
                                                   -----------      -----------

Net Income                                              36,984           52,654
Less:  Preferred Dividends                               4,885            4,885
                                                   -----------      -----------
Available to Common Shareholders                       $32,099          $47,769
                                                   ===========      ===========

Basic and Diluted Earnings Per Share
Continuing Operations                                    $0.24            $0.30
Discontinued Operations                                                   $0.15
Extraordinary loss                                                       $(0.09)
                                                   -----------      -----------
                                                         $0.24            $0.36
                                                   ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Three Months Ended
                                                                                        December 31
                                                                                     1997           1996
Operating Activities
     Income from continuing operations before extraordinary loss                   $36,984        $44,659
     Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash
        used in operating activities of continuing operations
            Depreciation                                                            31,617         28,616
            Amortization                                                            15,052         11,211
            Provisions for losses on accounts receivable                            13,188          7,430
            Provision for deferred taxes                                            15,000         18,800
            Writeoff of fixed assets related to transformation                       1,251
            Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                   Increase in accounts receivable                                 (53,763)       (63,384)
                   Increase in inventories                                         (95,246)       (79,134)
                   Increase in prepaid expenses                                    (15,755)       (54,245)
                   (Decrease) increase in accounts payable, deferred
                      revenues and accrued expenses                                (42,126)        17,446
            Miscellaneous                                                            3,070          7,186
                                                                                 ---------      ---------
Net cash used in operating activities of continuing operations                     (90,728)       (61,415)
Net cash provided by operating activities of
     discontinued operations                                                                       24,176
                                                                                 ---------      ---------
Net cash used in operating activities                                              (90,728)       (37,239)

Investing activities
     Proceeds from the sale of property and equipment                                7,851         10,679
     Cost of companies acquired, net of cash acquired                              (26,149)       (41,224)
     Expenditures for property and equipment                                       (58,769)       (38,912)
     Purchase of miscellaneous assets                                               (9,969)        (9,249)
     Finance subsidiaries receivables - additions                                 (344,812)      (317,869)
     Finance subsidiaries receivables - collections                                182,808        142,615
                                                                                 ---------      ---------
Net cash used in investing activities of continuing operations                    (249,040)      (253,960)
Net cash used in investing activities of discontinued operations                                  (38,058)
                                                                                 ---------      ---------
Net cash used in investing activities                                             (249,040)      (292,018)

Financing activities
     Payments of short-term borrowings, net                                       (120,958)      (180,351)
     Proceeds from issuance of long-term debt                                      253,654         14,591
     Proceeds from option exercises and sale of treasury shares                      5,600         27,874
     Proceeds from sale of finance subsidiaries lease receivables                   25,760         25,433
     Proceeds from discontinued operations                                                        553,479
     Long-term debt repayments                                                      (5,071)      (258,969)
     Finance subsidiaries debt - additions                                         275,328        200,008
     Finance subsidiaries debt - repayments                                        (85,000)       (26,000)
     Dividends paid                                                                (10,240)       (23,537)
     Purchase of treasury shares                                                       (10)        (1,786)
                                                                                 ---------      ---------
Net cash provided by financing activities of continuing operations                 339,063        330,742
Net cash provided by financing activities of discontinued operations                               13,882
                                                                                 ---------      ---------
Net cash provided by financing activities                                          339,063        344,624
                                                                                 ---------      ---------

Net (decrease) increase in cash                                                       (705)        15,367
Cash at beginning of year                                                           21,341         46,056
                                                                                 ---------      ---------
Cash at end of period                                                              $20,636        $61,423
                                                                                 =========      =========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


Note 1:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:  Debt

            On January 16, 1998, the Company's credit agreement with several banks was amended to increase the amount available from $400 million to $600 million. There were no other significant changes to the terms of the agreement.

             On October 27, 1997, the Company completed a $250 million underwritten public debt offering consisting of $125 million 6.75% notes due November 1, 2004 and $125 million 7.3% notes due November 1, 2027. The 6.75% notes were sold at a discount to yield 6.794% and carry a make-whole call provision with a five basis-points premium. The 7.3% notes were also sold at a discount to yield 7.344% and carry a make-whole call provision with a 15 basis-points premium. The proceeds of the offering were used to repay short-term borrowings.


Note 3: Discontinued Operations

         Discontinued operations of the Company represent the operations of Unisource Worldwide, Inc. ("Unisource"), which was spun off as a separate public company on December 31, 1996. The results of discontinued operations, included in the Company's results of operations through December 31, 1996, are as follows (in thousands):

                                        Three Months Ended
                                        December 31, 1996

                    Revenues                $1,728,533

                    Income before taxes        $34,743
                    Tax expense                 14,592
                                            ----------
                    Net income                 $20,151
                                            ==========


         In December 1996, Unisource repaid $553.5 million of intercompany debt outstanding with the Company and the Unisource stock was distributed to IKON shareholders. Equity of the Company was reduced by $952.3 million, which was the equity of Unisource at December 31, 1996.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1997

Note 4:  Extraordinary Loss on Early Extinguishment of Debt

         On December 2, 1996, Unisource borrowed under its new credit facility to repay $553.5 million of intercompany debt with the Company. The Company prepaid debt in the amount of $514 million from these funds. Early repayment of this debt resulted in certain prepayment penalties. Total prepayment penalties of $18.7 million and related tax benefits of $6.5 million are reflected as an extraordinary loss on early extinguishment of debt on the Statement of Income for the three months ended December 31, 1996.


Note 5:  Transformation Costs

         At the end of fiscal 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. In March 1997, the Company announced that it was accelerating the transformation program. As a result, the Company began to separately disclose these costs as a component of operating expenses on the Statement of Income. The Company expects to substantially complete the transformation program by the end of fiscal 1998. The transformation involves a variety of activities which the Company believes will significantly lower administrative costs and improve margins. These activities include consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and creating marketplace-focused field operations with greater attention to customer sales and services. Costs charged to transformation expense in the first quarter of fiscal 1998 of $19.5 million relate principally to severance and other employee-related costs, including temporary labor ($14.3 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($3.3 million) and technology conversion costs ($1.9 million). Transformation costs of $14.3 million for the first quarter of fiscal 1997 consist primarily of severance and other employee-related costs, including temporary labor and costs related to consultants assisting in the transformation ($8.3 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($1.3 million), technology conversion costs ($4.0 million) and costs incurred to adopt the IKON name ($.7 million).

Note 6:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands):

                                                                 12/31/97                     12/31/96
Numerator:
     Income from continuing operations                        $      36,984                $      44,659
     Preferred stock dividends                                        4,885                        4,885
                                                              -------------                 ------------
     Numerator for continuing operations
        basic earnings per share - income
        available to common shareholders                             32,099                       39,774

     Effect of dilutive securities:
        Convertible loan notes                                           77                           85
                                                              -------------                 ------------
     Numerator for continuing operations
        diluted earnings per share - income
        available to common shareholders
        after assumed conversions                             $      32,176                 $     39,859
                                                              =============                 ============






                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1997

Note 6:  Earnings Per Share (continued)

Denominator:
     Denominator for basic earnings per
        share - weighted average shares                             133,729                      132,801

     Effect of dilutive securities:
        Employee stock options                                          780                        1,546
        Convertible loan notes                                          258                          230
                                                              -------------                 ------------
     Dilutive potential common shares                                 1,038                        1,776
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          134,767                      134,577
                                                              =============                 ============

Basic earnings per share from
     continuing operations                                            $0.24                        $0.30
                                                                      =====                        =====

Diluted earnings per share from
     continuing operations                                            $0.24                        $0.30
                                                                      =====                        =====

         Options to purchase 3,034,759 shares of common stock at $28.88 per share to $61.08 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation because the effect of adding 9,682,144 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive.

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

                      Three Months Ended December 31, 1997
             Compared with the Three Months Ended December 31, 1996

         Revenues and income before taxes for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 were as follows:

                                                               Three Months Ended
                                                              December  31           %
                                                         1997       1996          Change
(in millions)
REVENUES                                               $1,374        $1,140         20.5%
                                                       ======        ======

INCOME BEFORE TAXES:
Operating income, excluding transformation costs       $101.9         $95.8          6.4%
Transformation costs                                    (19.5)        (14.3)
                                                       ------        ------
      Operating income                                   82.4          81.4
Interest expense                                        (17.0)         (8.2)
                                                       ------        ------
                                                        $65.4         $73.2        (10.7%)
                                                       ======        ======


         The Company's first quarter revenues increased $234 million, or 20.5% over the first quarter of fiscal 1997, of which $129 million relates to current and prior year acquisitions and $105 million to base companies' internal growth. The Company's worldwide internal revenue growth was 9% in the first quarter of fiscal 1998 compared to 10% in the fourth quarter of fiscal 1997. The internal revenue growth rate was 10% in North America for the first quarter of fiscal 1998, the decrease to 9% worldwide was the result of the remaining impact of transformation in the U.K. Revenues from the Company's operations outside the U.S. were $177 million for the first quarter of fiscal 1998 compared to $147 million for the same period of the prior fiscal year. The Company's European operations accounted for $14 million of the increase, primarily from acquisitions, while Canadian revenues increased $14 million as a result of acquisitions and internal growth in base companies. Other foreign operations revenue increased $2 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

         The Company's operating income increased by $1 million compared to the prior year's quarter. Operating income for the first quarter of fiscal 1998 continues to be impacted by the effects of transformation. Excluding transformation costs, operating income increased 6.4% to $101.9 million for the first quarter of fiscal 1998 compared to $95.8 million in the prior year. Finance subsidiaries contributed 20.6% of the Company's operating income before transformation costs in the first quarter of fiscal 1998 compared to 17.7% in the first quarter of fiscal 1997. The Company's operating margins were 6.0% in the first quarter of fiscal 1998, compared to 7.1% in fiscal 1997. Excluding transformation costs, the Company's operating margins were 7.4% in the first quarter of fiscal 1998, compared to 8.4% in the first quarter of fiscal 1997, however, the first quarter of fiscal 1998 is showing an improvement in operating margins, excluding transformation costs, from the 7.3% operating margin reported in the fourth quarter of fiscal 1997.

         Costs associated with the Company's transformation program increased $5.2 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, primarily relating to employee severance agreements.

         Operating income from foreign operations was $12.6 million for the three months ended December 31, 1997, up $2.6 million from the prior year's quarter. European operations increased by $1.4 million in the first quarter, while Canadian operating income increased $.5 million and other foreign operations increased $.7 million in the first quarter of fiscal 1998. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Acquisitions
         In the first quarter of fiscal 1998, the Company completed 17 acquisitions with trailing revenues of $86 million. Of the 17 companies acquired, five were outsourcing and imaging companies, five were systems integration companies and seven were traditional copier companies. The focus of acquisition activity for fiscal 1998 will be to continue to build a presence in Europe and expand capability in technology services and outsourcing/imaging.

Other
         Interest expense increased $8.8 million in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 as a result of increased debt levels from investment in working capital, acquisitions and the share repurchase program which began in the third quarter of fiscal 1997.

         Income before taxes decreased by $7.8 million in the first quarter over the prior year, primarily reflecting the combined result of internal growth from base companies, along with earnings contributed by acquisitions, net of increased transformation and interest costs. The effective income tax rate for the first quarter of fiscal 1998 is 43.4% compared with 39.0% for the comparative period in fiscal 1997. The effective tax rate for the full year of fiscal 1997 was 42.6%.

         The Company used the proceeds of a December 2, 1996 $553.5 million intercompany debt repayment from its discontinued operation, Unisource, to prepay $514 million of corporate debt. The Company recorded an extraordinary charge of $12.2 million after tax ($18.7 million pretax) in the first quarter of fiscal 1997 primarily for prepayment penalties relating to its early extinguishment of certain corporate debt.

         Earnings per share from continuing operations, assuming dilution, decreased from $.30 per share for the first quarter of fiscal 1997 to $.24 per share for the first quarter of fiscal 1998. Excluding transformation costs, earnings per share from continuing operations, assuming dilution, decreased 8.3% from $.36 per share for the first quarter of fiscal 1997 to $.33 per share in the first quarter of fiscal 1998. Including income from discontinued operations and the extraordinary loss on the extinguishment of debt, earnings per share, assuming dilution, of the Company were $.36 for the first quarter of fiscal 1997.

                        Financial Condition and Liquidity

         Net cash used by operating activities for the first three months of fiscal 1998 was $91 million, primarily the result of increases in working capital. During the same period, the Company used $249 million in cash for investing activities, which included finance subsidiary activity of $162 million, acquisition activity at a cash cost of $26 million and capital expenditures of $59 million. Investing activities were funded by financing activities. Cash provided by financing activities includes $133 million net increase in corporate debt and $190 million increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $946.5 million at December 31, 1997, an increase of $128.5 million from the debt balance at September 30, 1997 of $818 million. The debt to capital ratio, excluding finance subsidiaries, was 38.2% at December 31, 1997 compared to 35.6% at September 30, 1997. The Company has placed increased emphasis on working capital reduction as short-term goal.

         On January 16, 1998, the Company amended its December 16, 1996 credit agreement to increase the borrowing limit from $400 million to $600 million. As of December 31, 1997, short-term borrowings supported by the agreement totaled $130 million. In October 1997, the Company completed a $250 million two tranche underwritten public offering consisting of $125 million 6.75% notes due November 1, 2004 and $125 million 7.3% notes due November 1, 2027. The 6.75% notes were sold at a discount to yield 6.794% and carry a make-whole call provision with a five basis-points premium. The 7.3% notes were also sold at a discount to yield 7.344% and carry a make-whole call provision with a 15 basis-points premium. The proceeds of the offering were used to repay short-term borrowings. The Company also has $200 million available for either stock or debt offerings under its shelf registration statement filed in November 1995. In January 1998, the Board of Directors approved the filing of an additional $500 million shelf registration statement for either stock or debt offerings.

         Finance subsidiaries debt grew by $190.3 million from September 30, 1997, a result of increased leasing activity. During the three months ended December 31, 1997, the U.S. finance subsidiary issued an additional $248.5 million under its medium term notes program. At December 31, 1997, $1.7 billion of medium term notes were outstanding with a weighted interest rate of 6.6%, while $1.4 billion remains available under this program. Under its $275 million asset securitization programs, the U.S. finance subsidiary sold $25.8 million in direct financing leases during the first three months of fiscal 1998, replacing those leases liquidated and leaving the amount of contracts sold unchanged.

         The Company filed shelf registrations for 10 million shares of common stock in April 1997 and 5 million shares of common stock in March 1996. Shares issued under these registration statements are being used for acquisitions. Approximately 4.7 million shares have been issued under these shelf registrations through December 31, 1997, leaving 10.3 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through fiscal 1997, the Company repurchased 4.4 million common shares for $109.7 million. There were no shares repurchased under this program during the first quarter of fiscal 1998.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and costs associated with the Company's transformation program. The Company estimates the total remaining costs of its transformation program to be from $35 million to $50 million, excluding capital costs. Transformation costs are expected to be in the range of $5 million to $20 million for each of the next three quarters.

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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

         (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

               Exhibit No. (27) Financial Data Schedule

         (b)   Reports on Form 8-K

               On October 2, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated September 26, 1997, indicating that it planned to release fourth quarter and fiscal 1997 earnings on October 15, 1997 and indicating that the registrant expects earnings per share from continuing operations, excluding transformation charges, to be within the range of $.33 - $.36 for the quarter.

               On October 22, 1997, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, as an exhibit to the report, its Ratio of Earnings to Fixed Charges for each of the years in the five-year period ended September 30, 1997, and its results for the fiscal year ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                            IKON OFFICE SOLUTIONS, INC.


Date  February 12, 1998                     /s/ Michael J. Dillon
                                            Michael J. Dillon
                                            Vice President and Controller
                                            (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


         (27)       Financial Data Schedule