Form 10-Q
period 1998-03-31
IKON OFFICE SOLUTIONS INC
filed 1998-05-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Common Stock, no par value                               135,396,257  shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--March 31, 1998
                         and September 30, 1997

                         Consolidated Statements of Income--Three and six months ended March 31, 1998 and March 31, 1997

                         Consolidated Statements of Cash Flows--Three and six months ended March 31, 1998 and March 31, 1997

                         Notes to Consolidated Financial Statements--
                         March 31, 1998


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


    Item 4.              Submission of Matters to a Vote of Securities Holders


    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                            March 31           September 30
ASSETS                                                                       1998                    1997

Current Assets
     Cash                                                            $          23,503       $         21,341
     Accounts receivable, net                                                  818,272                765,660
     Finance receivables, net                                                  762,368                670,784
     Inventories                                                               497,111                442,207
     Prepaid expenses                                                          113,893                101,294
     Deferred taxes                                                            122,122                124,520
                                                                     ------------------      -----------------
     Total current assets                                                    2,337,269              2,125,806
                                                                     ------------------      -----------------

Investments and Long-Term Receivables                                           12,789                 17,508

Long-Term Finance Receivables, net                                           1,533,319              1,331,372

Equipment on Operating Leases, net                                             107,528                101,900

Property and Equipment, at cost                                                498,637                462,360
     Less accumulated depreciation                                             232,925                222,815
                                                                     ------------------      -----------------
                                                                               265,712                239,545
                                                                     ------------------      -----------------

Other Assets
     Goodwill                                                                1,374,752              1,348,133
     Miscellaneous                                                             159,667                159,622
                                                                     ------------------      -----------------
                                                                             1,534,419              1,507,755
                                                                     ------------------      -----------------


                                                                   $         5,791,036     $        5,323,886
                                                                     ==================      =================


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                          March 31           September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                        1998                 1997

Current Liabilities
    Current portion of long-term debt                             $          57,846    $          60,794
    Current portion of long-term debt, finance subsidiaries                 402,827              251,711
    Notes payable                                                           113,203              266,979
    Trade accounts payable                                                  206,733              206,547
    Accrued salaries, wages and commissions                                  88,761              110,628
    Deferred revenues                                                       205,192              208,612
    Other accrued expenses                                                  286,377              268,511
                                                                     ---------------      ---------------
    Total current liabilities                                             1,360,939            1,373,782
                                                                     ---------------      ---------------

Long-Term Debt                                                              745,862              490,235

Long-Term Debt, Finance Subsidiaries                                      1,587,527            1,494,043

Deferred Taxes                                                              352,409              330,996

Other Long-Term Liabilities                                                 155,590              153,182


Shareholders' Equity
    Series BB conversion preferred stock, no par value:
       3,877 depositary shares issued and outstanding                       290,170              290,170
    Common stock, no par value:
       Authorized 300,000 shares
       Issued 135,705 shares                                                677,681              677,681
    Retained earnings                                                       634,118              574,646
    Foreign currency translation adjustment                                  (1,007)                (728)
    Cost of common shares in treasury: 3/98 - 422 shares;
       9/97 - 2,401 shares                                                  (12,253)             (60,121)
                                                                     ---------------      ---------------
                                                                          1,588,709            1,481,648
                                                                     ---------------      ---------------

                                                                  $       5,791,036    $       5,323,886
                                                                     ===============      ===============


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                           Three Months Ended                     Six Months Ended
                                                                March 31                              March 31
                                                     -------------------------------       -------------------------------
                                                          1998               1997               1998               1997
                                                     ------------       ------------       ------------       ------------
Revenues
Net sales                                          $     793,965      $     722,197      $   1,522,070      $   1,351,624
Service and rentals                                      570,066            502,648          1,145,888            965,909
Finance income                                            74,580             53,015            144,910            100,761
                                                     ------------       ------------       ------------       ------------
                                                       1,438,611          1,277,860          2,812,868          2,418,294
                                                     ------------       ------------       ------------       ------------

Costs and Expenses
Cost of goods sold                                       513,780            461,696            981,980            863,742
Service and rental costs                                 286,365            248,157            571,648            467,203
Finance interest expense                                  33,522             23,370             64,268             43,381
Selling and administrative                               500,306            441,733            988,397            845,309
Transformation costs                                      20,192             61,190             39,711             75,533
                                                     ------------       ------------       ------------       ------------
                                                       1,354,165          1,236,146          2,646,004          2,295,168
                                                     ------------       ------------       ------------       ------------

Operating income                                          84,446             41,714            166,864            123,126
Interest expense                                          16,243             11,605             33,272             19,806
                                                     ------------       ------------       ------------       ------------
Income from continuing operations before taxes
    and extraordinary loss                                68,203             30,109            133,592            103,320
Taxes on income                                           28,917             15,494             57,322             44,046
                                                     ------------       ------------       ------------       ------------
Income from continuing operations before
     extraordinary loss                                   39,286             14,615             76,270             59,274

Discontinued operations                                                                                            20,151
                                                     ------------       ------------       ------------       ------------
Income before extraordinary loss                          39,286             14,615             76,270             79,425
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                                                                  (12,156)
                                                     ------------       ------------       ------------       ------------

Net Income                                                39,286             14,615             76,270             67,269
Less:  Preferred Dividends                                 4,885              4,885              9,770              9,770
                                                     ------------       ------------       ------------       ------------
Available to Common Shareholders                   $      34,401      $       9,730      $      66,500      $      57,499
                                                     ============       ============       ============       ============

Basic and Diluted Earnings Per Share
Continuing Operations                                      $ 0.25             $ 0.07             $ 0.49             $ 0.37
Discontinued Operations                                                                                             $ 0.15
Extraordinary loss                                                                                                 $ (0.09)
                                                     ------------       ------------       ------------       ------------
                                                           $ 0.25             $ 0.07             $ 0.49             $ 0.43
                                                     ============       ============       ============       ============


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                    Six Months Ended
                                                                                                        March 31
                                                                                    -------------------------------------
                                                                                             1998               1997
                                                                                    -------------------------------------
Operating Activities
     Income from continuing operations before extraordinary loss                    $        76,270    $       59,274
     Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash
        provided by operating activities of continuing operations
            Depreciation                                                                     66,126            50,418
            Amortization                                                                     32,277            22,730
            Provisions for losses on accounts receivable                                     14,111            11,339
            Provision for deferred taxes                                                     31,000            30,000
            Writeoff of fixed assets related to transformation                                2,157            23,311
            Changes in  operating  assets and  liabilities,  net of effects from acquisitions and divestitures:
                   Increase in accounts receivable                                          (53,320)          (82,394)
                   Increase in inventories                                                  (48,197)          (81,428)
                   Increase in prepaid expenses                                             (15,251)          (34,154)
                   Increase in accounts payable, deferred
                      revenues and accrued expenses                                             965            47,907
            Miscellaneous                                                                    (4,855)            1,372
                                                                                      --------------     -------------
Net cash provided by operating activities of continuing operations                          101,283            48,375
Net cash provided by operating activities of
     discontinued operations                                                                                   24,176
                                                                                      --------------     -------------
Net cash provided by operating activities                                                   101,283            72,551

Investing activities
     Proceeds from the sale of property and equipment                                        12,215            19,106
     Payments received on long-term receivables                                               3,792             4,999
     Payments made on deferred liabilities                                                   (5,180)          (13,442)
     Cost of companies acquired, net of cash acquired                                       (39,859)          (99,856)
     Expenditures for property and equipment                                                (67,351)          (32,557)
     Expenditures for equipment on operating leases                                         (42,883)          (44,819)
     Purchase of miscellaneous assets                                                        (3,015)           (9,509)
     Finance subsidiaries receivables - additions                                          (728,789)         (741,735)
     Finance subsidiaries receivables - collections                                         379,240           303,913
                                                                                      --------------     -------------
Net cash used in investing activities of continuing operations                             (491,830)         (613,900)
Net cash used in investing activities of discontinued operations                                              (38,058)
                                                                                      --------------     -------------
Net cash used in investing activities                                                      (491,830)         (651,958)

Financing activities
     Payments of short-term borrowings, net                                                (149,799)         (131,380)
     Proceeds from issuance of long-term debt                                               259,333            39,878
     Proceeds from option exercises and sale of treasury shares                              15,584            33,134
     Proceeds from sale of finance subsidiaries lease receivables                            52,271            51,407
     Proceeds from discontinued operations                                                                    553,183
     Long-term debt repayments                                                               (8,190)         (316,784)
     Finance subsidiaries debt - additions                                                  399,600           427,688
     Finance subsidiaries debt - repayments                                                (155,000)          (76,000)
     Dividends paid                                                                         (20,523)          (33,815)
     Purchase of treasury shares                                                               (567)           (2,415)
                                                                                      --------------     -------------
Net cash provided by financing activities of continuing operations                          392,709           544,896
Net cash provided by financing activities of discontinued operations                                           13,882
                                                                                      --------------     -------------
Net cash provided by financing activities                                                   392,709           558,778
                                                                                      --------------     -------------

Net increase (decrease) in cash                                                               2,162           (20,629)
Cash at beginning of year                                                                    21,341            46,056
                                                                                      --------------     -------------
Cash at end of period                                                               $        23,503    $       25,427
                                                                                      ==============     =============

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

Note 2:  Debt

            On January 16, 1998, the Company's credit agreement with several banks was amended to increase the amount available from $400 million to $600 million and to extend the termination to January 16, 2003. There were no other significant changes to the terms of the agreement.

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

Note 3: Discontinued Operations

         Discontinued operations of the Company represent the operations of Unisource Worldwide, Inc. ("Unisource"), which was spun off as a separate public company on December 31, 1996. The results of discontinued operations, included in the Company's results of operations for the six months ended March 31, 1997, are as follows (in thousands):

                                                          Three Months Ended
                                                          December 31, 1996

         Revenues                                             $1,728,533
                                                              ==========

         Income before taxes                                  $   34,743
         Tax expense                                              14,592
                                                              ----------
         Net income                                           $   20,151
                                                              ==========

         In December 1996, Unisource repaid $553.5 million of intercompany debt outstanding with the Company and the Unisource stock was distributed to IKON shareholders. Equity of the Company was reduced by $952.3 million, which represented the equity of Unisource at December 31, 1996.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1998

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


Note 5:  Transformation Costs

         In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. In March 1997, the Company announced that it was accelerating the transformation program. As a result, the Company began to separately disclose these costs as a component of operating expenses on the Statement of Income. The Company expects to substantially complete the transformation program by the end of fiscal 1998. The transformation involves a variety of activities which the Company believes will significantly lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and service. These activities include consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first six months of fiscal 1998 of $39.7 million relate principally to severance and other employee-related costs, including temporary labor ($28.7 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($6.7 million) and technology conversion costs ($4.3 million). Transformation costs of $75.5 million for the first six months of fiscal 1997 consist primarily of severance and other employee-related costs, including temporary labor and costs related to consultants assisting in the transformation ($26.5 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($7.8 million), technology conversion costs, including write-off of the SAP computer platform pilot ($30.9 million) and costs incurred to adopt the IKON Office Solutions name worldwide ($10.3 million).

Note 6:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands):

For the fiscal quarter ended                                     3/31/98                      3/31/97
Numerator:
     Income from continuing operations                        $      39,286                $      14,615
     Preferred stock dividends                                        4,885                        4,885
                                                              -------------                 ------------
     Numerator for continuing operations
        basic earnings per share - income
        available to common shareholders                             34,401                        9,730

     Effect of dilutive securities:
        Convertible loan notes                                           77                           81
                                                              -------------                 ------------
     Numerator for continuing operations
        diluted earnings per share - income
        available to common shareholders
        after assumed conversions                             $      34,478                 $      9,811
                                                              =============                 ============

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1998

Note 6:  Earnings Per Share (continued)

Denominator:
     Weighted average shares                                        134,853                      134,797
     Contingently issuable shares                                       121
                                                              -------------                 ------------
     Denominator for basic earnings per
        share - weighted average shares                             134,974                      134,797

     Effect of dilutive securities:
        Additional contingently issuable shares                         141
        Employee stock options                                          929                        1,461
        Convertible loan notes                                          258                          287
                                                              -------------                 ------------
     Dilutive potential common shares                                 1,328                        1,748
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          136,302                      136,545
                                                              =============                 ============

Basic earnings per share from
     continuing operations                                            $0.25                        $0.07
                                                                      =====                        =====

Diluted earnings per share from
     continuing operations                                            $0.25                        $0.07
                                                                      =====                        =====

For the six months ended                                           3/31/98                       3/31/97
Numerator:
     Income from continuing operations                        $      76,270                $      59,274
     Preferred stock dividends                                        9,770                        9,770
                                                              -------------                 ------------
     Numerator for continuing operations
        basic earnings per share - income
        available to common shareholders                             66,500                       49,504

     Effect of dilutive securities:
        Convertible loan notes                                          155                          166
                                                              -------------                 ------------
     Numerator for continuing operations
        diluted earnings per share - income
        available to common shareholders
        after assumed conversions                             $      66,655                 $     49,670
                                                              =============                 ============

Denominator:
     Weighted average shares                                        134,284                      133,723
     Contingently issuable shares                                        60
                                                              -------------                 ------------
     Denominator for basic earnings per
        share - weighted average shares                             134,344                      133,723

     Effect of dilutive securities:
        Additional contingently issuable shares                         202
        Employee stock options                                          845                        1,504
        Convertible loan notes                                          258                          259
                                                              -------------                 ------------
     Dilutive potential common shares                                 1,305                        1,763
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          135,649                      135,486
                                                              =============                 ============

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1998

Note 6:  Earnings Per Share (continued)

Basic earnings per share from
     continuing operations                                            $0.49                        $0.37
                                                                      =====                        =====

Diluted earnings per share from
     continuing operations                                            $0.49                        $0.37
                                                                      =====                        =====


         Options to purchase 2,074,130 shares of common stock at $32.66 per share to $62.10 per share were outstanding during the second quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation because the effect of adding 9,682,144 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive. In accordance with the terms of the Series BB preferred stock, the Company expects to convert the Series BB preferred stock to common stock effective October 1, 1998.

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

                    Three and Six Months Ended March 31, 1998
           Compared with the Three and Six Months Ended March 31, 1997

         Revenues  and  income   before   taxes  for  the  second   quarter  and
year-to-date of fiscal 1998 compared to the second quarter and year-to-date of fiscal 1997 were as follows:

                                             Three Months Ended                       Six Months Ended
                                                   March 31             %                 March  31           %
                                               1998        1997        Change         1998       1997       Change
(in millions)
REVENUES                                     $1,439      $1,278        12.6%        $2,813     $2,418       16.3%
                                             ======      ======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                      $104.6      $102.9         1.7%        $206.6     $198.6        4.0%
Transformation costs                          (20.2)      (61.2)                     (39.7)     (75.5)
                                              ------      ------                     -----      -----
      Operating income                         84.4        41.7                      166.9      123.1
Interest expense                              (16.2)      (11.6)                     (33.3)     (19.8)
                                              ------      ------                     -----      -----
                                              $68.2       $30.1       126.6%        $133.6     $103.3       29.3%
                                              =====       =====                     ======     ======


SECOND QUARTER:
         The Company's second quarter revenues increased $161 million, or 12.6% over the second quarter of fiscal 1997, of which $98 million relates to current and prior year acquisitions and $63 million to base companies' internal growth. The Company's worldwide internal revenue growth was 5% in the second quarter of fiscal 1998 compared to 9% in the first quarter of fiscal 1998. Although revenues were ahead of the same period last year, second quarter fiscal 1998 results fell short of expectations. The shortfall is isolated to the Company's North American copier business and is the result of three major factors - 1) issues related to the ongoing transformation process; 2) competitive pricing pressures which have reduced margins on the equipment side of the business; and
3) product rationalization -- focusing on the products that provided the best solutions for our customers. Given these issues, the expected internal revenue growth rate for the remainder of the fiscal year has been revised downward to 5% to 7%. Revenues from the Company's operations outside the U.S. were $190 million for the second quarter of fiscal 1998 compared to $167 million for the same period of the prior fiscal year. The Company's European operations accounted for $16 million of the increase, primarily from acquisitions, while Canadian revenues increased $4 million as a result of acquisitions, net of negative internal growth in the second quarter. Other foreign operations revenue increased $3 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

         The Company's operating income increased by $42.7 million compared to the prior year's quarter. However, excluding transformation costs, operating income increased 1.7% to $104.6 million for the second quarter of fiscal 1998 compared to $102.9 million in the prior year. Finance subsidiaries contributed 21.3% of the Company's operating income before transformation costs in the second quarter of fiscal 1998 compared to 13.5% in the second quarter of fiscal 1997. The Company's operating margins were 5.9% in the second quarter of fiscal

1998, compared to 3.3% in the second quarter of fiscal 1997. Excluding transformation costs, the Company's operating margins were 7.3% in the second quarter of fiscal 1998, compared to 8.1% in the second quarter of fiscal 1997. Excluding transformation costs, the Company's second quarter fiscal 1998 operating margins were consistent with the last two quarters.

         Costs associated with the Company's transformation program decreased $41 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Second quarter 1997 transformation costs included the write-off of capitalized costs related to the abandoned SAP computer pilot program of $23 million and costs incurred to adopt the IKON Office Solutions name worldwide of $9 million. Other technology conversion costs, severance and other employee costs and facility consolidation costs decreased $9 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

         Operating income from foreign operations was $10.6 million for the second quarter of fiscal 1998, down $1.6 million from $12.2 million for the second quarter of fiscal 1997. European operations increased by $3.8 million in the second quarter, while Canadian operating income decreased $6.4 million, the impact of negative internal revenue growth. Other foreign operations increased $1.0 million in the second quarter of fiscal 1998. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.


SIX MONTHS:
         The Company's revenues for the six months ended March 31, 1998 increased $395 million, or 16.3% over the first six months of fiscal 1997, of which $227 million relates to current and prior year acquisitions and $168 million to base companies' internal growth. Revenues from the Company's operations outside the U.S. were $367 million for the first six months of fiscal 1998 compared to $314 million for the same period of the prior fiscal year. The Company's European operations accounted for $30 million of the increase, while Canadian revenues increased $18 million, both primarily from acquisitions. Other foreign operations revenue increased $5 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

         For the six months ended March 31, 1998, the Company's operating income increased by $43.8 million compared to the prior year. However, excluding transformation costs, operating income increased 4.0% to $206.6 million for the first six months of fiscal 1998 compared to $198.6 million in the prior year. Finance subsidiaries contributed 21.0% of the Company's operating income before transformation costs in the first six months of fiscal 1998 compared to 14.3% in the first six months of fiscal 1997. The Company's operating margins were 5.9% in the first six months of fiscal 1998, compared to 5.1% in the first six months of fiscal 1997. Excluding transformation costs, the Company's operating margins were 7.4% in the first six months of fiscal 1998, compared to 8.2% in the first six months of fiscal 1997.

         Costs associated with the Company's transformation program decreased approximately $36 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The first six months of fiscal 1997 transformation costs included the write-off of capitalized costs related to the abandoned SAP computer pilot program of $23 million and costs incurred to adopt the IKON Office Solutions name worldwide of $10 million. Other technology conversion costs, severance and other employee costs and facility consolidation costs decreased a net $3 million in the first six months of fiscal 1998 compared to the same period in the prior year.

         Operating income from foreign operations was $23.2 million for the six months ended March 31, 1998, up $1.1 million from the prior year's six month period. European operations increased by $5.2 million in the first six months, while Canadian operating income decreased $5.9 million and other foreign operations increased $1.8 million in the first six months of fiscal 1998. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

Acquisitions
         In the  second  quarter  of  fiscal  1998,  the  Company  completed  10 acquisitions, bringing total year-to-date acquisitions to 27. Of the 27 companies acquired this fiscal year, seven were outsourcing and imaging companies, nine were systems integration companies and 11 were traditional copier companies. The focus of acquisition activity for fiscal 1998 will be to continue to build a presence in Europe and expand capability in technology services and outsourcing/imaging.

Other
         Interest expense increased $4.6 million in the second quarter of fiscal 1998 and $13.5 million year-to-date. The increased expense is due to higher debt levels from investment in working capital, acquisitions and the share repurchase program which began in the third quarter of fiscal 1997.

         Income before taxes increased by $38.1 million in the second quarter and $30.3 million year-to-date over the prior year, primarily reflecting the combined result of internal revenue growth from base companies, along with earnings contributed by acquisitions, plus a decrease in transformation costs, net of increased interest costs. The effective income tax rate for the first six months of fiscal 1998 is 42.9% compared with 42.6% for the comparative period in fiscal 1997.

         The Company used the proceeds of a December 2, 1996 intercompany debt repayment of $553.5 million from its discontinued operation, Unisource, to prepay $514 million of corporate debt. The Company recorded an extraordinary charge of $12.2 million after tax ($18.7 million pretax) in the first quarter of fiscal 1997 primarily for prepayment penalties relating to its early extinguishment of certain corporate debt.

         Earnings per common share, assuming dilution, increased from $.07 per share for the second quarter of fiscal 1997 to $.25 per share for the second quarter of fiscal 1998. Excluding transformation costs, earnings per common share, assuming dilution, decreased 5.4% from $.37 per share for the second quarter of fiscal 1997 to $.35 per share in the second quarter of fiscal 1998. Year-to-date, earnings per share from continuing operations, assuming dilution, increased from $.37 per share for the first six months of fiscal 1997 to $.49 per share for the first six months of fiscal 1998. Excluding transformation costs, year-to-date earnings per share from continuing operations, assuming dilution, decreased 6.8% from $.73 per share for the first six months of fiscal 1997 to $.68 per share in the first six months of fiscal 1998. Including income from discontinued operations and the extraordinary loss on the extinguishment of debt, year-to-date earnings per share, assuming dilution, of the Company were $.79 for the first six months of fiscal 1997.


                        Financial Condition and Liquidity

         Net cash provided by operating activities for the first six months of fiscal 1998 was $101 million. During the same period, the Company used $492 million in cash for investing activities, which included net finance subsidiary activity of $350 million, acquisition activity at a cash cost of $40 million and capital expenditures for property and equipment of $67 million and capital expenditures for equipment on operating leases of $43 million. Investing activities were funded by cash from operations and financing activities. Cash provided by financing activities includes $101 million net increase in corporate debt and $245 million increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $917 million at March 31, 1998, an increase of $99 million from the debt balance at September 30, 1997 of $818 million. The debt to capital ratio, excluding finance subsidiaries, was 36.6% at March 31, 1998 compared to 35.6% at September 30, 1997. The Company has established goals to reduce working capital and related debt levels.

         On January 16, 1998, the Company amended its December 16, 1996 credit agreement to increase the borrowing limit from $400 million to $600 million. As of March 31, 1998, short-term borrowings supported by the agreement totaled $101 million. In October 1997, the Company completed a $250 million two tranche underwritten public offering consisting of $125 million 6.75% notes due November 1, 2004 and $125 million 7.3% notes due November 1, 2027. The 6.75% notes were sold at a discount to yield 6.794% and carry a make-whole call provision with a five basis-points premium. The 7.3% notes were also sold at a discount to yield 7.344% and carry a make-whole call provision with a 15 basis-points premium. The proceeds of the offering were used to repay short-term borrowings. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt grew by $244.6 million from September 30, 1997, a result of increased leasing activity. During the six months ended March 31, 1998, the U.S. finance subsidiary issued an additional $193.5 million under its medium term notes program, net of repayments. At March 31, 1998, $1.7 billion of medium term notes were outstanding with a weighted interest rate of 6.5%, while $1.3 billion remains available under this program. Under its $275 million asset securitization programs, the U.S. finance subsidiary sold $52.3 million in direct financing leases during the first six months of fiscal 1998, replacing those leases liquidated and leaving the amount of contracts sold unchanged. On April 30, 1998, the Company entered into a CN$175 million asset securitization agreement for direct financing lease receivables of its Canadian finance subsidiary. CN$70 million (approximately $49 million) of direct financing leases were sold under this agreement on April 30, 1998.

         The Company filed shelf registrations for 10 million shares of common stock in April 1997 and 5 million shares of common stock in March 1996. Shares issued under these registration statements are being used for acquisitions. Approximately 5.3 million shares have been issued under these shelf registrations through March 31, 1998, leaving 9.7 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through fiscal 1997, the Company repurchased 4.4 million common shares for $109.7 million. There were no shares repurchased under this program during the first six months of fiscal 1998.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and costs associated with the Company's transformation program. For the remainder of the fiscal year, the Company expects to incur $25 million to $40 million of expense to substantially complete its transformation initiatives.


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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         On  January  22,  1998,   the  Company  held  its  annual   meeting  of
shareholders, at which nine directors were elected to hold office until the election of their successors:

                                                For                   Withheld
         James R. Birle                     102,514,041               9,930,874
         Philip E. Cushing                  102,399,043              10,045,872
         Kurt E. Dinkelacker                102,452,665               9,992,250
         William F. Drake, Jr.              102,484,802               9,960,113
         Thomas P. Gerrity                  102,475,176               9,969,739
         Frederick S. Hammer                102,421,194              10,023,721
         Barbara Barnes Hauptfuhrer         102,500,741               9,944,174
         Richard A. Jalkut                  102,499,819               9,945,096
         John E. Stuart                     102,232,220              10,212,695



Item 6.  Exhibits and Reports on Form 8-K

         (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

               Exhibit No. (27) Financial Data Schedule

         (b)   Reports on Form 8-K

               On March 6, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, as an exhibit to the report, the effect of adoption of SFAS 128 on the Annual Report on Form 10-K for the fiscal year ended September 30, 1997 and the related restatement of earnings per share therein, so that such information may be incorporated by reference into Registration Statements filed on Forms S-3 and S-8 filed subsequent to the 8-K filing.


               On April 24, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, the press release dated April 22, 1998, which reported its earnings for the fiscal quarter ended March 31, 1998, provided earnings estimates for the remainder of the registrant's 1998 fiscal year and provided additional information regarding its business, acquisitions and transformation process.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                        IKON OFFICE SOLUTIONS, INC.


Date        May 14, 1998                /s/ Michael J. Dillon
                                        Michael J. Dillon
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit Number


         (27)       Financial Data Schedule