Form 10-Q/A
period 1998-03-31
IKON OFFICE SOLUTIONS INC
filed 1998-08-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A

(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

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

Yes  __X__     No ____

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____      No ____

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


PART I.   FINANCIAL INFORMATION


     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets--March 31, 1998
               and September 30, 1997

               Consolidated Statements of Income--Three and six months ended March 31, 1998 and March 31, 1997

               Consolidated Statements of Cash Flows--Six months ended March 31, 1998 and March 31, 1997

               Notes to Consolidated Financial Statements--
               March 31, 1998


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Securities Holders


     Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

Note: This Form 10-Q/A for the quarter ended March 31, 1998 is being filed in order to reflect restatement of the financial statements in the second quarter of fiscal 1998. Items 1 and 2, as well as Exhibit 27, are amended. See Note 7 to the financial statements.

                          PART I. FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )



                                           Restated
                                           March 31      September 30
ASSETS                                       1998            1997
------                                    ----------     ----------

Current Assets
    Cash                                  $   18,363     $   21,341
    Accounts receivable, net                 813,069        765,660
    Finance receivables, net                 760,648        670,784
    Inventories                              511,869        442,207
    Prepaid expenses                         109,060        101,294
    Deferred taxes                           122,122        124,520
                                          ----------     ----------
    Total current assets                   2,335,131      2,125,806
                                          ----------     ----------


Investments and Long-Term Receivables         12,789         17,508

Long-Term Finance Receivables, net         1,529,860      1,331,372

Equipment on Operating Leases, net           107,528        101,900

Property and Equipment, at cost              497,522        462,360
    Less accumulated depreciation            232,721        222,815
                                          ----------     ----------
                                             264,801        239,545
                                          ----------     ----------

Other Assets
    Goodwill                               1,369,415      1,348,133
    Miscellaneous                            160,642        159,622
                                          ----------     ----------
                                           1,530,057      1,507,755
                                          ----------     ----------


                                          $5,780,166     $5,323,886
                                          ==========     ==========




See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )


                                                                  Restated
                                                                  March 31       September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                1998             1997
------------------------------------                            -----------      -----------
Current Liabilities
    Current portion of long-term debt                           $    57,846      $    60,794
    Current portion of long-term debt, finance subsidiaries         402,827          251,711
    Notes payable                                                   113,203          266,979
    Trade accounts payable                                          205,579          206,547
    Accrued salaries, wages and commissions                          88,761          110,628
    Deferred revenues                                               205,074          208,612
    Other accrued expenses                                          295,349          268,511
                                                                -----------      -----------
    Total current liabilities                                     1,368,639        1,373,782
                                                                -----------      -----------

Long-Term Debt                                                      745,862          490,235

Long-Term Debt, Finance Subsidiaries                              1,587,527        1,494,043

Deferred Taxes                                                      352,409          330,996

Other Long-Term Liabilities                                         146,015          153,182


Shareholders' Equity
    Series BB conversion preferred stock, no par value:
       3,877 depositary shares issued and outstanding               290,170          290,170
    Common stock, no par value:
       Authorized 300,000 shares
       Issued 135,705 shares                                        677,681          677,681
    Retained earnings                                               625,123          574,646
    Foreign currency translation adjustment                          (1,007)            (728)
    Cost of common shares in treasury: 3/98 - 422 shares;
       9/97 - 2,401 shares                                          (12,253)         (60,121)
                                                                -----------      -----------
                                                                  1,579,714        1,481,648
                                                                -----------      -----------

                                                                $ 5,780,166      $ 5,323,886
                                                                ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                        Three Months Ended                Six Months Ended
                                                              March 31                        March 31
                                                   ----------------------------     ----------------------------
                                                      1998             1997            1998             1997
                                                   -----------      -----------     -----------     -----------
                                                     Restated                        Restated
Revenues
Net sales                                          $   786,943      $   722,197     $ 1,515,048     $ 1,351,624
Service and rentals                                    570,066          502,648       1,145,888         965,909
Finance income                                          74,580           53,015         144,910         100,761
                                                   -----------      -----------     -----------     -----------
                                                     1,431,589        1,277,860       2,805,846       2,418,294
                                                   -----------      -----------     -----------     -----------

Costs and Expenses
Cost of goods sold                                     501,547          461,696         969,747         863,742
Service and rental costs                               299,359          248,157         584,642         467,203
Finance interest expense                                32,959           23,370          63,705          43,381
Selling and administrative                             510,684          441,733         998,775         845,309
Transformation costs                                    18,192           61,190          37,711          75,533
                                                   -----------      -----------     -----------     -----------
                                                     1,362,741        1,236,146       2,654,580       2,295,168
                                                   -----------      -----------     -----------     -----------

Operating income                                        68,848           41,714         151,266         123,126
Interest expense                                        16,243           11,605          33,272          19,806
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before taxes
    and extraordinary loss                              52,605           30,109         117,994         103,320
Taxes on income                                         22,314           15,494          50,719          44,046
                                                   -----------      -----------     -----------     -----------
Income from continuing operations before
     extraordinary loss                                 30,291           14,615          67,275          59,274

Discontinued operations                                                                                  20,151
                                                   -----------      -----------     -----------     -----------
Income before extraordinary loss                        30,291           14,615          67,275          79,425
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                                                        (12,156)
                                                   -----------      -----------     -----------     -----------

Net Income                                              30,291           14,615          67,275          67,269
Less:  Preferred Dividends                               4,885            4,885           9,770           9,770
                                                   -----------      -----------     -----------     -----------
Available to Common Shareholders                   $    25,406      $     9,730     $    57,505     $    57,499
                                                   ===========      ===========     ===========     ===========

Basic and Diluted Earnings Per Share
Continuing Operations                              $      0.19      $      0.07     $      0.43     $      0.37
Discontinued Operations                                                                             $      0.15
Extraordinary loss                                                                                  $     (0.09)
                                                   -----------      -----------     -----------     -----------
                                                   $      0.19      $      0.07     $      0.43     $      0.43
                                                   ===========      ===========     ===========     ===========



See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      Six Months Ended
                                                                                          March 31
                                                                                 ------------------------
                                                                                    1998           1997
                                                                                 ------------------------
                                                                                 Restated
Operating Activities
     Income from continuing operations before extraordinary loss                 $  67,275      $  59,274
     Additions (deductions) to reconcile income from continuing operations before extraordinary loss to net cash
        provided by operating activities of continuing operations
            Depreciation                                                            66,144         50,418
            Amortization                                                            32,277         22,730
            Provisions for losses on accounts receivable                            14,111         11,339
            Provision for deferred taxes                                            31,000         30,000
            Writeoff of fixed assets related to transformation                       2,157         23,311
            Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                   Increase in accounts receivable                                 (48,117)       (82,394)
                   Increase in inventories                                         (62,955)       (81,428)
                   Increase in prepaid expenses                                    (10,418)       (34,154)
                   Increase in accounts payable, deferred
                      revenues and accrued expenses                                 13,844         47,907
            Miscellaneous                                                           (9,175)         1,372
                                                                                 ---------      ---------
Net cash provided by operating activities of continuing operations                  96,143         48,375
Net cash provided by operating activities of
     discontinued operations                                                                       24,176
                                                                                 ---------      ---------
Net cash provided by operating activities                                           96,143         72,551

Investing activities
     Proceeds from the sale of property and equipment                               12,215         19,106
     Payments received on long-term receivables                                      3,792          4,999
     Payments made on deferred liabilities                                          (5,180)       (13,442)
     Cost of companies acquired, net of cash acquired                              (39,859)       (99,856)
     Expenditures for property and equipment                                       (67,351)       (32,557)
     Expenditures for equipment on operating leases                                (42,883)       (44,819)
     Purchase of miscellaneous assets                                               (3,015)        (9,509)
     Finance subsidiaries receivables - additions                                 (728,789)      (741,735)
     Finance subsidiaries receivables - collections                                379,240        303,913
                                                                                 ---------      ---------
Net cash used in investing activities of continuing operations                    (491,830)      (613,900)
Net cash used in investing activities of discontinued operations                                  (38,058)
                                                                                 ---------      ---------
Net cash used in investing activities                                             (491,830)      (651,958)

Financing activities
     Payments of short-term borrowings, net                                       (149,799)      (131,380)
     Proceeds from issuance of long-term debt                                      259,333         39,878
     Proceeds from option exercises and sale of treasury shares                     15,584         33,134
     Proceeds from sale of finance subsidiaries lease receivables                   52,271         51,407
     Proceeds from discontinued operations                                                        553,183
     Long-term debt repayments                                                      (8,190)      (316,784)
     Finance subsidiaries debt - additions                                         399,600        427,688
     Finance subsidiaries debt - repayments                                       (155,000)       (76,000)
     Dividends paid                                                                (20,523)       (33,815)
     Purchase of treasury shares                                                      (567)        (2,415)
                                                                                 ---------      ---------
Net cash provided by financing activities of continuing operations                 392,709        544,896
Net cash provided by financing activities of discontinued operations                               13,882
                                                                                 ---------      ---------
Net cash provided by financing activities                                          392,709        558,778
                                                                                 ---------      ---------

Net increase (decrease) in cash                                                     (2,978)       (20,629)
Cash at beginning of year                                                           21,341         46,056
                                                                                 ---------      ---------
Cash at end of period                                                            $  18,363      $  25,427
                                                                                 =========      =========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Note 1:  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges described in note 7) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.


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


Note 5:  Transformation Costs

     In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. In March 1997, the Company announced that it was accelerating the transformation program. As a result, the Company began to separately disclose these costs as a component of operating expenses on the Statement of Income. The Company expects to substantially complete the transformation program by the end of fiscal 1998. The transformation involves a variety of activities which the Company believes will significantly lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and service. These activities include consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first six months of fiscal 1998 of $37.7 million relate principally to severance and other employee-related costs, including temporary labor ($26.7 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($6.7 million) and technology conversion costs ($4.3 million). Transformation costs of $75.5 million for the first six months of fiscal 1997 consist primarily of severance and other employee-related costs, including temporary labor and costs related to consultants assisting in the transformation ($26.5 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($7.8 million), technology conversion costs, including write-off of the SAP computer platform pilot ($30.9 million) and costs incurred to adopt the IKON name worldwide ($10.3 million).

Note 6:  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands):

For the fiscal quarter ended                   3/31/98      3/31/97
Numerator:
     Income from continuing operations          $30,291     $14,615
     Preferred stock dividends                    4,885       4,885
                                                -------     -------
     Numerator for continuing operations
        basic earnings per share - income
        available to common shareholders         25,406       9,730

     Effect of dilutive securities:
        Convertible loan notes                       77          81
                                                -------     -------
     Numerator for continuing operations
        diluted earnings per share - income
        available to common shareholders
        after assumed conversions               $25,483     $ 9,811
                                                =======     =======

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1998

Note 6:  Earnings Per Share (continued)

Denominator:
     Weighted average shares                         134,853      134,797
     Contingently issuable shares                        121
                                                    --------     --------
     Denominator for basic earnings per
        share - weighted average shares              134,974      134,797

     Effect of dilutive securities:
        Additional contingently issuable shares          141
        Employee stock options                           929        1,461
        Convertible loan notes                           258          287
                                                    --------     --------
     Dilutive potential common shares                  1,328        1,748
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions           136,302      136,545
                                                    ========     ========

Basic earnings per share from
     continuing operations                          $   0.19     $   0.07
                                                    ========     ========

Diluted earnings per share from
     continuing operations                          $   0.19     $   0.07
                                                    ========     ========

For the six months ended                             3/31/98      3/31/97
-------------------------------------------------------------------------
Numerator:
     Income from continuing operations              $ 67,275     $ 59,274
     Preferred stock dividends                         9,770        9,770
                                                    --------     --------
     Numerator for continuing operations
        basic earnings per share - income
        available to common shareholders              57,505       49,504

     Effect of dilutive securities:
        Convertible loan notes                           155          166
                                                    --------     --------
     Numerator for continuing operations
        diluted earnings per share - income
        available to common shareholders
        after assumed conversions                   $ 57,660     $ 49,670
                                                    ========     ========

Denominator:
     Weighted average shares                         134,284      133,723
     Contingently issuable shares                         60
                                                    --------     --------
     Denominator for basic earnings per
        share - weighted average shares              134,344      133,723

     Effect of dilutive securities:
        Additional contingently issuable shares          202
        Employee stock options                           845        1,504
        Convertible loan notes                           258          259
                                                    --------     --------
     Dilutive potential common shares                  1,305        1,763
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions           135,649      135,486
                                                    ========     ========

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1998

Note 6: Earnings Per Share (continued)

Basic earnings per share from
     continuing operations          $   0.43  $   0.37
                                    ========  ========

Diluted earnings per share from
     continuing operations          $   0.43  $   0.37
                                    ========  ========

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


Note 7:  Restatement

     The Company completed an in-depth review of its operations in August 1998 and concluded that there had been a breakdown in the execution of internal controls at four operating units. As a result, the Company has restated earnings for the quarter and six months ended March 31, 1998 to reflect a $15.6 million charge ($9.0 million net of income taxes). Restated net income for the quarter ended March 31, 1998 is $30.3 million ($.19 per share) compared to previously reported net income of $39.3 million ($.25 per share).

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

                    Three and Six Months Ended March 31, 1998
           Compared with the Three and Six Months Ended March 31, 1997

     Revenues and income before taxes for the second quarter and year-to-date of fiscal 1998 compared to the second quarter and year-to-date of fiscal 1997 were as follows:

                                             Three Months Ended                               Six Months Ended
                                                  March 31               %              March  31             %
                                              1998        1997        Change         1998       1997        Change
                                              ----        ----        ------         ----       ----        ------
(in millions)
REVENUES                                     $1,432      $1,278        12.1%        $2,806     $2,418       16.0%
                                             ======      ======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                       $87.0      $102.9       (15.5)%       $189.0     $198.6       (4.8)%
Transformation costs                          (18.2)      (61.2)                     (37.7)     (75.5)
                                              ------      ------                      -----      -----
      Operating income                         68.8        41.7                      151.3      123.1
Interest expense                              (16.2)      (11.6)                     (33.3)     (19.8)
                                              ------      ------                     -----      -----
                                              $52.6       $30.1        74.8%        $118.0     $103.3       14.2%
                                              =====       =====                     ======     ======


SECOND QUARTER:
     The Company's second quarter revenues increased $154 million, or 12.1% over the second quarter of fiscal 1997, of which $98 million relates to current and prior year acquisitions and $56 million to base companies' internal growth. The Company's worldwide internal revenue growth was 4% in the second quarter of fiscal 1998 compared to 9% in the first quarter of fiscal 1998. Although revenues were ahead of the same period last year, second quarter fiscal 1998 results fell short of expectations. The shortfall is isolated to the Company's North American copier business and is the result of three major factors - 1) issues related to the ongoing transformation process; 2) competitive pricing pressures which have reduced margins on the equipment side of the business; and
3) product rationalization -- focusing on the products that provided the best solutions for our customers. Revenues from the Company's operations outside the U.S. were $190 million for the second quarter of fiscal 1998 compared to $167 million for the same period of the prior fiscal year. The Company's European operations accounted for $16 million of the increase, primarily from acquisitions, while Canadian revenues increased $4 million as a result of acquisitions, net of negative internal growth in the second quarter. Other foreign operations revenue increased $3 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

     The Company's operating income increased by $27.1 million compared to the prior year's quarter. However, excluding transformation costs, operating income decreased 15.5% to $87.0 million for the second quarter of fiscal 1998 compared to $102.9 million in the prior year. This decrease is a result of a breakdown in internal controls at four operating units, which resulted in a $15.6 million charge. Finance subsidiaries contributed 25.6% of the Company's operating income before transformation costs in the second quarter of fiscal 1998 compared to 13.5% in the second quarter of fiscal 1997. The Company's operating margins were 4.8% in the second quarter of fiscal 1998, compared to 3.3% in the second quarter of fiscal 1997. Excluding transformation costs, the Company's operating margins were 6.1% in the second quarter of fiscal 1998, compared to 8.1% in the second quarter of fiscal 1997.

     Costs associated with the Company's transformation program decreased $43 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Second quarter 1997 transformation costs included the write-off of costs related to the abandoned SAP computer pilot program of $23 million and costs incurred to adopt the IKON name worldwide of $9 million. Other technology conversion costs, severance and other employee costs and facility consolidation costs decreased $11 million in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

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


SIX MONTHS:
     The Company's revenues for the six months ended March 31, 1998 increased $388 million, or 16.0% over the first six months of fiscal 1997, of which $227 million relates to current and prior year acquisitions and $161 million to base companies' internal growth. Revenues from the Company's operations outside the U.S. were $367 million for the first six months of fiscal 1998 compared to $314 million for the same period of the prior fiscal year. The Company's European operations accounted for $30 million of the increase, while Canadian revenues increased $18 million, both primarily from acquisitions. Other foreign operations revenue increased $5 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

     For the six months ended March 31, 1998, the Company's operating income increased by $28.2 million compared to the prior year. However, excluding transformation costs, operating income decreased 4.8% to $189.0 million for the first six months of fiscal 1998 compared to $198.6 million in the prior year. Finance subsidiaries contributed 22.9% of the Company's operating income before transformation costs in the first six months of fiscal 1998 compared to 14.3% in the first six months of fiscal 1997. The Company's operating margins were 5.4% in the first six months of fiscal 1998, compared to 5.1% in the first six months of fiscal 1997. Excluding transformation costs, the Company's operating margins were 6.7% in the first six months of fiscal 1998, compared to 8.2% in the first six months of fiscal 1997.

     Costs associated with the Company's transformation program decreased approximately $38 million in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. The first six months of fiscal 1997 transformation costs included the write-off of cost related to the abandoned SAP computer pilot program of $23 million and costs incurred to adopt the IKON name worldwide of $10 million. Other technology conversion costs, severance and other employee costs and facility consolidation costs decreased a net $5 million in the first six months of fiscal 1998 compared to the same period in the prior year.

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

     Income before taxes increased by $22.5 million in the second quarter and $14.7 million year-to-date over the prior year, primarily reflecting the combined result of internal revenue growth from base companies, along with earnings contributed by acquisitions, plus a decrease in transformation costs, net of increased interest costs. The effective income tax rate for the first six months of fiscal 1998 is 43.0% compared with 42.6% for the comparative period in fiscal 1997.

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

     Earnings per common share, assuming dilution, increased from $.07 per share for the second quarter of fiscal 1997 to $.19 per share for the second quarter of fiscal 1998. Excluding transformation costs, earnings per common share, assuming dilution, decreased 27.0% from $.37 per share for the second quarter of fiscal 1997 to $.27 per share in the second quarter of fiscal 1998. Year-to-date, earnings per share from continuing operations, assuming dilution, increased from $.37 per share for the first six months of fiscal 1997 to $.43 per share for the first six months of fiscal 1998. Excluding transformation costs, year-to-date earnings per share from continuing operations, assuming dilution, decreased 16.4% from $.73 per share for the first six months of fiscal 1997 to $.61 per share in the first six months of fiscal 1998. Including income from discontinued operations and the extraordinary loss on the extinguishment of debt, year-to-date earnings per share, assuming dilution, of the Company were $.43 for the first six months of fiscal 1997.


                        Financial Condition and Liquidity

     Net cash provided by operating activities for the first six months of fiscal 1998 was $96 million. During the same period, the Company used $492 million in cash for investing activities, which included net finance subsidiary activity of $350 million, acquisition activity at a cash cost of $40 million and capital expenditures for property and equipment of $67 million and capital expenditures for equipment on operating leases of $43 million. Investing activities were funded by cash from operations and financing activities. Cash provided by financing activities includes $101 million net increase in corporate debt and $245 million increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $917 million at March 31, 1998, an increase of $99 million from the debt balance at September 30, 1997 of $818 million. The debt to capital ratio, excluding finance subsidiaries, was 36.7% at March 31, 1998 compared to 35.6% at September 30, 1997. The Company has established goals to reduce working capital and related debt levels.

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

                           PART II. OTHER INFORMATION





Item 4.  Submission of Matters to a Vote of Security Holders

     On January 22, 1998, the Company held its annual meeting of shareholders, at which nine directors were elected to hold office until the election of their successors:

                                        For           Withheld
     James R. Birle                 102,514,041       9,930,874
     Philip E. Cushing              102,399,043      10,045,872
     Kurt E. Dinkelacker            102,452,665       9,992,250
     William F. Drake, Jr           102,484,802       9,960,113
     Thomas P. Gerrity              102,475,176       9,969,739
     Frederick S. Hammer            102,421,194      10,023,721
     Barbara Barnes Hauptfuhrer     102,500,741       9,944,174
     Richard A. Jalkut              102,499,819       9,945,096
     John E. Stuart                 102,232,220      10,212,695



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


                                             IKON OFFICE SOLUTIONS, INC.


Date     August 14, 1998                     /s/ Michael J. Dillon
        ----------------                     ---------------------
                                             Michael J. Dillon
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


      (27)     Financial Data Schedule