Form 10-Q
period 1998-06-30
IKON OFFICE SOLUTIONS INC
filed 1998-08-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes    X    No _____

* Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

Common Stock, no par value                            135,556,149 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--June 30, 1998
                         and September 30, 1997

                         Consolidated   Statements  of  Income--Three  and  nine
                         months ended June 30, 1998 and June 30, 1997

                         Consolidated Statements of Cash Flows--Nine months ended June 30, 1998 and June 30, 1997

                         Notes to Consolidated Financial Statements--
                         June 30, 1998


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


     Item 5.             Other Information

     Item 6.             Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION



Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )


                                             June 30      September 30
ASSETS                                         1998           1997

Current Assets
    Cash                                      $4,633        $21,341
    Accounts receivable, net                 760,872        765,660
    Finance receivables, net                 800,919        670,784
    Inventories                              475,827        442,207
    Prepaid expenses                         108,133        101,294
    Deferred taxes                           122,028        124,520
                                          ----------     ----------
    Total current assets                   2,272,412      2,125,806
                                          ----------     ----------


Investments and Long-Term Receivables         16,482         17,508

Long-Term Finance Receivables, net         1,535,008      1,331,372

Equipment on Operating Leases, net           112,870        101,900

Property and Equipment, at cost              498,725        462,360
    Less accumulated depreciation            237,809        222,815
                                          ----------     ----------
                                             260,916        239,545
                                          ----------     ----------

Other Assets
    Goodwill                               1,354,736      1,348,133
    Miscellaneous                            155,817        159,622
                                          ----------     ----------
                                           1,510,553      1,507,755
                                          ----------     ----------


                                          $5,708,241     $5,323,886
                                          ==========     ==========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                  June 30         September 30
LIABILITIES AND SHAREHOLDERS' EQUITY                                1998               1997
Current Liabilities
    Current portion of long-term debt                              $125,073          $60,794
    Current portion of long-term debt, finance subsidiaries         645,911          251,711
    Notes payable                                                    90,677          266,979
    Trade accounts payable                                          224,838          206,547
    Accrued salaries, wages and commissions                         100,711          110,628
    Deferred revenues                                               205,050          208,612
    Other accrued expenses                                          250,795          268,511
                                                                -----------      -----------
    Total current liabilities                                     1,643,055        1,373,782
                                                                -----------      -----------

Long-Term Debt                                                      664,567          490,235

Long-Term Debt, Finance Subsidiaries                              1,433,635        1,494,043

Deferred Taxes                                                      340,321          330,996

Other Long-Term Liabilities                                         138,616          153,182


Shareholders' Equity
    Series BB conversion preferred stock, no par value:
       3,877 depositary shares issued and outstanding               290,170          290,170
    Common stock, no par value:
       Authorized 300,000 shares
       Issued 135,705 shares                                        677,681          677,681
    Retained earnings                                               526,932          574,646
    Foreign currency translation adjustment                          (1,198)            (728)
    Cost of common shares in treasury: 6/98 - 179 shares;
       9/97 - 2,401 shares                                           (5,538)         (60,121)
                                                                -----------      -----------
                                                                  1,488,047        1,481,648
                                                                -----------      -----------

                                                                 $5,708,241       $5,323,886
                                                                ===========      ===========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                         Three Months Ended                Nine Months Ended
                                                              June 30                          June 30
                                                        1998             1997            1998             1997
Revenues
Net sales                                              $721,044         $714,461       $2,236,092       $2,066,085
Service and rentals                                     594,806          542,395        1,740,694        1,508,304
Finance income                                           78,878           59,450          223,788          160,211
                                                    -----------      -----------      -----------      -----------
                                                      1,394,728        1,316,306        4,200,574        3,734,600
                                                    -----------      -----------      -----------      -----------

Costs and Expenses
Cost of goods sold                                      520,442          455,358        1,490,189        1,319,100
Service and rental costs                                307,632          273,219          892,274          740,422
Finance interest expense                                 33,171           26,350           96,876           69,731
Selling and administrative                              587,772          473,699        1,586,547        1,319,008
Loss from asset impairment                               20,000                            20,000
Transformation costs                                     16,539           22,961           54,250           98,494
                                                    -----------      -----------      -----------      -----------
                                                      1,485,556        1,251,587        4,140,136        3,546,755
                                                    -----------      -----------      -----------      -----------

Operating income (loss)                                 (90,828)          64,719           60,438          187,845
Interest expense                                         17,684           12,089           50,956           31,895
                                                    -----------      -----------      -----------      -----------
Income (loss) from continuing operations before
    taxes and extraordinary loss                       (108,512)          52,630            9,482          155,950
Taxes on income                                         (19,867)          22,502           30,852           66,548
                                                    -----------      -----------      -----------      -----------
Income (loss) from continuing operations before
     extraordinary loss                                 (88,645)          30,128          (21,370)          89,402

Discontinued operations                                                                                     20,151
                                                    -----------      -----------      -----------      -----------
Income (loss) before extraordinary loss                 (88,645)          30,128          (21,370)         109,553
Extraordinary loss from early extinguishment
     of debt, net of tax benefit                                                                           (12,156)
                                                    -----------      -----------      -----------      -----------

Net Income (Loss)                                       (88,645)          30,128          (21,370)          97,397
Less:  Preferred Dividends                                4,885            4,885           14,655           14,655
                                                    -----------      -----------      -----------      -----------
Available to Common Shareholders                       $(93,530)         $25,243         $(36,025)         $82,742
                                                    ===========      ===========      ===========      ===========

Basic and Diluted Earnings Per Share
Continuing Operations                                    $(0.69)           $0.19           $(0.27)           $0.56
Discontinued Operations                                                                                      $0.15
Extraordinary loss                                                                                          $(0.09)
                                                    -----------      -----------      -----------      -----------
                                                         $(0.69)           $0.19           $(0.27)           $0.62
                                                    ===========      ===========      ===========      ===========

Cash Dividends Per Share of Common Stock                   $.04             $.04             $.12             $.22
                                                    ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Nine Months Ended
                                                                                       June 30
                                                                                 1998             1997
Operating Activities
    Income (loss) from continuing operations before extraordinary loss        $(21,370)         $89,402
    Additions (deductions) to reconcile income (loss) from continuing operations before extraordinary loss to net cash
       provided by operating activities of continuing operations
          Depreciation                                                         101,219           77,335
          Amortization                                                          50,152           34,737
          Provisions for losses on accounts receivable                          46,421           18,385
          Provision for deferred taxes                                          14,000           58,000
          Writeoff of fixed assets related to transformation                     3,459           24,183
          Loss from asset impairment                                            20,000
          Changes in  operating  assets and  liabilities,  net
             of effects from acquisitions and divestitures:
                 Increase in accounts receivable                               (27,364)        (175,078)
                 Increase in inventories                                       (26,802)        (105,960)
                 Increase in prepaid expenses                                  (10,445)         (34,241)
                 Increase in accounts payable, deferred
                    revenues and accrued expenses                               19,473            7,162
          Miscellaneous                                                         (9,322)          10,453
                                                                           -----------      -----------
Net cash provided by operating activities of continuing operations             159,421            4,378
Net cash provided by operating activities of
    discontinued operations                                                                      24,174
                                                                           -----------      -----------
Net cash provided by operating activities                                      159,421           28,552

Investing activities
    Proceeds from the sale of property and equipment                            24,087           25,878
    Payments made on deferred liabilities                                       (7,295)         (19,501)
    Cost of companies acquired, net of cash acquired                           (41,186)        (128,772)
    Expenditures for property and equipment                                    (91,228)         (76,863)
    Expenditures for equipment on operating leases                             (68,969)         (51,767)
    Purchase of miscellaneous assets                                            (9,042)         (10,585)
    Finance subsidiaries receivables - additions                            (1,156,662)      (1,092,435)
    Finance subsidiaries receivables - collections                             626,042          477,994
                                                                           -----------      -----------
Net cash used in investing activities of continuing operations                (724,253)        (876,051)
Net cash used in investing activities of discontinued operations                                (38,058)
                                                                           -----------      -----------
Net cash used in investing activities                                         (724,253)        (914,109)

Financing activities
    Proceeds (payments) of short-term borrowings, net                         (172,398)          84,210
    Proceeds from issuance of long-term debt                                   259,356           36,662
    Proceeds from option exercises and sale of treasury shares                  17,566           39,348
    Proceeds from sale of finance subsidiaries lease receivables               162,095           77,251
    Proceeds from discontinued operations                                                       553,700
    Long-term debt repayments                                                  (17,704)        (322,971)
    Finance subsidiaries debt - additions                                      601,892          697,215
    Finance subsidiaries debt - repayments                                    (267,890)        (159,000)
    Dividends paid                                                             (30,830)         (43,978)
    Purchase of treasury shares                                                 (3,963)        (112,154)
                                                                           -----------      -----------
Net cash provided by financing activities of continuing operations             548,124          850,283
Net cash provided by financing activities of discontinued operations                             13,882
                                                                           -----------      -----------
Net cash provided by financing activities                                      548,124          864,165
                                                                           -----------      -----------

Net decrease in cash                                                           (16,708)         (21,392)
Cash at beginning of year                                                       21,341           46,056
                                                                           -----------      -----------
Cash at end of period                                                           $4,633          $24,664
                                                                           ===========      ===========


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

Note 1:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals and the unusual charges described in note 8) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. Certain prior year amounts have been reclassified to conform with the current year presentation.


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


Note 3: Discontinued Operations

         Discontinued operations of the Company represent the operations of Unisource Worldwide, Inc. ("Unisource"), which was spun off as a separate public company on December 31, 1996. The results of discontinued operations, included in the Company's results of operations for the nine months ended June 30, 1997, are as follows (in thousands):

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

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1998

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


Note 5:  Transformation Costs

         In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. In March 1997, the Company announced that it was accelerating the transformation program. As a result, the Company began to separately disclose these costs as a component of operating expenses on the Statement of Income. The Company expects to substantially complete the transformation program by the end of fiscal 1998. The transformation involves a variety of activities which the Company believes will ultimately lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and service. These activities include consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first nine months of fiscal 1998 of $54.3 million relate principally to severance and other employee-related costs, including temporary labor ($36.7 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($12.2 million) and technology conversion costs ($5.4 million). Transformation costs of $98.5 million for the first nine months of fiscal 1997 consist primarily of severance and other employee-related costs, including temporary labor and costs related to consultants assisting in the transformation ($40.1 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($13.1 million), technology conversion costs, including write-off of the SAP computer platform pilot ($34.7 million) and costs incurred to adopt the IKON name worldwide ($10.6 million).


Note 6:  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations (in thousands):

For the fiscal quarter ended                                     6/30/98                      6/30/97
Numerator:
     Income (loss) from continuing operations                 $    (88,645)                $      30,128
     Preferred stock dividends                                        4,885                        4,885
                                                              -------------                 ------------
     Numerator for continuing operations
        basic earnings (loss) per share - income
        (loss) available to common shareholders                    (93,530)                       25,243

     Effect of dilutive securities:
        Convertible loan notes                                                                        83
                                                              -------------                 ------------
     Numerator for continuing operations
        diluted earnings (loss) per share - income
        (loss) available to common shareholders
        after assumed conversions                             $    (93,530)                 $     25,326
                                                              =============                 ============

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1998

Note 6:  Earnings (Loss) Per Share (continued)

Denominator:
     Weighted average shares                                        135,465                      132,781
     Contingently issuable shares                                       116
                                                              -------------                 ------------
     Denominator for basic earnings (loss)
        per share - weighted average shares                         135,581                      132,781

     Effect of dilutive securities:
        Additional contingently issuable shares
        Employee stock options                                                                       771
        Convertible loan notes                                                                       287
                                                              -------------                 ------------
     Dilutive potential common shares                                                              1,058
     Denominator for diluted earnings (loss) per
            share - adjusted weighted average
            shares and assumed conversions                          135,581                      133,839
                                                              =============                 ============

Basic earnings (loss) per share from
     continuing operations                                          ($0.69)                        $0.19
                                                              =============                 ============

Diluted earnings (loss) per share from
     continuing operations                                          ($0.69)                        $0.19
                                                              =============                 ============

For the nine months ended                                          6/30/98                       6/30/97
Numerator:
     Income (loss) from continuing operations                 $    (21,370)                $      89,402
     Preferred stock dividends                                       14,655                       14,655
                                                              -------------                 ------------
     Numerator for continuing operations
        basic earnings (loss) per share - income
        (loss) available to common shareholders                    (36,025)                       74,747

     Effect of dilutive securities:
        Convertible loan notes                                                                       249
                                                              -------------                 ------------
     Numerator for continuing operations
        diluted earnings (loss) per share - income
        (loss) available to common shareholders
        after assumed conversions                             $    (36,025)                 $     74,996
                                                              =============                 ============

Denominator:
     Weighted average shares                                        134,681                      133,410
     Contingently issuable shares                                       118
                                                              -------------                 ------------
     Denominator for basic earnings (loss) per
        share - weighted average shares                             134,799                      133,410

     Effect of dilutive securities:
        Additional contingently issuable shares
        Employee stock options                                                                     1,259
        Convertible loan notes                                                                       268
                                                              -------------                 ------------
     Dilutive potential common shares                                                              1,527
     Denominator for diluted earnings (loss) per
            share - adjusted weighted average
            shares and assumed conversions                          134,799                      134,937
                                                              =============                 ============

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1998

Note 6:  Earnings (Loss) Per Share (continued)

Basic earnings (loss) per share from
     continuing operations                                          ($0.27)                        $0.56
                                                                     ======                        =====

Diluted earnings (loss) per share from
     continuing operations                                          ($0.27)                        $0.56
                                                                     ======                        =====


         Basic and diluted loss per share amounts are the same in fiscal 1998 because the effect, if any, of securities considered in the diluted computation would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation for 1997 because the effect of adding 9,682,144 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive.


Note 7:  Income Taxes

         Tax expense for the first nine months of fiscal 1998 was $31.0 million on income before taxes of $9.5 million. The unusual effective tax rate of 325% is the result of the impact of non-tax deductible items (primarily goodwill amortization and loss from asset impairment) in relation to lower income before taxes.

Note 8:  Unusual Charges and Restatement of Second Quarter Results

         The Company completed an in-depth review of its operations during August 1998 and determined that it was necessary and appropriate to take charges to earnings totaling $110 million on a pre-tax basis. Of those charges, $94 million was applied against earnings for the quarter ended June 30, 1998 and $16 million against the quarter ended March 31, 1998, which has been restated. The charges related to increased accounts receivable reserves ($20 million), increased  lease  default  reserves  ($28  million),  an asset  impairment  in a technology  service  company  involved in  high-end  software  development  ($20 million), adjustments related to a breakdown in internal controls at four operating units ($19 million third quarter, $16 million second quarter) and adjustments at other operating units ($7 million).

         The Company has restated earnings for the quarter ended March 31, 1998 to reflect the $16 million charge ($9 million net of income taxes). Restated net income for the quarter ended March 31, 1998 is $30.3 million ($.19 per share) compared to previously reported net income of $39.3 million ($.25 per share).

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

         IKON sells, rents and leases photocopiers, digital printers and other automated office equipment for use in both traditional and integrated office environments. IKON also provides outsourcing and imaging services and offers consulting, design, computer networking and technology training for the networked office environment.

                              Results of Operations

         The discussion of the results of operations reviews the continuing operations of the Company as reported in the Consolidated Statements of Income.

                    Three and Nine Months Ended June 30, 1998
           Compared with the Three and Nine Months Ended June 30, 1997

         Results of operations for the third quarter and year-to-date of fiscal 1998 compared to the third quarter and year-to-date of fiscal 1997 were as follows:

                                             Three Months Ended                     Nine Months Ended
                                                   June 30               %               June  30               %
                                               1998        1997        Change         1998       1997         Change
(in millions)
REVENUES                                     $1,395      $1,316         6.0%        $4,201     $3,735          12.5%
                                             ======      ======                     ======     ======

INCOME (LOSS) BEFORE TAXES:
Operating income (loss), excluding
   transformation costs                      ($74.3)      $87.7                     $114.7     $286.3         (59.9%)
Transformation costs                          (16.5)      (23.0)                     (54.3)     (98.5)
                                              -----       -----                      -----      -----
      Operating income (loss)                 (90.8)       64.7                       60.4      187.8
Interest expense                              (17.7)      (12.1)                     (50.9)     (31.9)
                                              -----       -----                      -----      -----
                                            ($108.5)      $52.6                       $9.5      $155.9        (93.9%)
                                             ======      ======                     ======     ======

THIRD QUARTER:
         The Company's third quarter revenues increased $79 million, or 6.0% over the third quarter of fiscal 1997. Net sales, which includes equipment revenue, increased $7 million or .9%. Equipment revenues have been impacted by increasing competition, which is driving sales prices down, although the Company continues to maintain its market share. As a result of the recent acceleration of the shift from black and white analog product to digital product, prices are falling for black and white analog sales. Service and rental revenue increased $52 million or 9.7%. This increase resulted from increases in equipment service revenue, outsourcing and systems integration consulting. Finance income increased $19 million, or 32.7% due to the growth in the lease portfolio.

         Revenues from the Company's operations outside the U.S. were $181 million for the third quarter of fiscal 1998 compared to $169 million for the same period of the prior fiscal year. The Company's European operations accounted for $4 million of the increase, while Canadian revenues increased $6 million and other foreign operations revenue increased $2 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

         The Company's operating income decreased by $155.5 million compared to the prior year's quarter. Excluding transformation costs, operating income decreased $162.0 million to a $74.3 million loss for the third quarter of fiscal 1998 compared to $87.7 million of income in the prior year. The Company completed an in-depth review of its operations during August 1998 and determined that it was necessary and appropriate to take charges to earnings totaling $110 million on a pre-tax basis. $94 million of those charges were applied against third quarter 1998 earnings and $16 million against second quarter earnings, which have been restated. These adjustments relate to the following four areas:

1) Increases to accounting estimates for lease default reserves of $28 million and accounts receivable reserves of $20 million. The increase in lease default reserves is a result of recent trends in customer defaults, especially in the print-for-pay customer segment of the business. The increase in the accounts receivable reserve relates primarily to certain business units which are experiencing billing and collection issues relating to systems conversion and consolidation of operating locations, 2) A $20 million loss from an asset impairment in a technology service company involved in high-end software development, 3) $19 million of third quarter adjustments related to the breakdown in the execution of internal controls at four operating units (these breakdowns also caused the $16 million charge in the second quarter), and 4) $7 million of adjustments at other operating units. Excluding the third quarter charges, pre-transformation operating income would have been $19.8 million, which is substantially below the prior year's pre-transformation third quarter operating income of $87.7 million. This decrease relates primarily to gross margin declines in equipment sales due to increasing competition in the high-end, black and white and new digital products. Gross margins in the third quarter of fiscal 1998 were 38.2%, 40.3% exclusive of unusual charges, compared to 42.7% in the prior year. Gross margins are lower this quarter than the previous quarter due to competitive pricing in equipment sales and because the lower margin outsourcing and technology services business have become a larger part of the revenue mix. The Company expects this trend to continue as gross margins continue to be impacted by these factors. Selling and administrative expense as a percent of revenue was 42.1% in the third quarter of fiscal 1998 compared to 36.0% in the third quarter of fiscal 1997. Adjusted for unusual charges, selling and administrative expense to revenue would have been 38.9%, which is still an increase over the third quarter of fiscal 1997. The Company intends to reduce the selling and administrative expense to revenue relationship by focusing on increased sales productivity and implementation of an expense reduction program.

         Costs associated with the Company's transformation program decreased $7 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. Severance and other employee costs decreased $4 million and facility consolidation costs decreased $3 million in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

         Operating income from foreign operations was $7.2 million for the third quarter of fiscal 1998, excluding the effects of the unusual charges, down $5.6 million from $12.8 million for the third quarter of fiscal 1997. European operations decreased by $.3 million in the third quarter, while Canadian operating income decreased $6.7 million. Other foreign operations increased $1.4 million in the third quarter of fiscal 1998. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.


NINE MONTHS:
         The Company's revenues for the nine months ended June 30, 1998 increased $466 million, or 12.5% over the first nine months of fiscal 1997. This increase consists of increased net sales of $170 million, or 8.2%, increased service and rental revenue of $232 million, or 15.4% and increased finance income of $64 million, or 39.7%.

         Revenues from the Company's operations outside the U.S. were $548 million for the first nine months of fiscal 1998 compared to $483 million for the same period of the prior fiscal year. The Company's European operations accounted for $35 million of the increase, while Canadian revenues increased $24 million and other foreign operations revenue increased $6 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

         For the nine months ended June 30, 1998, the Company's operating income decreased by $127.4 million compared to the prior year. Excluding transformation costs, operating income decreased $171.6 million to $114.7 million for the first nine months of fiscal 1998 compared to $286.3 million in the prior year. As noted above, the Company took charges to earnings of $110 million on a pre-tax basis in fiscal 1998. Excluding these charges, pre-transformation operating income would have been $226.4 million, which is a decrease from the prior year of 20.9%. The year to date operating income has been impacted by the third quarter issues discussed above.

         Costs associated with the Company's transformation program decreased approximately $44 million in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. The first nine months of fiscal 1997 transformation costs included the write-off of cost related to the abandoned SAP computer pilot program of $23 million and costs incurred to adopt the IKON name worldwide of $10 million. Other technology conversion costs, severance and other employee costs and facility consolidation costs decreased a net $11 million in the first nine months of fiscal 1998 compared to the same period in the prior year.

         Operating income from foreign operations was $30.6 million for the nine months ended June 30, 1998, excluding the effects of the unusual charges, down $4.4 million from the prior year's nine month period. European operations increased by $4.9 million in the first nine months, while Canadian operating income decreased $12.7 million and other foreign operations increased $3.4 million in the first nine months of fiscal 1998. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

Acquisitions
         In  the  third  quarter  of  fiscal  1998,  the  Company   completed  4
acquisitions, bringing total year-to-date acquisitions to 31. Of the 31 companies acquired this fiscal year, nine were outsourcing and imaging companies, ten were systems integration companies and 12 were traditional copier companies. Acquisition activity has been put on hold for six to nine months in North America as management concentrates on improving operations.

Other
         Interest expense increased $5.6 million in the third quarter of fiscal 1998 and $19.1 million year-to-date. The increased expense is due to higher debt levels from investment in working capital, acquisitions and the share repurchase program which began in the third quarter of fiscal 1997.

         Income before taxes decreased by $161.1 million in the third quarter and $146.4 million year-to-date over the prior year, as a result of the unusual charges, decreasing gross margins and increasing selling and administrative expenses and interest expense, offset by lower transformation expenses in the third quarter and nine months ended June 30, 1998. Tax expense for the first nine months of fiscal 1998 was $31.0 million on income before taxes of $9.5 million. The unusual effective tax rate of 325% is the result of the impact of non-tax deductible items (primarily goodwill amortization and loss from asset impairment) in relation to lower income before taxes.

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

         Earnings per common share, assuming dilution, decreased from $.19 per share for the third quarter of fiscal 1997 to a loss per share of $.69 for the third quarter of fiscal 1998. Excluding transformation costs, earnings per common share, assuming dilution, decreased from $.30 per share for the third quarter of fiscal 1997 to a loss per share of $.61 in the third quarter of fiscal 1998. Year-to-date, earnings per share from continuing operations, assuming dilution, decreased from $.56 per share for the first nine months of fiscal 1997 to a loss per share of $.27 for the first nine months of fiscal 1998. Excluding transformation costs, year-to-date earnings per share from continuing operations, assuming dilution, decreased from $1.03 per share for the first nine months of fiscal 1997 to a loss per share of $.01 in the first nine months of fiscal 1998. Including income from discontinued operations and the extraordinary loss on the extinguishment of debt, year-to-date earnings per share, assuming dilution, of the Company were $.62 for the first nine months of fiscal 1997.

                        Financial Condition and Liquidity

         Net cash provided by operating activities for the first nine months of fiscal 1998 was $159 million. During the same period, the Company used $724 million in cash for investing activities, which included net finance subsidiary activity of $531 million, acquisition activity at a cash cost of $41 million and capital expenditures for property and equipment of $91 million and capital expenditures for equipment on operating leases of $69 million. Cash provided by financing activities includes $69 million net increase in corporate debt and $334 million increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $880 million at June 30, 1998, an increase of $62 million from the debt balance at September 30, 1997 of $818 million. The debt to capital ratio, excluding finance subsidiaries, was 37.2% at June 30, 1998 compared to 35.6% at September 30, 1997. The Company has established goals to reduce working capital and related debt levels.

         On January 16, 1998, the Company amended its December 16, 1996 credit agreement to increase the borrowing limit from $400 million to $600 million. As of June 30, 1998, short-term borrowings supported by the agreement totaled $78 million. In October 1997, the Company completed a $250 million two tranche underwritten public offering consisting of $125 million 6.75% notes due November 1, 2004 and $125 million 7.3% notes due November 1, 2027. The 6.75% notes were sold at a discount to yield 6.794% and carry a make-whole call provision with a five basis-points premium. The 7.3% notes were also sold at a discount to yield 7.344% and carry a make-whole call provision with a 15 basis-points premium. The proceeds of the offering were used to repay short-term borrowings. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt grew by $333.8 million from September 30, 1997, a result of increased leasing activity. During the nine months ended June 30, 1998, the U.S. finance subsidiary issued an additional $132.5 million under its medium term notes program, net of repayments. At June 30, 1998, $1.7 billion of medium term notes were outstanding with a weighted interest rate of 6.5%, while $1.3 billion remains available under this program. Under its $275 million asset securitization programs, the U.S. finance subsidiary sold $78.8 million in direct financing leases during the first nine months of fiscal 1998, replacing those leases liquidated and leaving the amount of contracts sold unchanged. On April 30, 1998, the Company entered into a CN$175 million asset securitization agreement for direct financing lease receivables of its Canadian finance subsidiary. CN$98.2 million (approximately $83.3 million) of direct financing leases were sold under this agreement through June 30, 1998.

         The Company filed shelf registrations for 10 million shares of common stock in April 1997 and 5 million shares of common stock in March 1996. Shares issued under these registration statements are being used for acquisitions. Approximately 5.6 million shares have been issued under these shelf registrations through June 30, 1998, leaving 9.4 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through fiscal 1997, the Company repurchased 4.4 million common shares for $109.7 million. An additional 150,000 shares were repurchased under this program during the third quarter of fiscal 1998 for $3.3 million.

         On August 14, 1998, Standard and Poor's lowered its credit ratings one level on the Company and IOS Capital, Inc. to "BBB+" from "A-" and Moody's Investor Service lowered its credit ratings one level on the Company and IOS Capital, Inc. from "A3" to "Baa1".

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and costs associated with the Company's transformation program. For the remainder of the fiscal year, the Company expects to incur $20 million to $30 million of expense to substantially complete its transformation initiatives.


                           Forward-Looking Information

         This document contains, and other materials filed or to be filed by the Company with the Commission which are incorporated by reference herein, as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the 1934 Exchange Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditures and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues associated with consolidation of business operations; managing a program to acquire and integrate new companies, including companies with technical services and products that are relatively new to the Company, and also including companies outside the U.S., which present additional risks relating to international operations; debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

Item 5.     Other Information

TIMELY SUBMISSION OF STOCKHOLDER PROPOSALS

                 The Securities and Exchange Commission ("SEC") requires a registrant to give stockholders notice of deadlines for timely submission of certain types of stockholder proposals that stockholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting and proxy statement mailing dates and relevant provisions of its charter and by-laws. Set forth below are the deadlines applicable to Company stockholders. The Company's Board has not yet acted to set a 1999 annual meeting date; the following dates are based on an assumed meeting date of February 4, 1999 and an assumed proxy statement mailing date of December 24, 1998 for the Company's 1999 Annual Meeting.

                 Stockholder proposals submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received by November 10, 1998, or they will be considered untimely.

                 In the event a stockholder does not timely notify the Company concerning stockholder proposals, the Company will have the right to exercise its discretionary authority (through the right conferred upon its proxies) to vote against such stockholder proposal.

Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule

             Exhibit No. (99) Press Release Dated August 14, 1998

      (b)    Reports on Form 8-K

             On April 27, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated April 22, 1998 which reported earnings for the fiscal quarter ended March 31, 1998, provided earnings estimates for the remainder of IKON's 1998 fiscal year and provided additional information regarding its business, acquisitions and transformation process.

             On June 29, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated June 29, 1998, indicating that IKON anticipates earnings will be significantly lower than the First Call consensus estimate of $.34 per share for the quarter ending June 30, 1998 and that IKON expects to release third quarter earnings on July 22, 1998.

             On July 10, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated July 9, 1998 announcing the appointment of James J. Forese as IKON's President, Chief Executive Officer and a member of the Board of Directors. IKON also announced that Richard A. Jalkut, who has been a director of IKON since 1996, has been appointed non-executive Chairman. John E. Stuart, who had served as IKON's Chairman, President and Chief Executive Officer, has resigned his positions with IKON.

             On August 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated August 4, 1998, stating that IKON is in the process of conducting the full review of operations previously announced and that IKON's third quarter results will be announced on August 14, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                           IKON OFFICE SOLUTIONS, INC.


Date        August 14, 1998                /s/ Michael J. Dillon
          --------------------------       ---------------------
                                           Michael J. Dillon
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


         (27)       Financial Data Schedule

         (99)       Press Release dated August 14, 1998