Form 10-K405
period 1998-09-30
IKON OFFICE SOLUTIONS INC
filed 1998-12-23
CIK 3370

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 23, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant in Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended September 30, 1998 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from     to    .

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

Securities registered pursuant to Section 12 (b) of the Act:

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

  THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 18, 1998 WAS APPROXIMATELY $1,287,849,603 BASED UPON THE CLOSING SALES PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE OF $8.8125 PER COMMON SHARE ON DECEMBER 18, 1998. FOR PURPOSES OF THE FOREGOING SENTENCE ONLY, ALL DIRECTORS AND OFFICERS OF THE REGISTRANT WERE ASSUMED TO BE AFFILIATES.

  THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OF THE REGISTRANT OUTSTANDING AS OF DECEMBER 18, 1998 WAS 147,233,253.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PARTS I AND II--PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS
                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

  PART III--PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 1999 ANNUAL
                            MEETING OF SHAREHOLDERS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  IKON Office Solutions, Inc. ("IKON" or the "Company") was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. The address of the Company's principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: (610) 296-8000).

  IKON provides fully customized cost-effective document-management and network solutions, offering products manufactured by a variety of leading vendors. IKON provides a high level of personal service and support for these products, so that customers can achieve the full measure of office technology integration. IKON has three categories of product and service offerings-- business services, document services and technology services.

  IKON'S business services product offerings include traditional analog copier and facsimile products, with an increased emphasis on digital, high-volume and color units which may also include networking capability. There are over one million copiers placed and serviced by IKON worldwide, with approximately 70% of this equipment covered by lease and service contracts, which provide a predictable revenue stream.

  IKON'S document services offerings include photocopying and document coding services for the legal industry, and document production (including services such as digital printing, binding and finishing, and conversion of paper files to electronic format). IKON also provides management services for customers' mailrooms, copy centers and general administrative facilities, serving over 1300 customers in 70 cities.

  IKON'S technology services offerings include consulting and professional services for network integration and design, network support and management services, and education and training services.

  IKON operates over 800 locations in the United States, Canada, Mexico, the United Kingdom, Germany, France and Denmark. These locations comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom. IKON competes against numerous competitors over a wide range of markets, competing on the basis of quality, customer service, price and product performance.

  IKON distributes the products of numerous manufacturers, including Canon, Oce and Ricoh, throughout the United States, Canada, in Europe and in Mexico. IKON also distributes the products of Microsoft, IBM, Lotus, Compaq and Hewlett-Packard in the United States and Canada. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 1998, IKON generated approximately $5.6 billion in revenues, and had operating income of $74.5 million, including pretax charges of $150 million, before transformation costs (see "Business Transformation," below). After transformation costs, the Company sustained an operating loss for fiscal 1998 of $3.5 million.

  During fiscal 1998, IKON acquired 34 companies in the United States, Canada, and Europe, with an aggregate of approximately $231 million in annualized trailing revenues. Of the 34 companies acquired in fiscal 1998, thirteen were traditional copier companies, ten were outsourcing and imaging companies and eleven were technology services companies. IKON's international expansion during fiscal 1998 included the acquisition of companies in the United Kingdom, France and Germany.

  In the fourth quarter of fiscal 1998, the Company initiated a program to increase productivity and reduce costs (see New Management Program on page 2). As a result, while there can be no assurance of future results, IKON expects its financial performance to begin to show improvement in fiscal 1999.

               INFORMATION CONCERNING IKON'S BUSINESS IN GENERAL

                         MANAGEMENT AND BOARD CHANGES

  On July 9, 1998, the Company's Board of Directors appointed James J. Forese as the Company's President and Chief Executive Officer, and elected him a member of the Board of Directors. The Board also named Richard A. Jalkut, a director of the Company since 1996, as Non-Executive Chairman. John E. Stuart, who had served as Chairman and Chief Executive Officer, resigned all positions with the Company.

  After Mr. Forese's appointment, a number of other executive appointments occurred. Peter W. Shoemaker was named Senior Vice President and President of North American Business Services, and Lynn B. Graham was named Senior Vice President, in addition to his existing role as President of IKON Document Services. Edward C. Groark was named Vice President and President of IKON Technology Services and David M. Mills was named Vice President and President of IKON - Europe.

  Judith M. Bell, a proprietor of several small businesses, was elected to the Board of Directors in May 1998. Thomas P. Gerrity, Dean of The Wharton School of the University of Pennsylvania, also joined the Board in May 1998, after his election by the shareholders in January 1998.

                            NEW MANAGEMENT PROGRAM

  The Company's new management team initiated a program in the fourth quarter of fiscal 1998 to increase productivity and reduce costs. Components of the program include: restructuring of business districts nationwide using IKON's successful Northeast District as a model; increasing sales focus on fast-growing segments; creating integrated marketing on a nationwide basis; centralizing financial reporting; implementing work force reductions; closing under-performing branches; consolidating operations to achieve greater economies of scale; changing sales compensation; realigning sales territories; and introducing a national sales training curriculum. In addition, the Company has hired PricewaterhouseCoopers to examine the Company's structure and productivity to identify ways to achieve a higher level of efficiency.

                            BUSINESS TRANSFORMATION

  In September 1995, the Company announced its transformation program designed to change the organization into a more cohesive and integrated network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. The transformation involved a variety of activities that IKON believes will ultimately lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and services. These activities included consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the United States, establishing a single financial processing center, building a common information technology system, adopting a common name, and creating common benefit programs.

  The Company incurred transformation expense of $78 million, $127 million and $21 million during fiscal 1998, 1997 and 1996, respectively. At September 30, 1998, the transformation program was substantially complete. The Company's September 30, 1998 balance sheet, as set forth on page 35 of the Company's 1998 Annual Report to Shareholders ("1998 Annual Report") includes a severance accrual of approximately $9.3 million and facility consolidation accrual of approximately $10.8 million relating to the transformation program.

                            SUPPLIERS AND CUSTOMERS

  Products distributed by IKON are purchased from numerous domestic and overseas suppliers, primarily Canon, Oce and Ricoh. There has been no significant difficulty in obtaining products from these suppliers.

Supplier relationships are good and are expected to continue. IKON has a large number of customers, and is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on IKON's business taken as a whole.

  Many of the Company's operations carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1998, inventories accounted for approximately 19% of IKON's current assets.

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

                                   EMPLOYEES

  At September 30, 1998, IKON had approximately 42,600 employees. IKON believes its relations with its employees are good.

                              FOREIGN OPERATIONS

  IKON has operations in Canada, Mexico, the United Kingdom, Germany, France and Denmark. Information concerning revenues, income before taxes and identifiable assets of the Company's foreign continuing operations for each of the three years in the period ended September 30, 1998 set forth in note 17 to the consolidated financial statements (included on page 48 of the 1998 Annual Report) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant. There are additional risks attendant to foreign operations, such as possible currency fluctuations and unsettled political conditions.


ITEM 2. PROPERTIES.

  At September 30, 1998, IKON owned or leased approximately 880 facilities in 50 states, ten Canadian provinces, in Europe and in Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 8.6 million square feet. IKON believes that its facilities are suitable and adequate for the purposes for which they are used.

ITEM 3. LEGAL PROCEEDINGS.

  The Company and certain current and former principal officers and employee directors were named as defendants in a series of purported class action complaints which were purportedly filed on behalf of purchasers of the Company's common stock. The complaints were filed in the United States District Court for the Eastern District of Pennsylvania following the issuance of the Company's August 14, 1998 earnings release. By court order dated November 30, 1998, the Court appointed co-lead plaintiffs and co-lead counsel. By court order dated December 3, 1998, all of the complaints were consolidated. The consolidated complaint (the "Complaint") was filed on December 18, 1998 and alleges that the defendants publicly disseminated a series of false and misleading statements, including filings with the Securities and Exchange Commission, concerning the Company's revenue, profitability and financial condition, in violation of the federal securities laws. The plaintiffs seek to represent a class of persons who purchased or acquired the Company's common stock between January 24, 1996 and August 14, 1998. The Complaint seeks unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees and costs. The Company has not yet responded to the Complaint, but believes that the allegations contained therein are without merit and that the outcome of the proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of these proceedings or the probability of any liability or losses relating thereto, and, accordingly, no provision has been made for any liability or loss that may result from the adjudication or settlement of these proceedings in the financial statements contained in the 1998 Annual Report. An unfavorable outcome of these proceedings could have a material adverse impact on the Company's financial condition and results of operations.

  A number of ordinary course legal proceedings are pending against the Company. The outcome of these legal proceedings is not expected to have a material adverse effect on the Company's financial condition and results of operations.

  Except as described above, there are no material pending legal proceedings to which the Company is a party (or to which any of its property is subject), and to the Company's knowledge, no material legal proceedings are contemplated by governmental authorities against the Company or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    (No response to this item is required.)

                               ----------------

                           EXECUTIVE OFFICERS OF IKON

  The following is a list of the Company's executive officers, their ages and their positions for at least the last five years. Unless otherwise indicated, positions shown are with IKON or its subsidiaries.

                               ----------------

          NAME           AGE                 POSITION AND YEARS SERVED
          ----           ---                 -------------------------
James J. Forese.........  63 Chairman, Chief Executive Officer and a director (1998-
                             Present); Executive Vice President and President,
                             International Operations (1996-1998); Chief Operating
                             Officer (1996) and a director (1994-1996)
Kurt E. Dinkelacker.....  45 Executive Vice President and Chief Financial Officer
                             (1997-Present; 1993-1995); President (1995-1997) and
                             Chief Operating Officer (1996-1997)
Peter W. Shoemaker......  56 Senior Vice President and President, North American
                             Business Services (1998-Present); Senior Vice President
                             (1997-1998); President, IKON Northeast Region (1995-
                             1997); Executive Vice President, Alco Office Products
                             (former division of the Company)(1994-1995)
Lynn B. Graham..........  51 Senior Vice President (1998-Present) and President, IKON
                             Document Services (1994-1998); Regional Vice President,
                             NightRider (former division of the Company)(1992-1994)
David M. Mills..........  40 Vice President and President, IKON-Europe (1998-Present);
                             President, IKON-United Kingdom (1996-1998); United
                             Kingdom Finance Director, Alco Office Products (former
                             division of the Company)(1993-1996)
Edward C. Groark........  53 Vice President and President, IKON Technology Services
                             (1998-Present); President, Technology Services (IKON
                             Washington, D.C. and IKON Baltimore locations) (1997-
                             1998); President, Riverbend Group, Inc. (1983-1997)
David M. Gadra..........  50 Senior Vice President and Chief Information Officer
                             (1996-Present); Manager, General Electric Corporation
                             Corporate Information Services (1992-1996)
Michael J. Dillon.......  45 Vice President (1994-Present) and Controller (1993-
                             Present); Group Controller, Office Products Group (1991-
                             1993)
Michael H. Dudek........  42 Vice President-Finance (1998-Present); Vice President-
                             Acquisitions (1993-1998); Director of Financial
                             Operations, Office Products Group (1991-1993)
Beth B. Sexton..........  42 Vice President--Human Resources (1996-Present); Human
                             Resources Director, Americas, CH2M Hill (1993-1996)
Karin M. Kinney.........  38 Corporate Secretary (1996-Present) and Corporate Counsel
                             (1992-Present); Counsel (1990-1992)
J. F. Quinn.............  43 Treasurer (1997-Present); Assistant Treasurer (1996-
                             1997); Manager, Foreign Exchange and Cash Management
                             (1994-1996); Manager, Foreign Exchange, ARCO Chemical
                             Company (1991-1994)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol IKN). As of December 18, 1998, there were approximately 14,910 holders of record of IKON's common stock. The information regarding the quarterly market price ranges of IKON's common stock and dividend payments under "Quarterly Financial Summary" on page 49 of the 1998 Annual Report is incorporated herein by reference.

  IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 1999. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

ITEM 6. SELECTED FINANCIAL DATA.

  Information appearing under "Corporate Financial Summary" for fiscal 1994 through 1998 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 50 and 51 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Financial Review" on pages 29 through 33 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information appearing under "Market Risk" on page 33 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Report of Independent Auditors and Consolidated Financial Statements of IKON and its subsidiaries on page 28 and pages 34 through 48 and the information appearing under "Quarterly Financial Summary" for fiscal 1998 and 1997 on page 49 of the 1998 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    (No response to this item is required)

                               ----------------

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing in IKON's Notice of Annual Meeting of Shareholders and Proxy Statement for the March 23, 1999 annual meeting of shareholders (the "1999 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and additional information regarding executive officers appearing under "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                               ----------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) and (2) List of Financial Statements and Financial Statement
Schedules.

The response to this portion of Item 14 is submitted on page S-1 hereof as a separate section of this report.

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):
     3.1   Amended and Restated Articles of Incorporation, filed as
           Exhibit 3.1 to IKON's Form 10-K for the year ended September
           30, 1997, are incorporated herein by reference. Amendment to Amended and Restated Articles of Incorporation.
     3.2   Code of Regulations of IKON, filed as Exhibit 3.2 to IKON's
           Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.
     4.1 Credit Agreement, dated January 16, 1998, among IKON and various institutional lenders, with CoreStates Bank, N.A., as Agent.
     4.2 Credit Agreement among IKON, certain of its subsidiaries, various banks and Deutsche Bank AG, New York Branch, as Agent, dated as of August 30, 1996. Amendment 1 to Credit Agreement, dated as of April 1, 1997, filed as Exhibit 4.2 to IKON's 1997
           Form 10-K, is incorporated herein by reference. Amendment 2 to Credit Agreement.
     4.3 Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada, filed as Exhibit 4.5 to IKON's 1995
           Form 10-K, is incorporated herein by reference. Amendment 1 to Guarantee.
     4.4 Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November
           15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form 10-K, is incorporated herein by reference.
     4.5 Pursuant to Regulation S-K item 601(b)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
     10.1 Distribution Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource's
           Registration Statement on Form 10 (effective November 26,
           1996), is incorporated herein by reference.
     10.2 Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
     10.3 Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource's Registration Statement on Form 10 (effective November 26,
           1996), is incorporated herein by reference.

     10.4 Support Agreement dated as of October 22, 1996 between IKON and IKON Capital, Inc. (IKON's leasing subsidiary), filed as
           Exhibit 10.4 to IOS Capital, Inc.'s Form 8-K dated October 22, 1996, is incorporated herein by reference.
     10.5 Amended and Restated Receivables Transfer Agreement dated as of March 31, 1997 among IKON Funding, Inc., IOS Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New York Branch, filed as Exhibit 10.5 to IKON's 1997 Form 10-K, is incorporated herein by reference.
     10.6 First Tier Transfer Agreement, dated as of March 31, 1997, between IOS Capital, Inc. and IKON Funding, Inc., filed as
           Exhibit 10.6 to IKON's 1997 Form 10-K, is incorporated herein by reference.
     10.7 Receivables Transfer Agreement dated as of September 30, 1996 among IKON Funding, Inc., IOS Capital, Inc., Old Line Funding Corp. and Royal Bank of Canada, filed as Exhibit 10.5 to IKON's 1996 Form 10-K, is incorporated herein by reference. Amendment 1 to Receivables Transfer Agreement, dated as of November 7, 1997.
     10.8 Transfer Agreement dated as of September 30, 1996 between IOS Capital, Inc. and IKON Funding, Inc., filed as Exhibit 10.6 to IKON's 1997 Form 10-K, is incorporated herein by reference. Amendment 1 to Transfer Agreement.
     10.9 Receivables Transfer Agreement dated as of December 1, 1998 among IOS Capital, Inc., IKON Funding-1, LLC, Market Street Funding Corporation and PNC Bank, N.A., as Agent.
     10.10 Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc.
     10.11 Master Concurrent Lease Agreement between IKON Office Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc.
     10.12 Indenture dated as of December 11, 1995 between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON's Registration Statement No. 33-64177, is incorporated herein by reference.
     10.13 Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's 1996 Form 10-K, is incorporated herein by reference.
     10.14 Indenture dated as of July 1, 1994 between IOS Capital, Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-53779, is incorporated herein by reference.
     10.15 Indenture dated as of April 1, 1986 between IKON and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to IKON's Registration Statement No. 30-4829, is incorporated herein by reference.
     10.16 Distribution Agreement dated as of June 4, 1997 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
           10.13 to IKON's 1997 Form 10-K, is incorporated herein by reference.
     10.17 Distribution Agreement dated as of June 30, 1995 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
           10.21 to IKON's 1995 Form 10-K, is incorporated herein by reference.
     10.18 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to IOS Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.
     10.19 Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON's Registration Statement on Form 8-A, as amended by an Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form 8-K dated June 18, 1997, is incorporated herein by reference.

     10.20 Amended and Restated Long Term Incentive Compensation Plan,
           filed as Exhibit 10.1 to IKON's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference. Amendment Number 1 to Long Term Incentive Compensation Plan.
     10.21 Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994 Form
           10-K, is incorporated herein by reference**
     10.22 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995
           Form 10-K, is incorporated herein by reference. Amendment to
           1986 Stock Option Plan**
     10.23 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form
           10-Q for the quarter ended March 31, 1996, is incorporated herein by reference. Amendment to 1995 Stock Option Plan**
     10.24 Non-Employee Directors Stock Option Plan, filed as Exhibit
           10.31 to IKON's 1997 Form 10-K, is incorporated herein by
           reference.**
     10.25 Executive Employment Contracts for Lynn B. Graham and Peter W. Shoemaker**
     10.26 Executive Employment Contracts for John E. Stuart, Kurt E. Dinkelacker and David M. Gadra., filed as Exhibit 10.25 to
           IKON's 1997 Form 10-K, are incorporated herein by reference**
     10.27 Form of Change in Control Agreement--Peter W. Shoemaker, Lynn
           B. Graham and David M. Gadra, filed as Exhibit 10.26 to IKON's
           1997 Form 10-K, is incorporated herein by reference.
     10.28 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan**
     10.29 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan**
     10.30 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1991 Deferred Compensation Plan**
     10.31 Amended and Restated 1994 Deferred Compensation Plan. **
     10.32 Executive Deferred Compensation Plan.**
     12.1  Ratio of Earnings to Fixed Charges.
     12.2 Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.
     12.3  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends.
     12.4  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends Excluding Captive Finance Subsidiaries.
     13    Financial Section of IKON's Annual Report to Shareholders for
           the fiscal year ended September 30, 1998 (which, except for those portions thereof expressly incorporated herein by
           reference, is furnished for the information of the Commission and is not "filed" as part of this report).
     21    Subsidiaries of IKON.
     23    Auditors' Consent.
     24    Powers of Attorney; certified resolution re: Powers of
           Attorney.
     27    Financial Data Schedule.
--------
 * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On July 10, 1998, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated July 9, 1998, announcing the appointment of James J. Forese as the Company's President, Chief Executive Officer and a member of the Board of Directors. IKON also announced that Richard A. Jalkut, a director of IKON since 1996, was appointed Non-executive Chairman. John E. Stuart, who had served as IKON's Chairman, President and Chief Executive Officer, resigned all positions with IKON.

  On August 5, 1998, the Company filed a Current Report on form 8-K to file, under Item 5 of the Form, its press release dated August 4, 1998, stating that IKON is in the process of conducting the full review of operations previously announced and that third quarter results would be announced on August 14, 1998.

  On November 5, 1998, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated November 4, 1998 concerning IKON's earnings for the fiscal quarter and year ended September 30, 1998.

  (c) The response to this portion of Item 14 is submitted in response to Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on page F-1 of this report.

                          FORWARD LOOKING INFORMATION

  This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws, including, but not limited to, fiscal 1999 predictions of improved performance. Although the Company believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing the integration of acquired companies, including companies with technical services and products that are relatively new to the Company, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues associated with consolidation of business operations; risks and uncertainties associated with the adoption of a preferred vendor program; risks and uncertainties relating to potential Year 2000 deficiencies associated with IKON's internal systems and distributed products; risks and uncertainties relating to material litigation; debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                 IKON OFFICE SOLUTIONS, INC. AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(A)(1) AND (2) AND 14(D)
                       LIST OF FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

  FINANCIAL STATEMENTS: The following consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries included in the 1998 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

             Consolidated Statements of Operations
             --Fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996

             Consolidated Balance Sheets
             --September 30, 1998 and September 30, 1997

             Consolidated Statements of Cash Flows
             --Fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996

             Consolidated Statements of Changes in Shareholders' Equity --Fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IKON OFFICE SOLUTIONS, INC.

Date: December 18, 1998
                                                   /s/ Michael J. Dillon
                                          By___________________________________
                                            (MICHAEL J. DILLON) VICE PRESIDENT
                                                 AND CONTROLLER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BELOW ON DECEMBER 18, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURES                                   TITLE

         /s/ James J. Forese              President, Chief Executive Officer
-------------------------------------      and a Director (Principal Executive
          (JAMES J. FORESE)                Officer)

       /s/ Kurt E. Dinkelacker            Executive Vice President, Chief
-------------------------------------      Financial Officer and a Director
        (KURT E. DINKELACKER)              (Principal Financial Officer)

        /s/ Michael J. Dillon             Vice President and Controller
-------------------------------------      (Principal Accounting Officer)
         (MICHAEL J. DILLON)

           *Judith M. Bell                Director
-------------------------------------
          (JUDITH M. BELL)

           *James R. Birle                Director
-------------------------------------
          (JAMES R. BIRLE)

         *Philip E. Cushing               Director
-------------------------------------
         (PHILIP E. CUSHING)

         *Thomas P. Gerrity               Director
-------------------------------------
         (THOMAS P. GERRITY)

        *Frederick S. Hammer              Director
-------------------------------------
        (FREDERICK S. HAMMER)

     *Barbara Barnes Hauptfuhrer          Director
-------------------------------------
    (BARBARA BARNES HAUPTFUHRER)

         *Richard A. Jalkut               Non-Executive Chairman and a
-------------------------------------      Director
         (RICHARD A. JALKUT)

  *By his signature set forth below, Michael J. Dillon, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

        /s/ Michael J. Dillon                                December 18, 1998
-------------------------------------
         (MICHAEL J. DILLON)

                  IKON OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

         COL. A              COL. B            COL. C               COL. D         COL. E
         ------           ------------         ------            ------------    -----------
                                             ADDITIONS
                                       ----------------------
                                                   CHARGED TO
                           BALANCE AT  CHARGED TO    OTHER                         BALANCE
                          BEGINNING OF  COSTS AND  ACCOUNTS--    DEDUCTIONS--      AT END
      DESCRIPTION            PERIOD     EXPENSES    DESCRIBE       DESCRIBE       OF PERIOD
      -----------         ------------ ----------- ----------    ------------    -----------
Year Ended September 30,
 1998
Allowance for doubtful
 accounts...............  $54,192,000  $47,052,000 $  903,000(1) $38,556,000(2)  $63,591,000
Lease default reserve...   76,767,000   94,768,000                74,014,000(2)   97,521,000
Year Ended September 30,
 1997
Allowance for doubtful
 accounts...............  $35,308,000  $25,724,000 $3,755,000(1) $10,595,000(2)  $54,192,000
Lease default reserve...   60,484,000   56,231,000                39,948,000(2)   76,767,000
Year Ended September 30,
 1996
Allowance for doubtful
 accounts...............  $32,856,000  $18,296,000 $6,634,000(1) $22,478,000(2)  $35,308,000
Lease default reserve...   46,994,000   36,651,000                23,161,000(2)   60,484,000

(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                          IKON OFFICE SOLUTIONS, INC.
                                  P.O. BOX 834
                     VALLEY FORGE, PENNSYLVANIA 19482-0834
                                 (610) 296-8000