Form 10-K405/A
period 1998-09-30
IKON OFFICE SOLUTIONS INC
filed 1999-01-22
CIK 3370

 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JANUARY 22, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

(Mark One)
[X]Annual report pursuant in Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended September 30, 1998 or
[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from     to    .

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

  IKON operates over 1,000 locations in the United States, Canada, Mexico, the United Kingdom, Germany, France and Denmark. These locations comprise the largest network of independent copier and office equipment dealers in North America and in the United Kingdom. IKON competes against numerous competitors over a wide range of markets, competing on the basis of quality, customer service, price and product performance.

  IKON distributes the products of numerous manufacturers, including Canon, Oce and Ricoh, throughout the United States, Canada, in Europe and in Mexico. IKON also distributes the products of Microsoft, IBM, Lotus, Compaq and Hewlett-Packard in the United States and Canada. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 1998, IKON generated approximately $5.6 billion in revenues, and had operating income of $74.5 million, including pretax charges of $150 million, before transformation costs (see "Business Transformation," on page
2). After transformation costs, the Company sustained an operating loss for fiscal 1998 of $3.5 million.

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

                           ENVIRONMENTAL REGULATION

  IKON is engaged in distribution and services businesses which do not generate significant hazardous wastes. Some of IKON's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings or competitive position. Certain environmental claims, however, are now pending against the Company for manufacturing or landfill sites relating to predivestiture activities of discontinued manufacturing operations. While it is not possible to estimate what expenditures may be required in order for the Company to comply with environmental laws or discharge environmental liabilities in the future, the Company does not believe that such expenditures will have a material adverse effect on it or its operations taken as a whole.

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


ITEM 2. PROPERTIES.

  At September 30, 1998, IKON owned or leased approximately 1,000 facilities in 50 states, ten Canadian provinces, in Europe and in Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 9.2 million square feet. IKON believes that its facilities are suitable and adequate for the purposes for which they are used.

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

                               ----------------

          NAME           AGE                 POSITION AND YEARS SERVED
          ----           ---                 -------------------------
James J. Forese.........  63 President, Chief Executive Officer and a director (1998-
                             Present); Executive Vice President and President,
                             International Operations (1996-1998); Chief Operating
                             Officer (1996) and a director (1994-1996)
Kurt E. Dinkelacker.....  45 Executive Vice President and Chief Financial Officer
                             (1997-Present; 1993-1995); President (1995-1997) and
                             Chief Operating Officer (1996-1997)
Peter W. Shoemaker......  56 Senior Vice President and President, North American
                             Business Services (1998-Present); Senior Vice President
                             (1997-1998); President, IKON Northeast Region (1995-
                             1997); Executive Vice President, Alco Office Products
                             (former division of the Company)(1994-1995)
Lynn B. Graham..........  51 Senior Vice President (1998-Present) and President, IKON
                             Document Services (1994-1998); Regional Vice President,
                             NightRider (former division of the Company)(1992-1994)
David M. Mills..........  40 Vice President and President, IKON-Europe (1998-Present);
                             President, IKON-United Kingdom (1996-1998); United
                             Kingdom Finance Director, Alco Office Products (former
                             division of the Company)(1993-1996)
Edward C. Groark........  53 Vice President and President, IKON Technology Services
                             (1998-Present); President, Technology Services (IKON
                             Washington, D.C. and IKON Baltimore locations) (1997-
                             1998); President, Riverbend Group, Inc. (1983-1997)
David M. Gadra..........  50 Senior Vice President and Chief Information Officer
                             (1996-Present); Manager, General Electric Corporation
                             Corporate Information Services (1992-1996)
Michael J. Dillon.......  45 Vice President (1994-Present) and Controller (1993-
                             Present); Group Controller, Office Products Group (1991-
                             1993)
Michael H. Dudek........  42 Vice President-Finance (1998-Present); Vice President-
                             Acquisitions (1993-1998); Director of Financial
                             Operations, Office Products Group (1991-1993)
Beth B. Sexton..........  42 Vice President--Human Resources (1996-Present); Human
                             Resources Director, Americas, CH2M Hill (1993-1996)
Karin M. Kinney.........  38 Corporate Secretary (1996-Present) and Corporate Counsel
                             (1992-Present); Counsel (1990-1992)
J. F. Quinn.............  43 Treasurer (1997-Present); Assistant Treasurer (1996-
                             1997); Manager, Foreign Exchange and Cash Management
                             (1994-1996); Manager, Foreign Exchange, ARCO Chemical
                             Company (1991-1994)

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

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

     3.1***  Amended and Restated Articles of Incorporation, filed as Exhibit
             3.1 to IKON's Form 10-K for the year ended September 30, 1997, are incorporated herein by reference. Amendment to Amended and Restated Articles of Incorporation.
     3.2     Code of Regulations of IKON, filed as Exhibit 3.2 to IKON's
             Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

     4.1*** Credit Agreement, dated January 16, 1998, among IKON and various institutional lenders, with CoreStates Bank, N.A., as Agent.

     4.2*** Credit Agreement among IKON, certain of its subsidiaries, various banks and Deutsche Bank AG, New York Branch, as Agent, dated as of August 30, 1996 and Amendment 1 to Credit Agreement, dated as of April 1, 1997, filed as Exhibit 4.2 to IKON's 1997 Form 10-K, is incorporated herein by reference. Amendment 2 to Credit Agreement.

     4.3*** Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada, filed as Exhibit 4.5 to IKON's 1995 Form 10-K, is incorporated herein by reference. Amendment 1 to Guarantee.

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

     10.1 Distribution Agreement between IKON and Unisource Worldwide, Inc. ("Unisource") dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
     10.2 Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.
     10.3 Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource's Registration Statement on Form 10 (effective November 26, 1996), is incorporated herein by reference.

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

    10.7*** Receivables Transfer Agreement dated as of September 30, 1996 among IKON Funding, Inc., IOS Capital, Inc., Old Line Funding Corp. and Royal Bank of Canada, filed as Exhibit 10.5 to IKON's 1996 Form 10-K, is incorporated herein by reference. Amendment 1 to Receivables Transfer Agreement, dated as of November 7, 1997.
    10.8*** Transfer Agreement dated as of September 30, 1996 between IOS Capital, Inc. and IKON Funding, Inc., filed as Exhibit 10.6 to IKON's 1997 Form 10-K, is incorporated herein by reference. Amendment 1 to Transfer Agreement.

    10.9*** Receivables Transfer Agreement dated as of December 1, 1998 among IOS Capital, Inc., IKON Funding-1, LLC, Market Street Funding Corporation and PNC Bank, N.A., as Agent.

    10.10*** Transfer Agreement dated as of December 1, 1998 between IKON
             Funding-1, LLC and IOS Capital, Inc.

    10.11*** Master Concurrent Lease Agreement between IKON Office
             Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc.
    10.12*** Indenture dated as of December 11, 1995 between IKON and First
             Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON's Registration Statement No. 33-64177, is incorporated herein by reference.
    10.13 Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's 1996 Form 10-K, is incorporated herein by reference.
    10.14 Indenture dated as of July 1, 1994 between IOS Capital, Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-53779, is incorporated herein by reference.
    10.15 Indenture dated as of April 1, 1986 between IKON and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to IKON's Registration Statement No. 30-4829, is incorporated herein by reference.
    10.16 Distribution Agreement dated as of June 4, 1997 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
             10.13 to IKON's 1997 Form 10-K, is incorporated herein by reference.
    10.17 Distribution Agreement dated as of June 30, 1995 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
             10.21 to IKON's 1995 Form 10-K, is incorporated herein by reference.
    10.18 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to IOS Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.
    10.19 Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON's Registration Statement on Form 8-A, as amended by an Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form 8-K dated June 18, 1997, is incorporated herein by reference.

  10.20*** Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON's Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference. Amendment Number 1 to Long Term Incentive Compensation Plan.**
  10.21 Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994 Form 10-K, is incorporated herein by reference**

  10.22*** 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995
           Form 10-K, is incorporated herein by reference. Amendment to 1986 Stock Option Plan**

  10.23*** 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form
           10-Q for the quarter ended March 31, 1996, is incorporated herein by reference. Amendment to 1995 Stock Option Plan**

  10.24*** Non-Employee Directors Stock Option Plan, filed as Exhibit
           10.31 to IKON's 1997 Form 10-K, is incorporated herein by reference.**

  10.25*** Executive Employment Contracts for Lynn B. Graham and Peter
           W. Shoemaker**
  10.26 Executive Employment Contracts for John E. Stuart, Kurt E. Dinkelacker and David M. Gadra., filed as Exhibit 10.25 to IKON's 1997 Form 10-K, are incorporated herein by reference**
  10.27    Form of Change in Control Agreement--Peter W. Shoemaker, Lynn
           B. Graham and David M. Gadra, filed as Exhibit 10.26 to IKON's 1997 Form 10-K, is incorporated herein by reference.

  10.28*** 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1980 Deferred
           Compensation Plan**

  10.29*** 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1985 Deferred
           Compensation Plan**

  10.30*** 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to
           IKON's 1992 Form 10-K, is incorporated herein by reference. Amendment dated November 6, 1997 to 1991 Deferred
           Compensation Plan**

  10.31*** Amended and Restated 1994 Deferred Compensation Plan. **

  10.32*** Executive Deferred Compensation Plan.**

  12.1***  Ratio of Earnings to Fixed Charges.

  12.2*** Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

  12.3***  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends.

  12.4***  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends Excluding Captive Finance Subsidiaries.

  13*** Financial Section of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 1998 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

  21***    Subsidiaries of IKON.

  23***    Auditors' Consent.

  24*** Powers of Attorney; certified resolution re: Powers of Attorney.

  27***    Financial Data Schedule.
--------
  * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
 **  Management contract or compensatory plan or arrangement.

***  As previously filed.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998 TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          IKON OFFICE SOLUTIONS, INC.

Date: January 22, 1999                             /s/ Michael J. Dillon
                                          By___________________________________
                                                    (MICHAEL J. DILLON)
                                               VICE PRESIDENT AND CONTROLLER

                  IKON OFFICE SOLUTIONS, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           COL. A                 COL. B            COL. C               COL. D         COL. E
           ------              ------------         ------            ------------    -----------
                                                  ADDITIONS
                                            ----------------------
                                                        CHARGED TO
                                BALANCE AT  CHARGED TO    OTHER                         BALANCE
                               BEGINNING OF  COSTS AND  ACCOUNTS--    DEDUCTIONS--      AT END
         DESCRIPTION              PERIOD     EXPENSES    DESCRIBE       DESCRIBE       OF PERIOD
         -----------           ------------ ----------- ----------    ------------    -----------
Year Ended September 30, 1998
-----------------------------
Allowance for doubtful
 accounts....................  $54,192,000  $47,052,000 $  903,000(1) $38,556,000(2)  $63,591,000
Lease default reserve........   76,767,000   94,768,000                74,014,000(2)   97,521,000
Year Ended September 30, 1997
-----------------------------
Allowance for doubtful
 accounts....................  $35,308,000  $25,724,000 $3,755,000(1) $10,595,000(2)  $54,192,000
Lease default reserve........   60,484,000   56,231,000                39,948,000(2)   76,767,000
Year Ended September 30, 1996
-----------------------------
Allowance for doubtful
 accounts....................  $32,856,000  $18,296,000 $6,634,000(1) $22,478,000(2)  $35,308,000
Lease default reserve........   46,994,000   36,651,000                23,161,000(2)   60,484,000

(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.

                          IKON OFFICE SOLUTIONS, INC.
                                  P.O. BOX 834
                     VALLEY FORGE, PENNSYLVANIA 19482-0834
                                 (610) 296-8000