Form 10-Q
period 1998-12-31
IKON OFFICE SOLUTIONS INC
filed 1999-02-12
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Yes ___     No ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

Common Stock, no par value                               147,696,695 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.

PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--December 31, 1998 and September 30, 1998

                         Consolidated Statements of Income--Three months ended December 31, 1998 and December 31, 1997

                         Consolidated Statements of Cash Flows--Three months ended December 31, 1998 and December 31, 1997

                         Notes to Consolidated Financial Statements--
                         December 31, 1998


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                                  December 31         September 30
ASSETS                                                                1998                1998
                                                                 -------------       -------------
Current Assets
     Cash                                                         $    12,058      $       963
     Accounts receivable, net                                         765,370          793,934
     Finance receivables, net                                         676,378          827,363
     Inventories                                                      417,979          431,837
     Prepaid expenses and other current assets                        137,088           97,534
     Deferred taxes                                                   112,404          112,609
                                                                  -----------      -----------
     Total current assets                                           2,121,277        2,264,240
                                                                  -----------      -----------

Investments and Long-Term Receivables                                  24,260           25,109

Long-Term Finance Receivables, net                                  1,522,766        1,565,674

Equipment on Operating Rental, net                                    110,559          110,891

Property and Equipment, at cost                                       509,059          499,546
     Less accumulated depreciation                                    249,581          239,440
                                                                  -----------      -----------
                                                                      259,478          260,106
                                                                  -----------      -----------

Goodwill                                                            1,398,816        1,387,390

Miscellaneous                                                         153,707          149,400
                                                                  -----------      -----------
                                                                  $ 5,590,863      $ 5,762,810
                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt                            $    70,017      $    56,358
     Current portion of long-term debt, finance subsidiaries          560,068          726,159
     Notes payable                                                    163,943           87,180
     Trade accounts payable                                           197,702          245,520
     Accrued salaries, wages and commissions                           88,932          115,101
     Deferred revenues                                                202,547          211,824
     Other accrued expenses                                           347,545          326,725
                                                                  -----------      -----------
     Total current liabilities                                      1,630,754        1,768,867
                                                                  -----------      -----------

Long-Term Debt                                                        711,831          712,384

Long-Term Debt, Finance Subsidiaries                                1,302,377        1,374,478

Deferred Taxes                                                        335,044          325,488

Other Long-Term Liabilities                                           155,977          154,305

Shareholders' Equity
     Series BB conversion preferred stock, no par value,
        9/98 - 3,877 depositary shares issued and outstanding                          290,170
     Common stock, no par value:
        Authorized - 300,000 shares
        Issued 12/98 - 147,338 shares; 9/98 - 137,139 shares          983,635          689,195
     Retained earnings                                                474,814          452,051
     Accumulated other comprehensive income                                31             (473)
     Cost of common shares in treasury: 12/98 - 103 shares;
        9/98 - 124 shares                                              (3,600)          (3,655)
                                                                  -----------      -----------
                                                                    1,454,880        1,427,288
                                                                  -----------      -----------
                                                                  $ 5,590,863      $ 5,762,810
                                                                  ===========      ===========
See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                     Three Months Ended
                                                         December 31
                                                ----------------------------
                                                    1998              1997
                                                ----------        ----------

Revenues
Net sales                                       $  707,719        $  728,105
Service and rentals                                591,417           575,822
Finance income                                      97,281            70,330
                                                ----------        ----------
                                                 1,396,417         1,374,257
                                                ----------        ----------

Costs and Expenses
Cost of goods sold                                 471,746           468,200
Service and rental costs                           341,589           332,155
Finance interest expense                            32,680            30,746
Selling and administrative                         477,255           441,219
Transformation costs                                                  19,519
                                                ----------        ----------
                                                 1,323,270         1,291,839
                                                ----------        ----------

Operating income                                    73,147            82,418
Interest expense                                    19,547            17,029
                                                ----------        ----------
Income before taxes                                 53,600            65,389
Income taxes                                        24,924            28,405
                                                ----------        ----------
Net Income                                          28,676            36,984
Less:  Preferred Dividends                                             4,885
                                                ----------        ----------
Available to Common Shareholders                $   28,676        $   32,099
                                                ==========        ==========

Basic and Diluted Earnings Per Share            $     0.19        $     0.24
                                                ==========        ==========

Cash Dividends Per Share of Common Stock        $     0.04        $     0.04
                                                ==========        ==========



See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                            December 31
                                                                                    ---------------------------
                                                                                       1998               1997
                                                                                    ---------------------------
Operating Activities
     Net income                                                                     $  28,676         $  36,984
     Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities
            Depreciation                                                               34,342            31,617
            Amortization                                                               15,105            15,052
            Provisions for losses on accounts receivable                               10,567            13,188
            Provision for deferred taxes                                               10,000            15,000
            Gain on asset securitizations                                             (16,676)             (564)
            Changes in operating assets and liabilities, net of effects from acquisitions:
                   Decrease (increase) in accounts receivable                          19,080           (53,763)
                   Decrease (increase) in inventories                                  15,058           (95,246)
                   Increase in prepaid expenses and other current assets              (11,966)          (15,755)
                   Decrease in accounts payable, deferred
                       revenues and accrued expenses                                  (86,295)          (42,126)
            Miscellaneous                                                               4,551             4,885
                                                                                    ---------         ---------
Net cash provided by (used in) operating activities                                    22,442           (90,728)

Investing activities
     Cost of companies acquired, net of cash acquired                                 (15,880)          (26,149)
     Expenditures for property and equipment                                          (18,328)          (30,340)
     Expenditures for equipment on operating rental                                   (12,907)          (20,578)
     Purchase of miscellaneous assets                                                  (6,398)           (9,969)
     Finance subsidiaries receivables - additions                                    (305,843)         (344,812)
     Finance subsidiaries receivables - collections                                   221,727           182,808
     Proceeds from sale of finance subsidiaries lease receivables                     281,135            25,760
                                                                                    ---------         ---------
Net cash provided by (used in) investing activities                                   143,506          (223,280)

Financing activities
     Proceeds (payments) of short-term borrowings, net                                 76,763          (120,958)
     Proceeds from issuance of long-term debt                                          27,162           253,654
     Proceeds from option exercises and sale of treasury shares                         1,250             5,600
     Long-term debt repayments                                                        (15,941)           (5,071)
     Finance subsidiaries debt - additions                                              2,181           275,328
     Finance subsidiaries debt - repayments                                          (240,373)          (85,000)
     Dividends paid                                                                    (5,881)          (10,240)
     Purchase of treasury shares                                                          (14)              (10)
                                                                                    ---------         ---------
Net cash (used in) provided by financing activities                                  (154,853)          313,303

Net increase (decrease) in cash                                                        11,095              (705)
Cash at beginning of year                                                                 963            21,341
                                                                                    ---------         ---------
Cash at end of period                                                               $  12,058         $  20,636
                                                                                    =========         =========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Note 1:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:  Asset Securitization

         In addition to the $275 million of asset securitizations in place at the end of fiscal 1998, in December 1998, the Company's U.S. finance subsidiary entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company continues to service the lease portfolio for the securitization provider. At December 31, 1998, the interest-only strip of $27.9 million related to the sale is included in prepaid expenses and other current assets and the recourse and servicing obligations of $8.6 million and $5.5 million, respectively, are included in other accrued expenses. The retained interest is classified in current finance receivables ($38.5 million) and long-term finance receivables ($71.4 million). The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement.


Note 3:  Transformation Costs

         In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. The Company substantially completed the transformation program as of September 30, 1998. The transformation involved a variety of activities that the Company believes will ultimately lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and service. These activities included consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first three months of fiscal 1998 of $19.5 million relate principally to severance and other employee-related costs, including temporary labor ($14.3 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($3.3 million) and technology conversion costs ($1.9 million). Cash of $2.7 million was expended during the first quarter of fiscal 1999 reducing the September 30, 1998 severance and lease buyout accruals to $7.2 million and $10.2 million, respectively, at December 31, 1998.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1998

Note 4:  Comprehensive Income

         As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments, equity adjustments related to pension liabilities and mark to market adjustments on retained interests in lease receivables to be included in other comprehensive income. Equity accounts as of September 30, 1998 have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 did not impact the Company's net income or total shareholders' equity.

         Total comprehensive income is as follows (in thousands):
                                                        Three Months Ended
                                                            December 31
                                                      ----------------------
                                                       1998            1997
                                                       ----            ----
         Net income                                   $28,676        $36,984
         Foreign currency translation adjustments        (465)            12
         Mark to market adjustment, net of tax            969
                                                      -------        -------
         Total comprehensive income                   $29,180        $36,996
                                                      =======        =======


Note 5:  Conversion of Series BB Preferred Stock

         On October 1, 1998, each of the outstanding depositary shares of the Series BB Preferred Stock automatically converted to 2.4972 shares of common stock per depositary share, resulting in the issuance of 9,682,143 common shares. The common stock account increased by $290.2 million to reflect the conversion. There was no change to total shareholders' equity.

Note 6:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

For the fiscal quarter ended                                  12/31/98                12/31/97
Numerator:
     Net income                                               $      28,676                $      36,984
     Preferred stock dividends                                                                     4,885
                                                              -------------                 ------------
     Numerator for basic earnings per
        share - income available to
        common shareholders                                          28,676                       32,099

     Effect of dilutive securities:
        Convertible loan notes                                                                        77
                                                              -------------                 ------------
     Numerator for diluted earnings per
        share - income available to common
        shareholders after assumed conversions                $      28,676                 $     32,176
                                                              =============                 ============

Denominator:
     Weighted average shares                                        146,965                      133,729
     Contingently issuable shares                                     1,384
                                                              -------------                 ------------
     Denominator for basic earnings per
        share - weighted average shares                             148,349                      133,729

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1998


Note 6:  Earnings Per Share (continued)

     Effect of dilutive securities:
        Additional contingently issuable shares                         522
        Employee stock options                                           36                          780
        Convertible loan notes                                                                       258
                                                              -------------                 ------------
     Dilutive potential common shares                                   558                        1,038
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          148,907                      134,767
                                                              =============                 ============

Basic earnings per share                                              $0.19                        $0.24
                                                                      =====                        =====

Diluted earnings per share                                            $0.19                        $0.24
                                                                      =====                        =====

         Options to purchase 4,945,964 shares of common stock at $8.70 per share to $62.45 per share were outstanding during the first quarter of fiscal 1999 and options to purchase 3,034,759 shares of common stock at $28.88 per share to $61.08 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation for the quarter ended December 31, 1997 because the effect of adding 9,682,143 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive.


Note 7:  Shareholder Lawsuit

         The Company and certain current and former principal officers and employee directors were named as defendants in a series of purported class action complaints which were purportedly filed on behalf of purchasers of the Company's common stock. The complaints were filed in the United States District Court for the Eastern District of Pennsylvania following the issuance of the Company's August 14, 1998 earnings release. By court order dated November 30, 1998 the Court appointed co-lead counsel. By court order dated December 3, 1998, all the complaints were consolidated. The consolidated complaint was filed on December 18, 1998 and alleges that the defendants publicly disseminated a series of false and misleading statements, including filings with the Securities and Exchange Commission, concerning the Company's revenue, profitability and financial condition, in violation of the federal securities law. The plaintiffs seek to represent a class of persons who purchased or acquired the Company's common stock between January 24, 1996 and August 14, 1998. The complaint seeks unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees and costs. The Company has responded to the complaint and believes that the allegations contained therein are without merit and that the outcome of the proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of these proceedings or the probability of any liability or losses relating thereto, and, accordingly, no provision has been made for any liability or loss that may result from the adjudication or settlement of these proceedings in the financial statements for the first quarter of fiscal 1999. An unfavorable outcome of these proceedings could have a material adverse impact on the Company's financial condition and results of operations.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

         The Company sells, rents and leases photocopiers, digital printers and other automated office equipment for use in both traditional and integrated office environments. The Company also provides outsourcing and imaging services and offers consulting, design, computer networking and technology training for the networked office environment.

                              Results of Operations

         The discussion of the results of operations reviews the operations of the Company as reported in the Consolidated Statements of Income.

                      Three Months Ended December 31, 1998
             Compared with the Three Months Ended December 31, 1997

         Results of operations for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 were as follows:

                                   Three Months Ended
                                      December  31               %
                                   1998         1997          Change
(in millions)
REVENUES                        $  1,396      $  1,374          1.6%
                                ========      ========

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs         $   73.1      $  101.9        (28.3%)
Transformation costs                             (19.5)
                                --------      --------
      Operating income              73.1          82.4
Interest expense                   (19.5)        (17.0)
                                --------      --------
                                $   53.6      $   65.4        (18.0%)
                                ========      ========

         The Company's first quarter revenues increased $22 million, or 1.6% over the first quarter of fiscal 1998. The first quarter of fiscal 1999 included a $14.3 million gain from an asset securitization. Excluding the gain, overall revenue was essentially flat compared to the first quarter of fiscal 1998. The flat revenue reflects the elimination of unprofitable revenue streams and a transition away from low-margin commodity products. Net sales, which includes equipment revenue, decreased $20 million or 2.8%. Equipment revenue has been affected by the shift from analog to digital, color and high volume copiers and the sales activity has been impacted by the transition to a common sales strategy and a centralized, tighter credit policy. Service and rental revenue increased $15 million or 2.7%. This increase is lower than in prior periods due to the closure of several Document Services locations during the first quarter of fiscal 1999. Finance income increased $13 million, or 17.9%, excluding the gain, due to the growth in the lease portfolio.

         Revenues from the Company's operations outside the U.S. were $198 million for the first quarter of fiscal 1999 compared to $177 million for the same period of the prior fiscal year. European operations increased $30 million, due primarily to acquisitions, while Canadian revenues decreased $8 million and other foreign operations revenue decreased $1 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. In the first quarter of fiscal 1999, the Company completed five acquisitions, all in Europe, as the Company continues to concentrate on its core business in North America.

         The Company's operating income decreased by $9.3 million compared to the prior year's quarter. Excluding transformation costs in fiscal 1998 and the gain from the asset securitization in fiscal 1999, operating income decreased $43.1 million to $58.8 million for the first quarter of fiscal 1999 compared to $101.9 million in the prior year. Gross margins in the first quarter of fiscal 1999, excluding the gain, were 38.8% compared to 39.5% in the prior year. However, gross margins in the first quarter of fiscal 1999 are higher than the 34.3% in the fourth quarter of fiscal 1998. The improvement reflects greater profitability in both equipment and service sales, due to the elimination of inappropriate discounting, an increased focus on controlling services costs and the turnaround in underperforming units compared to the fourth quarter of fiscal 1998. Selling and administrative expense as a percent of revenue was 34.5% in the first quarter of fiscal 1999 compared to 32.1% in the first quarter of fiscal 1998. Selling and administrative expense as a percent of revenue was essentially flat compared to the fourth quarter of fiscal 1998, adjusted for the special charges in that quarter of $40.4 million. This is due in part to the lower revenue levels and to the lag in the benefits of cost cutting programs. The Company has made strides in the first quarter of fiscal 1999 in workforce reductions and facility closures and expects to see benefits in future quarters.

         Costs associated with the Company's transformation program were $19.5 million in the first quarter of fiscal 1998. Severance and other employee costs were $14.3 million, facility consolidation costs were $3.3 million and technology conversion costs were $1.9 million. The transformation is essentially complete and there are no significant transformation expenses in fiscal 1999.

         Operating income from foreign operations was $3.6 million for the first quarter of fiscal 1999, down $9 million from $12.6 million for the first quarter of fiscal 1998. European operations decreased $1.7 million in the first quarter, while Canadian operating income decreased $6.6 million. Other foreign operations decreased $.7 million in the first quarter of fiscal 1999. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

         Interest expense increased $2.5 million in the first quarter of fiscal 1999. The increased expense is due to higher debt levels and slightly higher interest rates than in the first quarter of fiscal 1998.

         Income before taxes decreased by $11.8 million in the first quarter as a result of decreasing gross margins, increasing selling and administrative expenses and increasing interest expense, offset by no transformation expense in the first quarter of fiscal 1999. The effective income tax rate for the first quarter of fiscal 1999 is 46.5% compared to 43.4% for the comparable period in fiscal 1998. The increase in the effective tax rate is due to the effect of a lower pretax income on non-tax-deductible items, primarily goodwill amortization.

         Diluted earnings per common share decreased from $.24 per share for the first quarter of fiscal 1998 to $.19 per share for the first quarter of fiscal 1999. Excluding the after-tax gain on the asset securitization that was completed in December 1998, diluted earnings per common share were $.13 in the first quarter of fiscal 1999 and, excluding transformation costs, diluted earnings per common share were $.33 per share in the first quarter of fiscal 1998. Diluted weighted average shares increased 14.1 million as a result of the conversion of the Series BB preferred stock on October 1, 1998 (9.7 million weighted shares) and the full period impact of 1998 common share issuances related to acquisitions (4.7 million weighted shares).

Impact of Year 2000

         State of Readiness. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

         The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared an international compliance program for the Company and is responsible for coordinating and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. The Company's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program and any appropriate recommendations have been implemented. All internal IT systems and non-IT systems have been inventoried. Risk assessment and testing plans are 23% complete, remediation is 16% complete, testing and validation are 14% complete and implementation is 12% complete. The Company anticipates completing all phases of the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

         Product warranties and certifications are being sought from vendors and suppliers. The Company has obtained "Year 2000 Statements" from national vendors including Canon, Oce, Ricoh and Sharp.

         Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $11.4 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $2.4 million is attributable to the purchase of new software which will be capitalized. The remaining $9.0 million will be expensed as incurred. To date, the Company has incurred approximately $1.8 million ($1.5 million expensed and $291,000 capitalized), related to its Year 2000 project.

     Risks. Management believes, based on the information currently available to it, that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to IKON, its customers and suppliers, but to all businesses. Risks include:
o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.
o Loss of sales due to failure to meet customer quality expectations or inability to ship products.
o Increased operational costs due to manual processing, data corruption or disaster recovery.
o    Inability to bill or invoice.

     The Company has taken steps to limit the scope of product and service warranties to customers to either the replacement of noncompliant products or to reimbursement of the cost of the product or service provided. With respect to products sold by the Company prior to the inclusion of such limited warranties, differing interpretations of the warranties included with such products will likely result in litigation against the Company. The Company is not able to assess the impact of such potential litigation at this time.

     The Company is engaged in the provision of certain Year 2000 services to customers, whereby the Company evaluates the Year 2000 compliance of customers' software and hardware, and works with customers to find solutions to Year 2000 problems. The Company has taken steps to limit its warranties with respect to the Company's provision of such services.

     The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based in management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Contingency Plans. The Company's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans are currently being developed and are approximately 29% complete at this time. The Company expects to have its contingency plans in place by October 31, 1999. In addition, the Company is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.


                        Financial Condition and Liquidity

         Net cash provided by operating activities for the first quarter of fiscal 1999 was $22 million. During the same period, the Company generated $144 million in cash from investing activities, which included net finance subsidiary activity of $197 million, less acquisition activity at a cash cost of $16 million, capital expenditures for property and equipment of $18 million and capital expenditures for equipment on operating rental of $13 million. Cash used in financing activities includes $88 million net increase in corporate debt, excluding the effects of acquisitions, and $238 million decrease in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $946 million at December 31, 1998, an increase of $90 million from the debt balance at September 30, 1998 of $856 million. The debt to capital ratio, excluding finance subsidiaries, was 39.4% at December 31, 1998 compared to 37.5% at September 30, 1998. The Company continues to focus on goals to reduce working capital and related debt levels.

         As of December 31, 1998, short-term borrowings supported by a $600 million credit agreement totaled $149 million. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt decreased by $238 million from September 30, 1998, as a result of payments on medium term notes and bank borrowings. During the three months ended December 31, 1998, the U.S. finance subsidiary repaid $135 million of its medium term notes and $100 million of bank debt. No new notes were issued. At December 31, 1998, $1.7 billion of medium term notes were outstanding with a weighted interest rate of 6.5%, while $1.1 billion remains available under this program. In December 1998, the U.S. finance subsidiary entered into a new asset securitization agreement under which it received cash of $250 million. Under its previously existing $275 million asset securitization programs, the U.S. finance subsidiary sold $31 million in direct financing leases during the first quarter of fiscal 1999, replacing those leases liquidated and leaving the amount of contracts sold unchanged. No additional leases were sold under the Canadian CN$175 million asset securitization agreement during the first quarter of fiscal 1999.

         The Company filed a shelf registration for 10 million shares of common stock in April 1997. Shares issued under the registration statement are being used for acquisitions. Approximately 2.3 million shares have been issued under this shelf registration through December 31, 1998, leaving 7.7 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through fiscal 1998, the Company repurchased 4.6 million common shares for $113 million under this program.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and the remaining accrued costs associated with the Company's transformation program.


                           Forward-Looking Information

         This document includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, no assurances can be given that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing the integration of acquired companies, including companies with technical services and products that are relatively new to the Company, and also including companies outside the United States, which present additional risks relating to international operations; risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, technological changes, management transitions and employment issues associated with consolidation of business operations; risks and uncertainties associated with the implementation of a preferred vendor porgram; risks and uncertainties relating to potential year 2000 deficiencies associated with the operation of IKON's internal systems and distributed products; debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

     (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule


     (b)  Reports on Form 8-K

             On November 5, 1998, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated November 4, 1998 concerning earnings for the fiscal quarter and year ended September 30, 1998.

             On January 26, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated January 19, 1999, indicating that the Company anticipated first quarter earnings to exceed the First Call consensus estimate of $.05 per share for the quarter ending December 31, 1998 and that based on preliminary results, the Company expects earnings per share for the quarter to be in the range of $.12 to $.15, excluding a gain from asset securitization of $.04 to $.06 per share and that revenues for the quarter are expected to be in the range of $1.36 billion to $1.39 billion, excluding the gain from the asset securitization of $12 million to $16 million. The Company also stated that, based on a single quarter of performance and the balance of the initiatives being rolled out, it would not adjust its full-year earnings expectation at this time and that the Company's complete first quarter earnings report will be released on January 27, 1999.

             On February 5, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated January 27, 1999 concerning earnings for the first quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                           IKON OFFICE SOLUTIONS, INC.


Date        February 12, 1999              /s/ Michael J. Dillon
          --------------------------       ------------------------------------
                                           Michael J. Dillon
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


(27)     Financial Data Schedule