Form 10-Q
period 1999-03-31
IKON OFFICE SOLUTIONS INC
filed 1999-05-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-5964


                           IKON OFFICE SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                        23-0334400
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


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

Yes         No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

Common Stock, no par value                                  148,697,871 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--March 31, 1999
                         and September 30, 1998

                         Consolidated Statements of Income--Three and Six Months ended March 31, 1999 and March 31, 1998

                         Consolidated Statements of Cash Flows--Six Months ended March 31, 1999 and March 31, 1998

                         Notes to Consolidated Financial Statements--
                         March 31, 1999


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


    Item 4.              Submission of Matters to a Vote of Securities Holders


    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          March 31       September 30
ASSETS                                                                      1999             1998

Current Assets
    Cash                                                                $     5,243      $       963
    Accounts receivable, net                                                736,476          793,934
    Finance receivables, net                                                769,163          827,363
    Inventories                                                             400,383          431,837
    Prepaid expenses and other current assets                               142,258           97,534
    Deferred taxes                                                          112,159          112,609
                                                                        -----------      -----------
    Total current assets                                                  2,165,682        2,264,240
                                                                        -----------      -----------

Investments and Long-Term Receivables                                        25,837           25,109

Long-Term Finance Receivables, net                                        1,458,820        1,565,674

Equipment on Operating Rental, net                                          103,757          110,891

Property and Equipment, at cost                                             509,520          499,546
    Less accumulated depreciation                                           257,776          239,440
                                                                        -----------      -----------
                                                                            251,744          260,106
                                                                        -----------      -----------

Goodwill                                                                  1,395,968        1,387,390

Miscellaneous                                                               139,400          149,400
                                                                        -----------      -----------

                                                                        $ 5,541,208      $ 5,762,810
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                                   $    73,607      $    56,358
    Current portion of long-term debt, finance subsidiaries                 404,570          726,159
    Notes payable                                                           146,404           87,180
    Trade accounts payable                                                  196,731          245,520
    Accrued salaries, wages and commissions                                 102,747          115,101
    Deferred revenues                                                       202,707          211,824
    Other accrued expenses                                                  359,868          326,725
                                                                        -----------      -----------
    Total current liabilities                                             1,486,634        1,768,867
                                                                        -----------      -----------

Long-Term Debt                                                              714,830          712,384

Long-Term Debt, Finance Subsidiaries                                      1,354,758        1,374,478

Deferred Taxes                                                              348,321          325,488

Other Long-Term Liabilities                                                 153,555          154,305

Shareholders' Equity
    Series BB conversion preferred stock, no par value,
       9/98 - 3,877  depositary  shares issued and  outstanding                              290,170
    Common stock, no par value:
       Authorized - 300,000 shares
       Issued 3/99 - 148,576 shares; 9/98 - 137,139 shares                  999,652          689,195
    Unearned compensation                                                    (5,968)
    Retained earnings                                                       491,744          452,051
    Accumulated other comprehensive income                                      890             (473)
    Cost of common shares in treasury: 3/99 - 104 shares;
       9/98 - 124 shares                                                     (3,208)          (3,655)
                                                                        -----------      -----------
                                                                          1,483,110        1,427,288
                                                                        -----------      -----------

                                                                        $ 5,541,208      $ 5,762,810
                                                                        ===========      ===========

See notes to consolidated financial statements

                           IKON OFFICE SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                          Three Months Ended                    Six Months Ended
                                                                March 31                             March 31
                                                     ------------------------------       ------------------------------
                                                         1999             1998                1999             1998
                                                     --------------    ------------       --------------    ------------
Revenues
Net sales                                          $       720,062   $     786,943      $     1,427,781   $   1,515,048
Service and rentals                                        576,467         570,066            1,167,884       1,145,888
Finance income                                              76,121          74,580              173,402         144,910
                                                     --------------    ------------       --------------    ------------
                                                         1,372,650       1,431,589            2,769,067       2,805,846
                                                     --------------    ------------       --------------    ------------

Costs and Expenses
Cost of goods sold                                         492,363         501,547              964,109         969,747
Service and rental costs                                   335,101         344,658              676,690         676,813
Finance interest expense                                    29,306          32,959               61,986          63,705
Selling and administrative                                 461,619         465,385              938,874         906,604
Transformation costs                                                        18,192                               37,711
                                                     --------------    ------------       --------------    ------------
                                                         1,318,389       1,362,741            2,641,659       2,654,580
                                                     --------------    ------------       --------------    ------------

Operating income                                            54,261          68,848              127,408         151,266
Interest expense                                            18,995          16,243               38,542          33,272
                                                     --------------    ------------       --------------    ------------
Income before taxes                                         35,266          52,605               88,866         117,994
Income taxes                                                12,399          22,314               37,323          50,719
                                                     --------------    ------------       --------------    ------------
Net Income                                                  22,867          30,291               51,543          67,275
Less:  Preferred Dividends                                                   4,885                                9,770
                                                     --------------    ------------       --------------    ------------
Available to Common Shareholders                   $        22,867   $      25,406      $        51,543   $      57,505
                                                     ==============    ============       ==============    ============

Basic and Diluted Earnings Per Share                        $ 0.15          $ 0.19               $ 0.35          $ 0.43
                                                     ==============    ============       ==============    ============

Cash Dividends Per Share of Common Stock                    $ 0.04          $ 0.04               $ 0.08          $ 0.08
                                                     ==============    ============       ==============    ============

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                   March 31
                                                                                  -------------------------------------
                                                                                           1999              1998
                                                                                  -------------------------------------
Operating Activities
     Net income                                                                      $       51,543    $        67,275
     Additions (deductions) to reconcile net income to net cash provided by operating activities
            Depreciation                                                                     71,160             66,144
            Amortization                                                                     30,720             32,277
            Provisions for losses on accounts receivable                                     13,787             14,111
            Provision for deferred taxes                                                     25,000             31,000
            Gain on asset securitizations                                                   (21,672)            (1,181)
            Changes in  operating  assets and  liabilities,  net of effects from acquisitions:
                   Decrease (increase) in accounts receivable                                49,852            (48,117)
                   Decrease (increase) in inventories                                        32,925            (62,955)
                   Increase in prepaid expenses and other current assets                       (576)            (9,237)
                   (Increase) decrease in accounts payable, deferred
                       revenues and accrued expenses                                        (61,849)            13,844
            Miscellaneous                                                                     4,170             (8,406)
                                                                                       -------------     --------------
Net cash provided by operating activities                                                   195,060             94,755

Investing activities
     Proceeds from the sale of property and equipment                                        11,569              4,144
     Cost of companies acquired, net of cash acquired                                       (22,449)           (39,859)
     Expenditures for property and equipment                                                (48,127)           (67,351)
     Expenditures for equipment on operating rental, net                                    (22,329)           (34,812)
     Purchase of miscellaneous assets                                                        (2,830)            (3,015)
     Finance subsidiaries receivables - additions                                          (615,724)          (728,789)
     Finance subsidiaries receivables - collections                                         424,565            379,240
     Proceeds from sale of finance subsidiaries lease receivables                           357,024             52,271
                                                                                       -------------     --------------
Net cash provided by (used in) investing activities                                          81,699           (438,171)

Financing activities
     Proceeds (payments) of short-term borrowings, net                                       59,224           (149,799)
     Proceeds from issuance of long-term debt                                                35,612            259,333
     Proceeds from option exercises and sale of treasury shares                               4,364             15,584
     Long-term debt repayments                                                              (18,414)            (8,190)
     Finance subsidiaries debt - additions                                                      670            399,600
     Finance subsidiaries debt - repayments                                                (341,979)          (155,000)
     Dividends paid                                                                         (11,804)           (20,523)
     Purchase of treasury shares                                                               (152)              (567)
                                                                                       -------------     --------------
Net cash (used in) provided by financing activities                                        (272,479)           340,438

Net increase (decrease) in cash                                                               4,280             (2,978)
Cash at beginning of year                                                                       963             21,341
                                                                                       -------------     --------------
Cash at end of period                                                                $        5,243    $        18,363
                                                                                       =============     ==============

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

Note 1:  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended September 30, 1998. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2:  Asset Securitization

         In addition to the $410 million of asset securitizations in place at the end of fiscal 1998 in the U.S. and Canada, in December 1998, the Company's U.S. finance subsidiary entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company will continue to service the lease portfolio for the securitization provider. At March 31, 1999, the interest-only strip of $26.2 million related to the sale is included in prepaid expenses and other current assets and the recourse and servicing obligations of $8.3 million and $5.2 million, respectively, are included in other accrued expenses. The retained interest is classified in current finance receivables ($42.2 million) and long-term finance receivables ($78.4 million). The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement and additional gains on the revolving portion of all agreements of $7.4 million, for total a total gain on asset securitizations of $21.7 million for the six months ended March 31, 1999.


Note 3:  Transformation Costs

         In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. The Company substantially completed the transformation program as of September 30, 1998. The transformation involved a variety of activities that the Company believes will ultimately lower administrative costs and improve gross margins through the creation of marketplace-focused field operations with greater attention to customer sales and service. These activities included consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first six months of fiscal 1998 of $37.7 million relate principally to severance and other employee-related costs, including temporary labor ($26.8 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($6.7 million), and technology conversion costs ($4.2 million). Cash of $7.5 million was expended during the first six months of fiscal 1999, reducing the September 30, 1998 severance and lease buyout accruals to $4.8 million and $7.8 million, respectively, at March 31, 1999.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1999

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

         Total comprehensive income is as follows (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                           March  31                    March 31
                                                                           ---------                    --------
                                                                       1999           1998           1999          1998
                                                                       ----           ----           ----          ----
         Net income                                                  $22,867         $30,291       $51,543        $67,275
         Foreign currency translation adjustments                        700           (291)           235          (279)
         Mark to market adjustment, net of tax                           159                         1,128
                                                                     -------         -------       -------       -------
         Total comprehensive income                                  $23,726         $30,000       $52,906       $66,996
                                                                     =======       =========    ==========       =======


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

Note 6:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

For the fiscal quarter ended                                      3/31/99                      3/31/98
Numerator:
     Net income                                               $      22,867                $      30,291
     Preferred stock dividends                                                                     4,885
                                                              -------------                 ------------
     Numerator for basic earnings per
        share - income available to
        common shareholders                                          22,867                       25,406

     Effect of dilutive securities:
        Convertible loan notes                                                                        77
                                                              -------------                 ------------
     Numerator for diluted earnings per
        share - income available to common
        shareholders after assumed conversions                $      22,867                 $     25,483
                                                              =============                 ============

Denominator:
     Weighted average shares                                        147,866                      134,853
     Contingently issuable shares                                       735                          121
                                                              -------------                 ------------
     Denominator for basic earnings per
        share - weighted average shares                             148,601                      134,974

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1999


Note 6:  Earnings Per Share (continued)

     Effect of dilutive securities:
        Additional contingently issuable shares                          79                          141
        Employee stock options                                          190                          929
        Convertible loan notes                                                                       258
                                                              -------------                 ------------
     Dilutive potential common shares                                   269                        1,328
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          148,870                      136,302
                                                              =============                 ============

Basic earnings per share                                              $0.15                        $0.19
                                                                      =====                        =====

Diluted earnings per share                                            $0.15                        $0.19
                                                                      =====                        =====


For the six months ended                                           3/31/99                     3/31/98
Numerator:
     Net income                                               $      51,543                $      67,275
     Preferred stock dividends                                                                     9,770
                                                              -------------                 ------------
     Numerator for basic earnings per
        share - income available to
        common shareholders                                          51,543                       57,505

     Effect of dilutive securities:
        Convertible loan notes                                                                       155
                                                              -------------                 ------------
     Numerator for diluted earnings per
        share - income available to common
        shareholders after assumed conversions                $      51,543                 $     57,660
                                                              =============                 ============

Denominator:
     Weighted average shares                                        147,409                      134,284
     Contingently issuable shares                                     1,059                           60
                                                              -------------                 ------------
     Denominator for basic earnings per
        share - weighted average shares                             148,468                      134,344

Effect of dilutive securities:
        Additional contingently issuable shares                         301                          202
        Employee stock options                                          113                          845
        Convertible loan notes                                                                       258
                                                              -------------                 ------------
     Dilutive potential common shares                                   414                        1,305
     Denominator for diluted earnings per
            share - adjusted weighted average
            shares and assumed conversions                          148,882                      135,649
                                                              =============                 ============

Basic earnings per share                                              $0.35                        $0.43
                                                                      =====                        =====

Diluted earnings per share                                            $0.35                        $0.43
                                                                      =====                        =====

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                 MARCH 31, 1999


Note 6:  Earnings Per Share (continued)

         Options to purchase 6,423,506 shares of common stock at $14.18 per share to $56.42 per share were outstanding during the second quarter of fiscal 1999 and options to purchase 2,074,130 shares of common stock at $32.66 per share to $62.10 per share were outstanding during the second quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation for the quarter and six months ended March 31, 1998 because the effect of adding 9,682,143 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive.


Note 7:   Income Tax Benefit

         During the second quarter of fiscal 1999, the Company recorded a one-time tax benefit of $4.0 million related to restructuring the European leasing operations. Excluding the one-time benefit, diluted earnings per share for the quarter ended March 31, 1999 would have been $.13.


Note 8:  Shareholder Lawsuit

         The Company and certain current and former principal officers and employee directors were named as defendants in a series of purported class action complaints which were purportedly filed on behalf of purchasers of the Company's common stock. The complaints were filed in the United States District Court for the Eastern District of Pennsylvania following the issuance of the Company's August 14, 1998 earnings release. By court order dated November 30, 1998 the Court appointed co-lead counsel. By court order dated December 3, 1998, all the complaints were consolidated. The consolidated complaint was filed on December 18, 1998 and alleges that the defendants publicly disseminated a series of false and misleading statements, including filings with the Securities and Exchange Commission, concerning the Company's revenue, profitability and financial condition, in violation of the federal securities law. The plaintiffs seek to represent a class of persons who purchased or acquired the Company's equity securities between January 24, 1996 and August 13, 1998. The complaint seeks unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees and costs. The Company has responded to the complaint and believes that the allegations contained therein are without merit and that the outcome of the proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of these proceedings or the probability of any liability or losses relating thereto, and, accordingly, no provision has been made for any liability or loss that may result from the adjudication or settlement of these proceedings in the financial statements for the first six months of fiscal 1999. An unfavorable outcome of these proceedings could have a material adverse impact on the Company's financial condition and results of operations.

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

                    Three and Six Months Ended March 31, 1999
           Compared with the Three and Six Months Ended March 31, 1998

         Results of operations for the second quarter and year-to-date of fiscal 1999 compared to the second quarter and year-to-date of fiscal 1998 were as follows:

                                                  Three Months Ended                    Six Months Ended
                                                       March 31         %                   March  31          %
                                               1999        1998        Change         1999       1998         Change
                                               ----        ----        ------         ----       ----         ------
(in millions)
REVENUES                                     $1,373      $1,432        (4.1)%       $2,769     $2,806       (1.3)%
                                             ======      ======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                       $54.3       $87.0       (37.6)%       $127.4     $189.0      (32.6)%
Transformation costs                                      (18.2)                                (37.7)
                                             ------      ------                     ------     ------
      Operating income                         54.3        68.8                      127.4      151.3
Interest expense                              (19.0)      (16.2)                     (38.5)     (33.3)
                                             ------      ------                     ------     ------
                                              $35.3       $52.6       (32.9)%        $88.9     $118.0      (24.7)%
                                             ======      ======                     ======     ======


SECOND QUARTER:
         The Company's second quarter revenues decreased by $59 million or 4.1% from the second quarter of fiscal 1998. The decrease in revenue is attributable primarily to limited availability of digital equipment from suppliers and the Company's productivity initiatives, encompassing reductions in the Company's sales force and more disciplined marketing practices, including tighter credit standards. Net sales, which includes equipment revenue, decreased by $67 million or 8.5% in the second quarter of fiscal 1999, compared to the second quarter of fiscal 1998. However, net sales increased by $12 million or 1.7% from the first quarter of fiscal 1999. Service and rental revenue increased by $6 million or 1.1% compared to the second quarter fiscal 1998, but has decreased by $15 million from the first quarter of fiscal 1999. This decrease is the result of the Company's ongoing productivity initiatives and the rationalization of document services and technology services infrastructure. Finance income increased by $2 million or 2.1%, due to the growth in the lease portfolio, net of the impact of the asset securitizations.

         Revenues from the Company's operations outside the U.S. were $207 million for the second quarter of fiscal 1999 compared to $190 million for the same period of the prior fiscal year. European operations increased by $31 million, due primarily to acquisitions, while Canadian revenues decreased by $12 million and other foreign operations revenue decreased by $2 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998. There were no acquisitions in the second quarter of fiscal 1999.

         The Company's operating income decreased by $14.5 million compared to the prior year's quarter. Excluding transformation costs in fiscal 1998, operating income decreased by $32.7 million to $54.3 million for the second quarter of fiscal 1999 compared to $87.0 million in the second quarter of fiscal 1998. Gross margins in the second quarter of fiscal 1999 were 37.6%, compared to 38.6% in the prior year and 38.8% in the first quarter of fiscal 1999, reflecting the anticipated decrease in equipment margins caused by price compression in analog products. Selling and administrative expense as a percent of revenue was 33.6% in the second quarter of fiscal 1999 compared to 32.5% in the second quarter of fiscal 1998. Selling and administrative expense as a percent of revenue decreased in the second quarter of fiscal 1999 from the 34.5% in the first quarter of fiscal 1999.

         Costs associated with the Company's transformation program were $18.2 million in the second quarter of fiscal 1998. Severance and other employee costs were $12.5 million, facility consolidation costs were $3.4 million and technology conversion costs were $2.3 million. The transformation is essentially complete and there are no significant transformation expenses in fiscal 1999.

         Operating income from foreign operations was $5.7 million for the second quarter of fiscal 1999, down $4.9 million from $10.6 million (excluding transformation costs) for the second quarter of fiscal 1998 but up from $3.6 million for the first quarter of fiscal 1999. European operations decreased by $3.1 million compared to the second quarter of last year, while Canadian operating income decreased by $1.7 million and other foreign operations decreased by $.1 million. European operations experienced margin declines as the U.K. recession and pricing pressures continued into the second quarter of fiscal 1999. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998.

SIX MONTHS:
         The Company's revenues for the first six months of fiscal 1999 decreased by $37 million or 1.3% compared to the first six months of fiscal 1998. The first quarter of fiscal 1999 included a $14.3 million gain from an asset securitization. Excluding the securitization gain, overall revenue decreased by $51 million compared to the first six months of fiscal 1998. Net sales, which includes equipment revenue, decreased by $87 million or 5.8% compared to the first six months of fiscal 1998. Equipment revenue has been affected by the shift from analog to digital, color and high volume copiers, and the sales activity has been impacted by the transition to a common sales strategy and a centralized, tighter credit policy. Service and rental revenue increased by $22 million or 1.9%. This increase is lower than in prior periods due to the Company's ongoing productivity initiatives and the rationalization of document services and technology services infrastructure. Finance income increased $14.2 million, or 9.8%, excluding the gain, due to the growth in the lease portfolio.

         Revenues from the Company's operations outside the U.S. were $405 million for the first six months of fiscal 1999 compared to $367 million for the same period of the prior fiscal year. European operations increased by $61 million, due primarily to acquisitions, while Canadian revenues decreased by $21 million and other foreign operations revenue decreased by $2 million in the first six months of fiscal 1999 compared to the first six months of fiscal 1998. In the first quarter of fiscal 1999, the Company completed five acquisitions, all in Europe.

         The Company's operating income decreased by $23.9 million in the first six months of fiscal 1999 compared to the prior year's six month period. Excluding transformation costs in fiscal 1998 and the gain from the asset securitization in fiscal 1999, operating income decreased by $75.9 million to $113.1 million for the first six months of fiscal 1999 compared to $189.0 million for the first six months of the prior fiscal year. Gross margins in the first six months of fiscal 1999, excluding the gain, were 38.2% compared to 39.0% in the first six months of the prior fiscal year, reflecting pricing pressures and the switch from analog to digital equipment. Selling and administrative expense as a percent of revenue was 34.1% in the first six months of fiscal 1999 compared to 32.3% in the first six months of fiscal 1998.

         Costs associated with the Company's transformation program were $37.7 million in the first six months of fiscal 1998. Severance and other employee costs were $26.8 million, facility consolidation costs were $6.7 million and technology conversion costs were $4.2 million. The transformation is essentially complete and there are no significant transformation expenses in fiscal 1999.

         Operating income from foreign operations was $9.2 million for the first six months of fiscal 1999, down $14 million from $23.2 million (excluding transformation costs) for the first six months of fiscal 1998. European operations decreased by $4.8 million compared to the prior period, while Canadian operating income decreased by $8.4 million and other foreign operations decreased by $.8 million. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

Other
         Interest expense increased by $2.8 million in the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and $5.2 million for the first six months of fiscal 1999 compared to the first six months of fiscal 1998. The increased expense is due to higher debt levels and slightly higher interest rates than in the comparable period of fiscal 1998.

         Income before taxes decreased by $17.3 million in the second quarter of fiscal 1999 and $29.1 million in the first six months of fiscal 1999 compared to the comparable periods in the prior fiscal year, as a result of decreased gross margins, increased selling and administrative expenses and increased interest expense, offset by no transformation expense in the current fiscal year. The effective income tax rate for the first six months of fiscal 1999 is 42% compared to 43% for the comparable period in fiscal 1998. Income tax expense in the second quarter of fiscal 1999 includes a one-time tax benefit related to restructuring the European leasing operations. Excluding this one-time benefit, the effective tax rate would have been 46.5%. The increase in the effective tax rate (excluding the one-time benefit) from 43% in the prior fiscal year to 46.5% in fiscal year 1999 is due to the effect of non-tax-deductible items, primarily goodwill amortization, on lower pretax income.

         Diluted earnings per common share decreased from $.19 per share for the second quarter of fiscal 1998 to $.15 per share for the second quarter of fiscal 1999. Excluding transformation costs, diluted earnings per common share were $.27 per share in the second quarter of fiscal 1998. Diluted earnings per common share decreased from $.43 per share for the first six months of fiscal 1998 to $.35 per share for the first six months of fiscal 1999. Excluding the after-tax gain on the asset securitization that was completed in December 1998, diluted earnings per common share were $.29 in the first six months of fiscal 1999 and, excluding transformation costs, diluted earnings per common share were $.61 per share in the first six months of fiscal 1998. Diluted weighted average shares increased 13.2 million for the six months ended March 31, 1999 primarily as a result of the conversion of the Series BB preferred stock on October 1, 1998 (9.7 million weighted shares) and the full period impact of 1998 common share issuances related to acquisitions (3.8 million weighted shares).

Impact of Year 2000

         State of Readiness. The Year 2000 issue arises from computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

         The Company has appointed a Year 2000 Corporate Compliance Team, which has prepared an international compliance program for the Company and is responsible for coordinating and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. The Company's Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program.

         The Company's Year 2000 compliance program has five phases: 1) inventory of internal IT and non-IT systems; 2) risk assessment of the Year 2000 compliance issues associated with such internal IT and non-IT systems; 3) remediation of non-compliant systems; 4) testing and validation of remediated systems; and 5) implementation of remediated systems throughout the Company. The progress to date of each of these phases is as follows: 1) internal IT and non-IT systems have been inventoried; 2) appropriate risk assessments have been completed; 3) remediation of critical systems has been substantially completed and remediation of non-critical systems is progressing; 4) testing and validation of critical systems has been substantially completed; and 5) Year 2000 compliant versions are in the process of being implemented in field operations. The Company anticipates completing the Year 2000 project no later than October 31, 1999, which is prior to any anticipated material impact on its operating systems.

         Product warranties and certifications are being sought from vendors and suppliers. The Company has obtained "Year 2000 Statements" from critical national equipment vendors including Canon, Oce, Ricoh and Sharp.

         Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $11.4 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $2.4 million is attributable to the purchase of new software which will be capitalized. The remaining $9.0 million will be expensed as incurred. To date, the Company has incurred approximately $2.7 million ($2.4 million expensed and $303,000 capitalized), related to its Year 2000 project.

         Risks. Management believes, based on the information currently available to it, that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to the Company, its customers and suppliers, but to all businesses. Risks include, but are not limited to:

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

     The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and other uncertainties.

         Contingency Plans. The Company's Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans are currently being developed and are expected to be in place by October 31, 1999. In addition, the Company is forming a rapid response team as part of its IT group that will respond to any operational problems during the Year 2000 date change period.


                        Financial Condition and Liquidity

         Net cash provided by operating activities for the first six months of fiscal 1999 was $195 million. During the same period, the Company generated $82 million in cash from investing activities, which included net finance subsidiary activity of $166 million, less acquisition activity at a cash cost of $22 million, capital expenditures for property and equipment of $48 million and capital expenditures for equipment on operating rental of $22 million. Cash used in financing activities includes $76 million net increase in corporate debt, excluding the effects of acquisitions, and $341 million decrease in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $935 million at March 31, 1999, an increase of $79 million from the debt balance at September 30, 1998 of $856 million. The debt to capital ratio, excluding finance subsidiaries, was 38.7% at March 31, 1999 compared to 37.5% at September 30, 1998. The Company continues to focus on goals to reduce working capital and related debt levels.

         As of March 31, 1999, short-term borrowings supported by a $600 million credit agreement totaled $124 million. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt decreased by $341 million from September 30, 1998, as a result of payments on medium term notes and bank borrowings. During the six months ended March 31, 1999, the U.S. finance subsidiary repaid $228 million of its medium term notes and $100 million of bank debt and no new notes were issued. At March 31, 1999, $1.6 billion of medium term notes were outstanding with a weighted interest rate of 6.5%, while $1.1 billion remains available under this program. In December 1998, the U.S. finance subsidiary entered into a new asset securitization agreement under which it received cash of $250 million in December 1998. Under its previously existing $275 million asset securitization programs and the securitization closed in December 1998, the U.S. finance subsidiary sold an additional $83 million in direct financing leases during the first six months of fiscal 1999, replacing those leases liquidated and leaving the amount of contracts sold unchanged. CN$36 million ($24 million) of additional leases were sold under the Canadian CN$175 million asset securitization agreement during the first six months of fiscal 1999, replacing leases liquidated. The balance of Canadian securitized receivables at March 31, 1999 is CN$156 million.

         During the third quarter of fiscal 1999, IKON Receivables, LLC (a second-tier wholly-owned subsidiary of the U.S. finance subsidiary) expects to publicly offer approximately $752.93 million of lease-backed notes (the "Notes"). This transaction will be structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the finance subsidiary is sole member, and IKON Receivables, LLC of which IKON Receivables-1, LLC is sole member. The finance subsidiary will contribute to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC will transfer them to IKON Receivables, LLC, which will be the issuer of the Notes. The Notes will be secured by the Asset Pool and the payments on the Notes will be made from payments on the leases. The U.S. finance subsidiary will receive approximately $750 million in proceeds from the sale of the Notes and will use approximately $250 million of that amount to repurchase previously sold assets in connection with the asset securitization transaction completed in December 1998. The repurchased assets will be contributed as part of the Asset Pool.

         The Company filed a shelf registration for 10 million shares of common stock in April 1997. Shares issued under the registration statement are being used for acquisitions. Approximately 2.8 million shares have been issued under this shelf registration through March 31, 1999, leaving 7.2 million shares available for issuance.

         On April 17, 1997, the Company announced that it may repurchase from time to time as much as five percent of the outstanding IKON common stock in open market transactions. Through fiscal 1998, the Company repurchased 4.6 million common shares for $113 million under this program.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements, including capital expenditures, acquisitions, dividends, stock repurchases and the remaining accrued costs associated with the Company's transformation program.

                           Forward-Looking Information

         This Report includes or incorporates by reference information which may constitute forward-looking statements within the meaning of the federal securities laws. Although the Company believes the expectations contained in such forward-looking statements are reasonable, it can give no assurances that such expectations will prove correct. Such forward-looking information is based upon management's current plans or expectations and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These risks and uncertainties include, but are not limited to, risks and uncertainties relating to conducting operations in a competitive environment; delays, difficulties, management transitions and employment issues associated with consolidation of, and/or changes in business operations; managing the integration of existing and acquired companies; risks and uncertainties associated with existing or future vendor relationships; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1998 Annual Report on Form 10-K/A filed with the Securities and
Exchange Commission. As a consequence of these and other risks and uncertainties, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         On March 23, 1999, the Company held its annual meeting of shareholders, at which eight directors were elected to hold office until the election of their successors:

                                        For                   Withheld
         Judith M. Bell             131,594,192               1,768,717
         James R. Birle             131,885,267               1,477,642
         Philip E. Cushing          131,820,312               1,542.596
         Kurt E. Dinkelacker        131,240,785               2,122,224
         James J. Forese            131,900,184               1,462,725
         Thomas P. Gerrity          131,853,048               1,509,860
         Barbara Barnes Hauptfuhrer 131,450,962               1,911,946
         Richard A. Jalkut          131,501,324               1,861,584

            On May 1, 1999, Mr. Dinkelacker resigned his position as Senior Vice President and Chief Financial Officer and a director of the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule


      (b)    Reports on Form 8-K

             On January 26, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated January 19, 1999, indicating that the Company anticipated first quarter earnings to exceed the First Call consensus estimate of $.05 per share for the quarter ending December 31, 1998, and provided additional information.

             On February 5, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated January 27, 1999 concerning earnings for the first quarter ended December 31, 1998.

             On March 10, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated March 9, 1999 announcing the resignation of Kurt E. Dinkelacker as Chief Financial Officer and a member of IKON's Board of Directors, effective May 1, 1999.

             On May 5, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in 1) its press release dated April 22, 1999 regarding the appointment of William S. Urkiel as the Company's Chief Financial Officer and Senior Vice President, and 2) the press release dated April 28, 1999 regarding the Company's financial results for the period ended March 31, 1999, including unaudited consolidated statements of income for the three months ended March 31, 1999 and the six months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                      IKON OFFICE SOLUTIONS, INC.


Date  May 14, 1999                    /s/ Michael J. Dillon
      ------------                        ------------------------------------
                                          Michael J. Dillon
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


(27)     Financial Data Schedule