Form 10-Q
period 1999-06-30
IKON OFFICE SOLUTIONS INC
filed 1999-08-13
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

Yes   ___   No   ___

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

Common Stock, no par value                                  149,124,413 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements (Unaudited)

                         Consolidated Balance Sheets--June 30, 1999
                         and September 30, 1998

                         Consolidated Statements of Operations--Three and Nine Months ended June 30, 1999 and June 30, 1998

                         Consolidated Statements of Cash Flows--Nine Months ended June 30, 1999 and June 30, 1998

                         Notes to Consolidated Financial Statements--
                         June 30, 1999


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity



PART II.  OTHER INFORMATION


    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    June 30        September 30
ASSETS                                                                1999             1998
Current Assets
    Cash and cash equivalents                                    $   118,641      $       963
    Restricted cash                                                   33,433
    Accounts receivable, net                                         752,495          793,934
    Finance receivables, net                                         876,132          827,363
    Inventories                                                      381,976          431,837
    Prepaid expenses and other current assets                        110,113           97,534
    Deferred taxes                                                   111,986          112,609
                                                                 -----------      -----------
    Total current assets                                           2,384,776        2,264,240
                                                                 -----------      -----------

Investments and Long-Term Receivables                                 21,502           25,109

Long-Term Finance Receivables, net                                 1,661,711        1,565,674

Equipment on Operating Rental, net                                    95,741          110,891

Property and Equipment, at cost                                      521,430          499,546
    Less accumulated depreciation                                    266,874          239,440
                                                                 -----------      -----------
                                                                     254,556          260,106
                                                                 -----------      -----------

Goodwill                                                           1,391,156        1,387,390

Miscellaneous                                                        136,968          149,400
                                                                 -----------      -----------

                                                                 $ 5,946,410      $ 5,762,810
                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                            $    87,388      $    56,358
    Current portion of long-term debt,
      finance subsidiaries                                           994,786          726,159
    Notes payable                                                     10,066           87,180
    Trade accounts payable                                           185,837          245,520
    Accrued salaries, wages and commissions                          115,496          115,101
    Deferred revenues                                                197,358          211,824
    Other accrued expenses                                           321,415          326,725
                                                                 -----------      -----------
    Total current liabilities                                      1,912,346        1,768,867
                                                                 -----------      -----------

Long-Term Debt                                                       717,122          712,384

Long-Term Debt, Finance Subsidiaries                               1,299,112        1,374,478

Deferred Taxes                                                       351,563          325,488

Other Long-Term Liabilities                                          156,966          154,305

Shareholders' Equity
    Series BB conversion preferred stock, no par value,
       9/98 - 3,877 depositary shares issued and outstanding                          290,170
    Common stock, no par value:
       Authorized - 300,000 shares
       Issued 6/99 - 149,193 shares;
          9/98 - 137,139 shares                                    1,007,547          689,195
    Unearned compensation                                             (6,610)
    Retained earnings                                                512,583          452,051
    Accumulated other comprehensive income                            (1,800)            (473)
    Cost of common shares in treasury: 6/99 - 79 shares;
       9/98 - 124 shares                                              (2,419)          (3,655)
                                                                 -----------      -----------
                                                                   1,509,301        1,427,288
                                                                 -----------      -----------

                                                                 $ 5,946,410      $ 5,762,810
                                                                 ===========      ===========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months Ended                    Nine Months Ended
                                                                 June 30                              June 30
                                                      ------------------------------       ------------------------------
                                                          1999             1998                1999             1998
                                                      --------------   -------------       --------------   -------------
Revenues
Net sales                                           $       719,047  $      721,044      $     2,146,828  $    2,236,092
Service and rentals                                         586,850         594,806            1,754,734       1,740,694
Finance income                                               79,570          78,878              252,972         223,788
                                                      --------------   -------------       --------------   -------------
                                                          1,385,467       1,394,728            4,154,534       4,200,574
                                                      --------------   -------------       --------------   -------------

Costs and Expenses
Cost of goods sold                                          500,614         520,442            1,464,723       1,490,189
Service and rental costs                                    331,240         351,701            1,007,930       1,028,514
Finance interest expense                                     30,553          33,171               92,539          96,876
Selling and administrative                                  455,043         543,703            1,393,917       1,450,307
Loss from asset impairment                                                   20,000                               20,000
Transformation costs                                                         16,539                               54,250
                                                      --------------   -------------       --------------   -------------
                                                          1,317,450       1,485,556            3,959,109       4,140,136
                                                      --------------   -------------       --------------   -------------

Operating income (loss)                                      68,017         (90,828)             195,425          60,438
Interest expense                                             17,031          17,684               55,573          50,956
                                                      --------------   -------------       --------------   -------------
Income (loss) before taxes                                   50,986        (108,512)             139,852           9,482
Income taxes (benefit)                                       23,708         (19,867)              61,031          30,852
                                                      --------------   -------------       --------------   -------------
Net Income (loss)                                            27,278         (88,645)              78,821         (21,370)
Less:  Preferred Dividends                                                    4,885                               14,655
                                                      --------------   -------------       --------------   -------------
Available to Common Shareholders                    $        27,278  $      (93,530)     $        78,821  $      (36,025)
                                                      ==============   =============       ==============   =============

Basic and Diluted Earnings (Loss) Per Share                  $ 0.18         $ (0.69)              $ 0.53         $ (0.27)
                                                      ==============   =============       ==============   =============

Cash Dividends Per Share of Common Stock                     $ 0.04          $ 0.04               $ 0.12          $ 0.12
                                                      ==============   =============       ==============   =============

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Nine Months Ended
                                                                                                   June 30
                                                                                  -------------------------------------
                                                                                           1999              1998
                                                                                  -------------------------------------
Operating Activities
     Net income                                                                      $       78,821    $       (21,370)
     Additions (deductions) to reconcile net income to net cash provided by operating activities
            Depreciation                                                                    103,040            101,219
            Amortization                                                                     45,543             50,152
            Provisions for losses on accounts receivable                                     25,743             46,421
            Provision for deferred taxes                                                     32,000             14,000
            Gain on asset securitizations                                                   (25,360)            (3,145)
            Loss from asset impairment                                                                          20,000
            Changes in operating assets and liabilities, net of effects from acquisitions:
                   Decrease (increase) in accounts receivable                                21,904            (27,364)
                   Decrease (increase) in inventories                                        51,332            (26,802)
                   Decrease (increase) in prepaid expenses and other current assets           8,909            (10,445)
                   (Decrease) increase in accounts payable, deferred
                       revenues and accrued expenses                                        (85,625)            19,473
            Miscellaneous                                                                     9,779            (10,013)
                                                                                       -------------     --------------
Net cash provided by operating activities                                                   266,086            152,126

Investing activities
     Proceeds from the sale of property and equipment                                        14,644             11,658
     Cost of companies acquired, net of cash acquired                                       (24,419)           (41,186)
     Expenditures for property and equipment                                                (72,617)           (91,228)
     Expenditures for equipment on operating rental, net                                    (28,270)           (56,540)
     Purchase of miscellaneous assets                                                        (2,934)            (9,042)
     Finance receivables - additions                                                       (953,475)        (1,156,662)
     Finance receivables - collections                                                      668,678            626,042
     Proceeds from sale of finance subsidiaries' lease receivables                          399,446            162,095
     Repurchase of finance subsidiary's lease receivables                                  (250,000)
                                                                                       -------------     --------------
Net cash used in investing activities                                                      (248,947)          (554,863)

Financing activities
     Short-term borrowing repayments, net                                                   (77,114)          (172,398)
     Proceeds from issuance of long-term debt                                                56,387            259,356
     Proceeds from option exercises and sale of treasury shares                               4,803             17,566
     Long-term debt repayments                                                              (23,143)           (17,704)
     Finance subsidiaries' debt - issuance                                                  750,941            601,892
     Finance subsidiaries' debt - repayments                                               (559,991)          (267,890)
     Dividends paid                                                                         (17,743)           (30,830)
     Deposit to restricted cash                                                             (33,433)
     Purchase of treasury shares                                                               (168)            (3,963)
                                                                                       -------------     --------------
Net cash provided by financing activities                                                   100,539            386,029

Net increase (decrease) in cash and cash equivalents                                        117,678            (16,708)
Cash at beginning of year                                                                       963             21,341
                                                                                       -------------     --------------
Cash and cash equivalents at end of period                                           $      118,641    $         4,633
                                                                                       =============     ==============


See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

Note 2:  Asset Securitization

         In addition to the $410 million of asset securitizations in place at the end of fiscal 1998 in the U.S. and Canada, in December 1998, the Company's U.S. finance subsidiary entered into an asset securitization transaction whereby it sold $366.6 million in direct financing lease receivables for $250 million in cash and a retained interest in the remainder. The agreement is for an initial three-year term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in the pool of leases, additional leases can be sold up to $250 million. The terms of the agreement provide that the Company will continue to service the lease portfolio for the securitization provider. The Company recognized a pretax gain of $14.3 million during the first quarter of fiscal 1999 on this agreement and additional gains on the revolving portion of all agreements of $11.1 million, for total a total gain of $25.4 million for the nine months ended June 30, 1999. On May 25, 1999, the Company's U.S. finance subsidiary repurchased the leases sold in this transaction with the proceeds from the lease-backed notes described below.


Note 3:  Leased-backed Notes

         On May 19, 1999, IKON Receivables, LLC (an affiliate of the U.S. finance subsidiary) publicly issued approximately $752 million of lease-backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $304,474,000 have a stated interest rate of 5.11%, Class A-2 Notes totaling $61,579,000 have a stated interest rate of 5.60%, Class A-3 Notes totaling $304,127,000 have a stated interest rate of 5.99% and Class A-4 Notes totaling $81,462,000 have a stated interest rate of 6.23%. The transaction was structured using two special purpose limited liability companies: IKON Receivables-1, LLC, of which the Company's U.S. finance subsidiary is the sole member, and IKON Receivables, LLC, of which IKON Receivables-1, LLC is the sole member. The Company's U.S. finance subsidiary contributed to IKON Receivables-1, LLC a pool of office equipment leases or contracts and related assets (the "Asset Pool"), and IKON Receivables-1, LLC transferred them to IKON Receivables, LLC, which is the issuer of the Notes. The Notes are secured by the Asset Pool and the payments on the Notes are made from payments on the leases. The Company's U.S. finance subsidiary received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the Asset Pool. Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the Asset Pool, which must be used to repay the Notes.

Note 4:  Conversion of Series BB Preferred Stock

         On October 1, 1998, each of the outstanding depositary shares of the Series BB Preferred Stock automatically converted to 2.4972 shares of common stock per depositary share, resulting in the issuance of 9,682,143 common shares. The common stock account increased by $290.2 million to reflect the conversion. There was no change to total shareholders' equity.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1999

Note 5:  Transformation Costs

         In September 1995, the Company announced its transformation program to change its organization into a more cohesive and efficient network by building a uniform information technology system and implementing best practices for critically important management functions throughout the IKON companies. The Company substantially completed the transformation program as of September 30, 1998. The transformation involved a variety of activities, including consolidating purchasing, inventory control, logistics and other activities into thirteen customer service centers in the U.S., establishing a single financial processing center, building a common information technology system, adopting a common name and common benefit programs. Transformation costs in the first nine months of fiscal 1998 of $54.3 million relate principally to severance and other employee-related costs, including temporary labor ($36.7 million), facility consolidation costs, including lease buyouts and write-offs of leasehold improvements ($12.2 million), and technology conversion costs ($5.4 million). Cash of $9.9 million was expended during the first nine months of fiscal 1999, reducing the September 30, 1998 severance and lease buyout accruals to $4.0 million and $6.2 million, respectively, at June 30, 1999.


Note 6:  Comprehensive Income

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

         Total comprehensive income is as follows (in thousands):

                                                   Three Months Ended            Nine Months Ended
                                                         June  30                     June 30
                                                     1999         1998           1999          1998
                                                  --------      --------      --------      --------
     Net income                                   $ 27,278      ($88,645)     $ 78,821      ($21,370)
     Foreign currency translation adjustments       (1,562)         (191)       (1,327)         (470)
     Mark to market adjustment, net of tax          (1,128)                          0
                                                  --------      --------      --------      --------
     Total comprehensive income                   $ 24,588      ($88,836)     $ 77,494      ($21,840)
                                                  ========      ========      ========      ========

Note 7:   Income Tax Benefit

         During the second quarter of fiscal 1999, the Company recorded a one-time tax benefit of $4.0 million related to restructuring the European leasing operations. Excluding the one-time benefit, diluted earnings per share for the nine months ended June 30, 1999 would have been $.50.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1999

Note 8:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share (in thousands):

     For the fiscal quarter ended                             6/30/99      6/30/98
     ------------------------------------------------------------------------------
     Numerator:
          Net income                                        $  27,278     $ (88,645)
          Preferred stock dividends                                           4,885
                                                            ---------     ---------
          Numerator for basic and diluted earnings
             per share - income available to
             common shareholders                            $  27,278     $ (93,530)
                                                            =========     =========

     Denominator:
          Weighted average shares                             148,422       135,465
          Contingently issuable shares                            365           116
                                                            ---------     ---------
          Denominator for basic earnings per
             share - weighted average shares                  148,787       135,581

          Effect of dilutive securities:
             Additional contingently issuable shares              157
             Employee stock options                               171
                                                            ---------
          Dilutive potential common shares                        328
          Denominator for diluted earnings per
                 share - adjusted weighted average
                 shares and assumed conversions               149,115       135,581
                                                            =========     =========

     Basic earnings (loss) per share                        $    0.18     ($   0.69)
                                                            =========     =========

     Diluted earnings (loss) per share                      $    0.18     ($   0.69)
                                                            =========     =========


     For the nine months ended                                6/30/99       6/30/98
     ------------------------------------------------------------------------------
     Numerator:
          Net income                                        $  78,821     $ (21,370)
          Preferred stock dividends                                          14,655
                                                            ---------     ---------
          Numerator for basic and diluted earnings
             per share - income available to
             common shareholders                            $  78,821     $ (36,025)
                                                            =========     =========

     Denominator:
          Weighted average shares                             147,748       134,681
          Contingently issuable shares                            828           118
                                                            ---------     ---------
          Denominator for basic earnings per
             share - weighted average shares                  148,576       134,799


                           IKON OFFICE SOLUTIONS, INC
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                  JUNE 30, 1999

     Note 8:  Earnings Per Share (continued)

     Effect of dilutive securities:
             Additional contingently issuable shares              253
             Employee stock options                               132
                                                            ---------
     Dilutive potential common shares                             385
          Denominator for diluted earnings per
                 share - adjusted weighted average
                 shares and assumed conversions               148,961       134,799
                                                            =========     =========

     Basic earnings (loss) per share                        $    0.53     ($   0.27)
                                                            =========     =========

     Diluted earnings (loss) per share                      $    0.53     ($   0.27)
                                                            =========     =========

         Options to purchase 6,319,528 shares of common stock at $14.00 per share to $56.42 per share were outstanding during the third quarter of fiscal 1999 and options to purchase 3,496,536 shares of common stock at $26.53 per share to $62.93 per share were outstanding during the third quarter of fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         The Company's Series BB conversion preferred stock is excluded from the diluted calculation for the quarter and nine months ended June 30, 1998 because the effect of adding 9,682,143 shares and deleting the preferred dividends to reflect assumed conversion would be antidilutive.


Note 9:  Shareholder Lawsuit

         The Company and certain current and former principal officers and employee directors were named as defendants in a series of purported class action complaints which were purportedly filed on behalf of purchasers of the Company's common stock. The complaints were filed in the United States District Court for the Eastern District of Pennsylvania following the issuance of the Company's August 14, 1998 earnings release. By court order dated November 30, 1998 the Court appointed co-lead counsel. By court order dated December 3, 1998, all the complaints were consolidated. The consolidated complaint was filed on December 18, 1998 and alleges that the defendants publicly disseminated a series of false and misleading statements, including filings with the Securities and Exchange Commission, concerning the Company's revenue, profitability and financial condition, in violation of the federal securities law. The plaintiffs seek to represent a class of persons who purchased or acquired the Company's equity securities between January 24, 1996 and August 13, 1998. In an amended consolidated complaint filed on June 28, 1999, Ernst & Young LLP (the Company's independent auditors) was added as a defendant. The complaint seeks unspecified compensatory and punitive damages, prejudgment interest, attorneys' fees and costs. The Company has responded to the complaint and believes that the allegations contained therein are without merit and that the outcome of the proceedings will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company. However, due to the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome of these proceedings or the probability of any liability or losses relating thereto, and, accordingly, no provision has been made for any liability or loss that may result from the adjudication or settlement of these proceedings in the financial statements for the first nine months of fiscal 1999. An unfavorable outcome of these proceedings could have a material adverse impact on the Company's financial condition and results of operations.

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

                              Results of Operations

         The discussion of the results of operations reviews the operations of the Company as reported in the Consolidated Statements of Operations.

                    Three and Nine Months Ended June 30, 1999
           Compared with the Three and Nine Months Ended June 30, 1998

         Results of operations for the third quarter and year-to-date of fiscal 1999 compared to the third quarter and year-to-date of fiscal 1998 were as follows:

                                                   Three Months Ended                      Nine Months Ended
                                                    June 30             %                June 30            %
                                               1999        1998       Change         1999       1998      Change
(in millions)
REVENUES                                     $1,385      $1,395        (0.7)%       $4,155     $4,201       (1.1)%
                                             ======     =======                     ======     ======

INCOME BEFORE TAXES:
Operating income, excluding
   transformation costs                       $68.0      $(74.3)                    $195.4     $114.7       70.4%
Transformation costs                                      (16.5)                                (54.3)
                                             ------     --------                    ------     ------
      Operating income                         68.0       (90.8)                     195.4       60.4      223.5%
Interest expense                              (17.0)      (17.7)                     (55.5)     (50.9)
                                             ------     -------                     ------     ------
                                              $51.0     $(108.5)                    $139.9       $9.5    1,372.6%
                                             ======     ========                    ======     ======


THIRD QUARTER:
         The Company's third quarter revenues decreased by $10 million or .7% from the third quarter of fiscal 1998. Revenues increased from the second quarter of fiscal 1999, but were down compared to the same period in the prior fiscal year due primarily to reductions in and realignment of the sales force, as well as the closure or consolidation of 22 document services branches and two technology services branches during fiscal 1999. These actions were taken to strengthen productivity, tighten marketing disciplines and build a solid cost-competitive infrastructure. Net sales, which includes equipment revenue, decreased by $2 million or .3% in the third quarter of fiscal 1999, compared to the third quarter of fiscal 1998. Net sales were down slightly ($1 million) from the second quarter of fiscal 1999. Service and rental revenue decreased by $8 million or 1.3% compared to the third quarter fiscal 1998, but increased by $10 million from the second quarter of fiscal 1999. Finance income increased by $.7 million or .9% compared to the third quarter of fiscal 1998, due to the growth in the lease portfolio.

         Revenues from the Company's operations outside the U.S. were $198 million for the third quarter of fiscal 1999 compared to $181 million for the same period of the prior fiscal year. European operations increased by $28 million, due primarily to acquisitions, while Canadian revenues decreased by $10 million and other foreign operations revenue decreased by $1 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. There were no acquisitions in the third quarter of fiscal 1999.

         The Company's operating income increased by $158.8 million compared to the prior year's quarter. Excluding transformation costs in fiscal 1998, operating income increased by $142.3 million to $68.0 million for the third quarter of fiscal 1999 compared to a loss of $74.3 million in the third quarter of fiscal 1998. During August 1998, the Company completed an in-depth review of its operations and recorded charges against earnings totaling $94 million related to the third quarter of fiscal 1998 and $16 million related to the second quarter of fiscal 1998. Excluding the third quarter charges, pre-transformation operating income would have been $19.8 million in the third quarter of fiscal 1998, compared to $68.0 million in the third quarter of fiscal 1999, an increase of $48.2 million. Gross margins in the third quarter of fiscal 1999 were 37.8%, compared to 35.1% in the same period of the prior fiscal year (37.2% excluding the third quarter charges) and 37.6% in the second quarter of fiscal 1999. This increase is primarily the result of increased service margins. The increase in service margins reflects the growing discipline and productivity from the national sales model, which includes a focus on protecting and growing aftermarket. Improved service margins are partially offset by a decline in equipment margins due to continued price pressure in analog sales and to the closing of a portion of the Company's remanufacturing operations in June 1999. Selling and administrative expense as a percent of revenue was 32.9% in the third quarter of fiscal 1999 compared to 39.0% in the third quarter of fiscal 1998 (35.9% excluding the third quarter charges). Selling and administrative expense as a percent of revenue decreased in the third quarter of fiscal 1999 from the 33.6% in the second quarter of fiscal 1999 as a result of the ongoing expense reduction programs launched in the second half of fiscal 1998.

         Costs associated with the Company's transformation program were $16.5 million in the third quarter of fiscal 1998. Severance and other employee costs were $10.0 million, facility consolidation costs were $5.4 million and technology conversion costs were $1.1 million. The transformation is essentially complete, and there are no significant transformation expenses in fiscal 1999.

         Operating income from foreign operations was $5.4 million for the third quarter of fiscal 1999, down $2.5 million from $7.9 million (excluding transformation costs) for the third quarter of fiscal 1998 and down slightly ($.3 million) from the second quarter of fiscal 1999. Canadian operating income increased by $.4 million compared to the third quarter of fiscal 1998, while European operating income decreased by $1.8 million and other foreign operations decreased by $1.1 million. Europe has been experiencing price discounting of both analog and digital products as a result of direct competition from the manufacturers. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998.

NINE MONTHS:
         The Company's revenues for the first nine months of fiscal 1999 decreased by $46 million or 1.1% compared to the first nine months of fiscal 1998. The first quarter of fiscal 1999 included a $14.3 million gain from an asset securitization. Excluding the securitization gain, overall revenue decreased by $60 million compared to the first nine months of fiscal 1998. Net sales, which includes equipment revenue, decreased by $89 million or 4.0% compared to the first nine months of fiscal 1998. Service and rental revenue increased by $14 million or .8%. Finance income increased $15 million, or 6.6%, excluding the gain, due to the growth in the lease portfolio.

         Revenues from the Company's operations outside the U.S. were $605 million for the first nine months of fiscal 1999 compared to $548 million for the same period of the prior fiscal year. European operations increased by $90 million, due primarily to acquisitions, while Canadian revenues decreased by $31 million and other foreign operations revenue decreased by $2 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. In the first quarter of fiscal 1999, the Company completed five acquisitions, all in Europe.

         The Company's operating income increased by $135.0 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. Excluding transformation costs in fiscal 1998 and the gain from the asset securitization in fiscal 1999, operating income increased by $66.4 million to $181.1 million for the first nine months of fiscal 1999 compared to $114.7 million for the first nine months of the prior fiscal year. Year to date operating income for fiscal 1998 was impacted by the $110 million of charges noted above.

         Costs associated with the Company's transformation program were $54.3 million in the first nine months of fiscal 1998. Severance and other employee costs were $36.7 million, facility consolidation costs were $12.2 million and technology conversion costs were $5.4 million. The transformation is essentially complete and there are no significant transformation expenses in fiscal 1999.

         Operating income from foreign operations was $14.6 million for the first nine months of fiscal 1999, down $16.7 million from $31.3 million (excluding transformation costs) for the first nine months of fiscal 1998. European operations decreased by $6.6 million compared to the same period in the prior fiscal year, while Canadian operating income decreased by $8.0 million and other foreign operations decreased by $2.1 million. There was no material effect of foreign currency exchange rate fluctuations on the results of operations in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

Other
         Interest expense decreased by $.7 million in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998 but increased by $4.6 million in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998. The increased expense year-to-date is due primarily to higher debt levels in the first half of fiscal 1999.

         Income before taxes increased by $159.5 million in the third quarter of fiscal 1999 and $130.4 million in the first nine months of fiscal 1999 compared to the comparable periods in the prior fiscal year, primarily as a result of the $110 million of charges in fiscal 1998 and the transformation costs in fiscal 1998. The effective income tax rate for the first nine months of fiscal 1999 is 43.6% compared to 325.3% for the same period in fiscal 1998. Income tax expense in fiscal 1999 includes a one-time tax benefit related to restructuring the European leasing operations in the second quarter. Excluding this one-time benefit, the year-to-date effective tax rate would have been 46.5%. The unusual effective tax rate of 325.3% in the first nine months of fiscal 1998 is the result of the impact of non-tax deductible items (primarily goodwill amortization and loss from asset impairment) in relation to lower income before taxes.

         Diluted earnings per common share increased from $(.69) per share for the third quarter of fiscal 1998 to $.18 per share for the third quarter of fiscal 1999. Excluding transformation costs and special charges, diluted earnings per common share were $(.11) per share in the third quarter of fiscal 1998. Diluted earnings per common share increased from $(.27) per share for the first nine months of fiscal 1998 to $.53 per share for the first nine months of fiscal 1999. Excluding the after-tax gain on the asset securitization that was completed in December 1998, diluted earnings per common share were $.47 in the first nine months of fiscal 1999. Diluted weighted average shares increased by
14.2 million for the nine months ended June 30, 1999 primarily as a result of the conversion of the Series BB preferred stock on October 1, 1998 (9.7 million weighted shares) and the full period impact of 1998 common share issuances related to acquisitions (3.7 million weighted shares).

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

         Costs. The Company will use both internal and external resources to reprogram or replace, test and implement its IT and non-IT systems for Year 2000 modifications. The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is estimated at $11.4 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $3.2 million is attributable to the purchase of new software and hardware which will be capitalized. The remaining $8.2 million will be expensed as incurred. Through June 30, 1999, the Company has incurred approximately $3.5 million ($3.1 million expensed and $0.4 million capitalized) related to its Year 2000 project.

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

                        Financial Condition and Liquidity

         Net cash provided by operating activities for the first nine months of fiscal 1999 was $266 million. During the same period, the Company used $249 million in cash for investing activities, which included net finance subsidiary activity of $135 million, acquisition activity at a cash cost of $24 million, capital expenditures for property and equipment of $73 million and net capital expenditures for equipment on operating rental of $28 million. Cash provided by financing activities includes $44 million net decrease in corporate debt, excluding the effects of acquisitions, and $191 million net funding from finance subsidiaries debt. Debt, excluding finance subsidiaries, was $815 million at June 30, 1999, a decrease of $41 million from the debt balance at September 30, 1998 of $856 million. Debt levels, excluding finance subsidiaries, were down and the Company has additional cash and cash equivalents on the balance sheet at June 30, 1999 as a result of prefunding for the U.S. finance subsidiary. The debt to capital ratio, excluding finance subsidiaries, was 35.1% at June 30, 1999 (36.2% adjusted for the prefunding) compared to 37.5% at September 30, 1998.

         As of June 30, 1999, the Company had no short-term borrowings under its $600 million credit agreement, however, the Company has a $25 million letter of credit supported by the facility. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt increased by $193 million from September 30, 1998. During the nine months ended June 30, 1999, the U.S. finance subsidiary repaid $386 million of its medium term notes and $100 million of bank debt and no new notes were issued. At June 30, 1999, $1.5 billion of medium term notes were outstanding with a weighted interest rate of 6.5%, while $1.1 billion remains available under this program. In December 1998, the U.S. finance subsidiary entered into a new asset securitization agreement under which it received cash of $250 million in December 1998. Under its previously existing $275 million asset securitization programs and the securitization closed in December 1998, the U.S. finance subsidiary sold an additional $125 million in direct financing leases during the first nine months of fiscal 1999, replacing those leases liquidated and leaving the amount of contracts sold unchanged. CN$37 million ($24 million) of additional leases were sold under the Canadian CN$175 million asset securitization agreement during the first nine months of fiscal 1999, replacing leases liquidated. The balance of Canadian securitized receivables at June 30, 1999 is CN$138 million.

         On May 19, 1999, IKON Receivables, LLC (an affiliate of the U.S. finance subsidiary) publicly issued approximately $752 million of lease-backed notes (the "Notes") under a $1.825 billion shelf registration statement. Class A-1 Notes totaling $304,474,000 have a stated interest rate of 5.11%, Class A-2 Notes totaling $61,579,000 have a stated interest rate of 5.60%, Class A-3 Notes totaling $304,127,000 have a stated interest rate of 5.99% and Class A-4 Notes totaling $81,462,000 have a stated interest rate of 6.23%. The Notes are secured by a pool of leases and the payments on the Notes are made from payments on the leases. The Company's finance subsidiary received approximately $749 million in net proceeds from the sale of the Notes and used $250 million of that amount to repurchase assets previously sold in connection with the asset securitization transaction completed in December 1998. As a result of the repurchase, the $250 million securitization commitment remains available.

         The Company filed a shelf registration for 10 million shares of common stock in April 1997. Shares issued under the registration statement are reserved for use in acquisition transactions. Approximately 3.4 million shares have been issued under this shelf registration through June 30, 1999, leaving 6.6 million shares available for issuance.

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

             On May 19, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated May 17, 1999 regarding certain organizational changes.

             On July 30, 1999, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, its press release dated July 28, 1999 regarding the Company's financial results for the period ended June 30, 1999, including unaudited consolidated statements of operations for the three months ended June 30, 1999 and the nine months ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                             IKON OFFICE SOLUTIONS, INC.


Date  August 13, 1999                        /s/ William S. Urkiel
      ---------------                        ---------------------
                                             William S. Urkiel
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Chief Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit Number


(27)     Financial Data Schedule