Form 10-K
period 1999-09-30
IKON OFFICE SOLUTIONS INC
filed 1999-12-29
CIK 3370

                          IKON OFFICE SOLUTIONS, INC.
                                   FORM 10-K
                               September 30, 1999

   As filed with the Securities and Exchange Commission on December 28, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]Annual report pursuant in Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 1999 or

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from   to  .

                         Commission file number 1-5964

                          IKON OFFICE SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

                                                  23-0334400
                OHIO                 (I.R.S. Employer Identification No.)
   (State or other jurisdiction of
   incorporation or organization)

                                                     19482

                                                  (Zip Code)
 Box 834, Valley Forge, Pennsylvania
   (Address of principal executive
              offices)

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1999, was approximately $606,302,003 based upon the closing sales price on the New York Stock Exchange Composite Tape of $5.875 per common share on December 22, 1999. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

  The number of shares of common stock, no par value, of the registrant outstanding as of December 22, 1999 was 148,809,581.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II--Portions of the Registrant's Annual Report to Shareholders
                   for fiscal year ended September 30, 1999

  Part III--Portions of the Registrant's Proxy Statement for the 2000 Annual
                            Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

  IKON Office Solutions, Inc. (the "Registrant," "IKON" or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements include statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities, productivity initiatives and the impact of the Company's brand strategy; earnings revenue, margin, and cost-savings projections; anticipated growth rates in the digital equipment and outsourcing industries; the financial and legal impact of the class action litigation settlement; the cost and completion date of the Company Year 2000 remediation project (and the possible negative impact which might result from nonremediated systems of the Company and/or its vendors); the reorganization of the Company's business segments; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

  The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Registrant does not intend to update these forward-looking statements.

  In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail below): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidation and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions.

  Competition. The Registrant operates in a highly competitive environment, in which technological advances and demands of customers change rapidly. There are a number of competitors of the Company with significant financial resources to provide similar products and services in each of the markets served by the Registrant, some of whom operate on a global basis. The Registrant's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional product and service segments.

  Transition to Digital. The analog segment of the office equipment market is declining, as the market transitions to digital technology. Some of the new digital products placed by the Registrant replace or compete with the current analog products placed by the Registrant. Changes in the mix of products from analog to digital, and the acceleration of that change, as well as competitive developments, could cause actual results to vary from those expected.

  Pricing. The Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

  Vendor Relationships. The Registrant is not a manufacturer of any of the equipment it sells. The cessation or deterioration of any significant vendor relationship that may cause the Company to be unable to distribute equipment, including digital products and high-volume copiers, parts and supplies, would cause actual results to differ materially from those expected.

  Financing Business. A significant portion of the Registrant's profits are derived from the financing of equipment provided to its customers. The Registrant's ability to provide such financing at competitive rates and realize profitable margins is highly dependent upon its own costs of borrowing. Significant changes in credit ratings could reduce our access to certain credit markets. The Registrant's credit ratings have declined in recent years; however, the effects of such decline have been mitigated by the Company's utilization of asset securitizations as a funding source. Asset securitizations continue to be a viable funding source for the Company, and our present credit ratings permit us ready access to the credit markets. There is no assurance that these credit ratings can be maintained and/or ready access to the credit markets can be assured.

  Productivity Initiatives. The Registrant's ability to improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. Under certain productivity initiatives (sometimes referred to as the "Competitiveness and Productivity Project"), various productivity improvements are being implemented. The Registrant's ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors outside the control of the Registrant and therefore could cause actual results to differ materially from those anticipated.

  International Operations. The Registrant's future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues.

  Consolidation and Disposition of Unproductive Assets. In the first quarter of fiscal 2000, the Company approved a restructuring charge of approximately $102 million. This charge is to consolidate or dispose of certain underperforming and non-core locations and implement productivity enhancements through consolidation/centralization of activities in inventory management, purchasing, financial/accounting and other administrative functions and consolidate or eliminate unproductive real estate facilities. These efforts are aimed at improving our performance and efficiency. The failure to execute these actions effectively would cause actual results to differ materially from those anticipated.

  Integration of Acquired Companies. The Company's success is dependent upon its ability to integrate acquired companies and their operations which include companies with technical services and products that are relatively new to the Company and companies outside the United States, that present additional risks relating to international operations. There can be no assurance the Company will be successful in managing the integration of acquired companies and their operations.

  Year 2000. The Registrant's success on its Year 2000 plan is dependent upon the availability of resources, the Registrant's ability to discover and correct the Year 2000 sensitive problems which could have a serious impact on the Registrant's information management systems, facilities and products, and the ability of the Registrant's suppliers and customers to bring their systems into Year 2000 compliance.

                                    PART I

Item 1. Business.

                                    General

  IKON Office Solutions, Inc. was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. References herein to "we," "us" or "our" refers to IKON and consolidated subsidiaries unless the context specifically requires otherwise. The address of the Company's principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: (610) 296-8000).

  IKON provides a broad range of products and services to meet business communication needs, and people with the expertise to deliver these products and services effectively. Our products and services include copiers and printers, color solutions, distributed printing, outsourcing services, imaging and legal outsourcing solutions, as well as network design and consulting, application development and technology training. IKON aims to furnish a high level of personal service and support for these products and services, so customers can achieve the full measure of office technology integration.

  IKON operates over 1,000 locations in the United States, Canada, Mexico, the United Kingdom, Germany, France, Ireland and Denmark. These locations comprise the largest independent distribution network of office equipment in North America.

  IKON distributes the products of numerous manufacturers, including Canon, Ricoh and Oce. IKON also distributes products from Microsoft, IBM, Lotus, Compaq, Novell, Cisco, Citrix, and Hewlett-Packard. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 1999, IKON generated approximately $5.5 billion in revenues, and had operating income of $237.4 million, excluding a gain from asset securitization of $14.3 million and the $101.1 million charge related to the shareholder litigation settlement (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 10 and 18 appended thereto).

                              Operating Segments

  During fiscal year 1999, IKON adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments Of An Enterprise And Related Information, which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

  Revenue and segment profit information about the Company's operating segments in accordance with SFAS No. 131 is presented on page 52 of the 1999 Annual Report to Shareholders. Additional financial data and commentary on recent financial results for operating segments are provided on pages 30 through 32 of that Report and in note 16 to the consolidated financial statements (included on pages 51 through 53 of the 1999 Annual Report).

  Operating businesses that are reported as segments under SFAS No. 131 include IKON North America and IKON Europe. The remaining businesses do not meet the definition of a reportable segment and have been aggregated into Other operations. A summary description of each of the Company's operating segments follows.

  IKON NORTH AMERICA. IKON North America ("INA") provides business services and management services and includes our captive finance subsidiaries in North America. Our business services product offerings include traditional copiers, printers, and other office equipment and services, with an increased emphasis on digital, high-volume and color units which may also include networking capability. To assure we can deliver and maintain these capabilities to best meet customers' needs, we offer competitive pricing, factory-certified technicians for all equipment, and through our captive finance subsidiaries, flexible financing and lease programs. We have placed over one million pieces of office equipment with approximately 70% of this equipment covered by lease and service contracts, which provide a predictable revenue stream. Management services handles the outsourcing of our customers' mailrooms, copy centers and general administrative facilities.

  IKON EUROPE. IKON Europe's ("IE") product offerings include digital and analog copiers, printers, and other office equipment, with an increased emphasis on digital, high-volume and color units which may also include networking capability. IE also provides management services for customers' mailrooms, copy centers and general administrative facilities and document production and overflow services.

  OTHER. IKON's other businesses include document services and technology services. Document services focuses on print-on-demand services and electronic file conversion.

  Technology services provides design, planning and support services, for network platforms and IT integration projects, and education and training services.

                         Management and Board Changes

  On October 21, 1999, the Company's Board of Directors elected as its additional members Robert M. Furek, Chairman of the Board of Trustees of the Hartford School System and a partner in Resolute Partners, a private equity investment firm; Thomas R. Gibson, Chairman, Chief Executive Officer of the Asbury Automotive Group; and Arthur E. Johnson, Vice President Corporate Strategic Development for Lockheed Martin Corporation. Barbara Barnes Hauptfuhrer, who has served as a director of the Company since 1988, and who acted as Chairman of the Independent Directors from 1995 through 1998, has reached the mandatory retirement age of 70, and therefore will not be standing for reelection at the 2000 annual meeting of shareholders. Thomas P. Gerrity, who has served as a director of the Company since 1997, and who acted as Chairman of the Retirement Plans Investment Committee, resigned as of December 7, 1999. The Company wishes to thank Mrs. Hauptfuhrer and Mr. Gerrity for their significant contributions to IKON's Board of Directors and to the Company.

  During fiscal 1999, a number of management appointments and promotions occurred. William S. Urkiel was named Senior Vice President and Chief Financial Officer, Barbara Pellow was named Senior Vice President of Marketing, Dennis LeStrange was promoted to Senior Vice President, IKON North America, Don Liu was named Senior Vice President and General Counsel, Beth Sexton was promoted to Senior Vice President of Human Resources, Stephen LaHood was named Vice President of Supply Chain and Paul Nellis was promoted to Vice President, IKON Technology Services.

                        Transition to Digital Products

  During fiscal 1999, we experienced a rapid transition from analog to digital products (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We believe that the office equipment market will continue to change with the increasing acceptance of digital technology. Digital products have the ability to communicate with other office equipment and often eliminate the distinction between traditional photocopiers, facsimile equipment and printers. Digital multifunctional office equipment can offer customers the ability to print, copy, scan and fax all from one machine.

  One of our goals is to convert our customer base to digital products as quickly as possible. This part of our strategy is important to our long-term success because conversion provides the ongoing revenue benefit of our service relationship and permits us to develop customer relationships through which we can sell additional products and services.

                            Operations Integration

  In fiscal 1999, IKON took significant steps in its effort to integrate its business operations. In May of this year, we created IKON North America through the integration of our largest business divisions (See "Operating Segments"). In addition, we recently announced that our Business Document Services unit, which operates document production centers in the United States and Canada, will be integrated into IKON North America. To help implement this realignment of our business divisions, we appointed Dennis P. LeStrange to head IKON North America (See "Management Changes").

  By realigning these business divisions, we believe we can acquire a greater understanding of our customers needs and are better positioned to design customized solutions for their business challenges. This integration of business divisions provides IKON North America with a broad portfolio of products and services, which permit it to provide solutions on-site and through outsourcing to meet the needs of a range of customers, from the general office environment to the high-volume demands of the production environment.

  In addition to the integration of our businesses, in a further effort to streamline our operations and increase our profitability, during the first quarter of fiscal 2000, the Company approved a restructuring charge of approximately $102 million. This charge is comprised of $14 million severance, $52 million in asset write downs (net of sale proceeds), and $36 million facility and other contract cancellation expenses. The cash impact of the charge is expected to be a net outflow of $41 million. This charge is to consolidate or dispose of certain underperforming and non-core locations and implement productivity enhancements through consolidation/centralization of activities in inventory management, purchasing, financial/accounting and other administrative functions and consolidate or eliminate unproductive real estate facilities. These efforts are aimed at improving our performance and efficiency (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                 Marketing and Sales and Service Organizations

  During 1999 we developed the strategy and creative direction for our comprehensive, coordinated branding campaign that will be implemented over the course of next year. The campaign includes television, radio, and print advertising; public relations and trade show initiatives; and plans for a bolder presence at our Web site, IKON.com. The campaign will showcase the full range of IKON's capabilities, the strength of our local teams of experts, and our commitment to customer service. We believe we can expand the market's understanding of what we do and heighten marketplace awareness of our ability to address critical needs--providing solutions that boost productivity and help businesses communicate.

  Our customer loyalty is built on our employees' ability to form strong working relationships with the people they serve in the marketplace and our employees' ability to deliver consistently superior service and support. In fiscal 1999, we implemented a National Sales Model that is now in place in virtually all of our U.S. and Canadian districts that is intended to improve our ability to align our sales professionals with opportunities in the market. The model uses a three-tiered system for deploying sales teams, and assigns coverage for each geographic territory, and for specific named and major accounts. Account representatives acting as primary client contacts are supported by specialists in color, high-volume, outsourcing, and technology applications. The coverage plan works together with a new sales compensation plan that will be launched throughout fiscal 2000 and that provides incentives to help ensure that efforts in the field are fully coordinated with corporate goals. Sales personnel turnover is common in the industry and the Company is making a considerable effort to attract and retain qualified sales personnel.

  We have a worldwide service force of approximately 10,000 employees. Our service force is continually trained on our new products. We are able to provide a consistent level of service nationwide and worldwide because we do not rely on independent local dealers for service and our service force is not focused exclusively on metropolitan areas.

                           Productivity Initiatives

  The Company, together with PricewaterhouseCoopers LLP, conducted a thorough review of our business in an effort to improve its cost-competitiveness and productivity. The focus of this effort was not just to identify cost-cutting initiatives, but also to discover areas of opportunity within our organization that we could leverage to gain efficiencies, and invest the resulting savings in areas that are critical to our long-term success. Significant initiatives from this review include the following: (a) Customer Service--we are focusing on process areas such as cycle billing, order entry processes and billing accuracy to simplify and improve the billing for all of our products and services and enhancing our service focus, including digital help desk support, service territory analysis, service and quality measurements and consistent support tools in dispatch call centers; (b) Marketing--the Company has created a team to develop integrated marketing programs and strategies across all of our business units, as well as build awareness for the IKON brand; (c) Purchasing, Inventory Management and Controllable Expenses--we are developing a national supply chain organization that will seek to leverage our buying power with vendors and streamline our distribution and inventory management processes to gain efficiencies; (d) Human Resources--we have implemented a new organizational structure that will support geographic territories across all business units; and (e) Sales--we are implementing a sales coverage model to align our sales professionals with the right opportunities, and provide them with territory analysis and sales automation tools to effectively manage their territories as well as a national sales compensation model that will be implemented throughout the next fiscal year.

                                   Customers

  No single customer accounted for more than 10% of IKON's net sales in 1999. IKON does, however, have certain major customers. The loss of, or major reduction in business from, one or more of IKON's major customers could have a negative effect on IKON's financial position or results of operations.

                            Suppliers and Inventory

  The Company's business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. Products distributed by IKON are purchased from numerous domestic and overseas suppliers, primarily Canon, Ricoh and Oce. The Company also relies on its equipment vendors for parts and supplies. As a result of the current demand for digital office products, we have been unable to secure a sufficient supply of digital office equipment from our suppliers to meet our customers' demands (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Transition to Digital Products").

  The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements.

  Many of the Company's operations carry significant amounts of inventory to meet rapid delivery requirements of customers. At September 30, 1999, inventories accounted for approximately 15% of IKON's current assets.

                              Proprietary Matters

  The Company has a number of trademarks, trade names and service marks which the Company uses in the conduct of its business. However, except for the "IKON Office Solutions" and "IKON" designations, the Company does not believe that any single name, trademark, trade name or service mark is material to its business taken as a whole.

                           Environmental Regulation

  IKON presently is engaged in distribution and services businesses which do not generate significant hazardous wastes. Some of IKON's distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment have not had and are not expected to have a material adverse effect upon the Company's capital expenditures, liquidity, earnings or competitive position. Certain environmental claims, however, are now pending against the Company for manufacturing or landfill sites relating to pre-divestiture activities of discontinued manufacturing operations. While it is not possible to estimate what expenditures may be required in order for the Company to comply with environmental laws or discharge environmental liabilities in the future, the Company does not believe that such expenditures will have a material adverse effect on it or its operations taken as a whole.

                                   Employees

  At September 30, 1999, IKON had approximately 39,400 employees. IKON believes its relations with its employees are good.

                                  Competition

  IKON operates in a highly competitive environment. There are a number of companies worldwide with significant financial resources which compete with IKON to provide similar products and services in each of the markets served by IKON. IKON's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional product and services segments.

                              Foreign Operations

  IKON has operations in Canada, Mexico, the United Kingdom, Germany, France, Ireland and Denmark. Information concerning revenues and long lived assets of the Company's foreign continuing operations for each of the three years in the period ended September 30, 1999 set forth in note 16 to the consolidated financial statements (included on pages 51 through 53 of the 1999 Annual Report) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

Item 2. Properties.

  At September 30, 1999, IKON owned or leased over 950 facilities in 50 states, ten Canadian provinces, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 9.3 million square feet.

Item 3. Legal Proceedings.

  Subject to formal approval by the court, the Company has reached a settlement with the Plaintiffs in the series of purported class action complaints which were filed in the United States District Court for the Eastern District of Pennsylvania on behalf of the Company's shareholders, and with the Plaintiff in a companion derivative lawsuit. The Plaintiffs alleged that during the period from January 24, 1996 to August 13, 1998, IKON and certain current and former principal officers and employee directors publicly disseminated false and misleading statements concerning the Company's revenue, profitability and financial condition in violation of the federal securities law. Under the settlement, the Company will pay $111,000,000. The court has preliminarily approved the settlement. The Company anticipates that a final settlement agreement will be submitted to the court and that the court will hold a hearing on the approval of the settlement agreement in February or March, 2000. The Company believes that the settlement also resolves a purported class action claim pending in federal court in Utah. The Utah action contains one claim purporting to be a class claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). The plaintiffs seek to represent a class of persons who participated in the Company's Retirement Savings Plan after January 1, 1994. The class allegations in the Utah action largely mirror the allegations made in the complaints filed in the Eastern District of Pennsylvania.

  There are other contingent liabilities for taxes, guarantees, other lawsuits, environmental remediation claims relating to discontinued operations and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these other contingencies will materially affect the Company.

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

                               ----------------

          Name           Age                 Position and Years Served
          ----           ---                 -------------------------
James J. Forese.........  64 President, Chief Executive Officer and a director (1998-
                             Present); Executive Vice President and President,
                             International Operations (1996-1998); Chief Operating
                             Officer (1996) and a director (1994-1996)
Michael J. Dillon.......  46 Vice President (1994-Present) and Controller (1993-
                             Present); Group Controller, Office Products Group (1991-
                             1993)
David M. Gadra..........  51 Senior Vice President and Chief Information Officer
                             (1996-Present); Manager, General Electric Corporation
                             Corporate Information Services (1992-1996)
Dennis P. LeStrange.....  45 Senior Vice President, IKON North America (1998-Present);
                             Senior Vice President of Marketing IKON Business Services
                             (1998-1999); President and Chief Executive Officer of
                             IKON New England (1994-1998)
Don H. Liu..............  38 Senior Vice President and General Counsel (1999-Present);
                             Vice President and Deputy Chief Legal Officer, Aetna U.S.
                             Healthcare, including predecessor entity (1992-1999)
Barbara A. Pellow.......  45 Senior Vice President, Marketing (1999-Present); Industry
                             Consultant and a director, CAP Ventures (1996-1999); Vice
                             President of Marketing, Indigo; Vice President and
                             General Manager, Xerox Document Production Systems (1993-
                             1995)
Beth Sexton.............  43 Senior Vice President, Human Resources (1999-Present);
                             Vice President Human Resources (1997-1999); Regional Vice
                             President (1996 to 1997); Senior Management roles in
                             Human Resources with CH2M Hill and Norfolk South (1995)
William S. Urkiel.......  54 Senior Vice President and Chief Financial Officer (1999-
                             Present); Corporate Vice President and Chief Financial
                             Officer, AMP, Inc. (1997-1998); Corporate Controller,
                             AMP, Inc. (1995-1996); Senior Managing Director and Chief
                             Financial Officer, IBM Japan (1994)

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol IKN). As of December 15, 1999, there were approximately 14,440 holders of record of IKON's common stock. The information regarding the quarterly market price ranges of IKON's common stock and dividend payments under "Quarterly Financial Summary" on page 55 of the 1999 Annual Report is incorporated herein by reference.

  IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 2000. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

Item 6. Selected Financial Data.

  Information appearing under "Corporate Financial Summary" for fiscal 1995 through 1999 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, serial preferred stock and cash dividends per common share on pages 56 and 57 of the 1999 Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Information appearing under "Financial Review" on pages 28 through 35 of the 1999 Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Information appearing under "Market Risk" on page 35 of the 1999 Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

  The Report of Independent Auditors and Consolidated Financial Statements of IKON and its subsidiaries on page 28 and pages 29 through 57 and the information appearing under "Quarterly Financial Summary" for fiscal 1999 and 1998 on page 55 of the 1999 Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    (No response to this item is required)

                               ----------------

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors appearing in IKON's Notice of Annual Meeting of Shareholders and Proxy Statement for the February 23, 2000 annual meeting of shareholders (the "2000 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report and additional information regarding executive officers appearing under "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

  Information appearing under "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information appearing under "Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

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

  (a) (3) List of Exhibits.*

  The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

     3.1   Amended and Restated Articles of Incorporation, filed as
           Exhibit 3.1 to IKON's 1997 Form 10-K is incorporated herein by reference.
     3.2 Amendment to Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to IKON's 1998 Form 10-K is incorporated herein by reference.
     3.3 Code of Regulations of IKON, filed as Exhibit 3.2 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.
     4.1 Credit Agreement, dated January 16, 1998, among IKON and various institutional lenders, with CoreStates Bank, N.A., as Agent filed as Exhibit 4.1 to IKON's 1998 Form 10-K is incorporated herein by reference.
     4.2 Credit Agreement among IKON, certain of its subsidiaries, various banks and Deutsche Bank AG, New York Branch, as Agent, dated as of August 30, 1996 and Amendment 1 to Credit Agreement, dated as of April 1, 1997, ("DB Credit Agreement") filed as Exhibit 4.2 to IKON's 1997 Form 10-K is incorporated herein by reference.
     4.3   Extension to DB Credit Agreement dated August 30, 1999.
     4.4 Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada (the "1995 Credit Agreement"), filed as Exhibit 4.5 to IKON's 1998 Form 10-K is incorporated herein by reference.
     4.5 Amendment Number 1 to Guarantee appended to the 1995 Credit Agreement, filed as Exhibit 4.3 to IKON"s 1998 Form 10-K is incorporated herein by reference.
     4.6 Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form 10-K is incorporated herein by reference.
     4.8 Pursuant to Regulation S-K item 601(b)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
     10.1 Distribution Agreement between IKON and Unisource Worldwide, Inc. ("Unisource") dated as of November 20, 1996, filed as
           Exhibit 2.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

     10.2 Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.
     10.3 Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource's Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.
     10.4 Support Agreement dated as of October 22, 1996 between IKON and IKON Capital, Inc. (IKON's leasing subsidiary), filed as
           Exhibit 10.4 to IOS Capital, Inc.'s Form 8-K dated October 22, 1996 is incorporated herein by reference.
     10.5 Amended and Restated Receivables Transfer Agreement dated as of March 31, 1997 among IKON Funding, Inc., IOS Capital, Inc., Twin Towers, Inc. and Deutsche Bank AG, New York Branch, filed as Exhibit 10.5 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.6 First Tier Transfer Agreement, dated as of March 31, 1997, between IOS Capital, Inc. and IKON Funding, Inc., filed as
           Exhibit 10.6 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.7 Receivables Transfer Agreement dated as of September 30, 1996 among IKON Funding, Inc., IOS Capital, Inc., Old Line Funding Corp. and Royal Bank of Canada, filed as Exhibit 10.5 to IKON's 1996 Form 10-K is incorporated herein by reference.
     10.8 Amendment number 1 to Receivables Transfer Agreement dated as of November 7, 1997 filed as Exhibit 10.7 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.9 Transfer Agreement dated as of September 30, 1996 between IOS Capital, Inc. and IKON Funding, Inc., filed as Exhibit 10.6 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.10 Amendment number 1 to Transfer Agreement dated September 30, 1996 filed as Exhibit 10.8 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.11 Receivables Transfer Agreement dated as of December 1, 1998 among IOS Capital, Inc., IKON Funding-1, LLC, Market Street Funding Corporation and PNC Bank, N.A., as Agent filed as
           Exhibit 10.9 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.12 Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc filed as Exhibit 10.10 to IKON's 1998 Form 10-K, is incorporated herein by references.
     10.13 First Amendment dated September 10, 1999 to Transfer Agreement.
     10.14 Master Concurrent Lease Agreement between IKON Office Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc. filed as
           Exhibit 10.11 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.15 Indenture dated as of December 11, 1995 between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON's Registration Statement No. 33-64177 is incorporated herein by reference.
     10.16 Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's 1996 Form 10-K is incorporated herein by reference.
     10.17 Indenture dated as of July 1, 1994 between IOS Capital, Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-53779 is incorporated herein by reference.

     10.18 Indenture dated as of April 1, 1986 between IKON and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to IKON's Registration Statement No. 30-4829 is incorporated herein by reference.
     10.19 Distribution Agreement dated as of June 4, 1997 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
           10.13 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.20 Distribution Agreement dated as of June 30, 1995 between IOS Capital, Inc. and various distribution agents, filed as Exhibit
           10.21 to IKON's 1995 Form 10-K is incorporated herein by reference.
     10.21 Distribution Agreement dated July 1, 1994, filed as Exhibit 1 to IOS Capital Inc.'s Form 10-Q for the quarter ended June 30, 1994 is incorporated herein by reference.
     10.22 Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON's Registration Statement on Form 8-A is incorporated herein by reference.
     10.23 Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form 8-K dated June 18, 1997 and filed as Exhibit 10.19 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.24 Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.
     10.25 Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as 10.2 to IKON's 1998 Form 10-K, is incorporated herein.
     10.26 Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994 Form 10-K, is incorporated herein by reference**.
     10.27 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995 Form 10-K is incorporated herein by reference.
     10.28 Amendment to 1986 Stock Option Plan** as filed as Exhibit 10.22 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.29 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.
     10.30 Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.31 Non-Employee Directors Stock Option Plan, filed as Exhibit
           10.31 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.32 Executive Employment Contract for David M. Gadra, filed as
           Exhibit 10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.33 Executive Employment Contract for James J. Forese.**
     10.34 Executive Employment Contract for David Mills.**
     10.35 Amended Executive Employment Contract for David Mills.**
     10.36 Letter amending Executive Employment Contract for Dennis P. LeStrange.**
     10.37 Executive Employment Contract for Peter W. Shoemaker, filed as
           Exhibit 10.25 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.38 Executive Employment Contract for Lynn B. Graham, filed as
           Exhibit 10.25 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.39 Form of Change in Control Agreement David M. Gadra, filed as
           Exhibit 10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.
     10.40 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON's 1992 Form 10-K is incorporated herein by reference.

     10.41 Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan** filed as Exhibit 10.28 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.42 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to
           IKON's 1992 Form 10-K is incorporated herein by reference.
     10.43 Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan** filed as Exhibit 10.29 to IKON's 1998 10-K is incorporated herein by reference.
     10.44 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to
           IKON's 1992 Form 10-K is incorporated herein by reference.
     10.45 Amendment dated November 6, 1997 to 1991 Deferred Compensation Plan** filed as Exhibit 10.30 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.46 Amended and Restated 1994 Deferred Compensation Plan filed as
           Exhibit 10.31 to IKON's 1998 Form 10-K is incorporated herein by reference.**
     10.47 Executive Deferred Compensation Plan filed as Exhibit 10.32 to IKON's 1998 Form 10-K is incorporated herein by reference.**
     10.48 Concurrent Lease Agreement between IKON Office Solutions, Inc.
           et al. And Care Trust dated September 14, 1999.
     12.1  Ratio of Earnings to Fixed Charges.
     12.2 Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.
     12.3  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends.
     12.4  Ratio of Earnings to Fixed Charges and Preferred Stock
           Dividends Excluding Captive Finance Subsidiaries.
     13    Financial Section of IKON's Annual Report to Shareholders for
           the fiscal year ended September 30, 1999 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).
     21    Subsidiaries of IKON.
     23    Auditors' Consent.
     24    Powers of Attorney; certified resolution re: Powers of
           Attorney.
     27    Financial Data Schedule.
--------
  * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

 **  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  None.

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

                 IKON Office Solutions, Inc. and Subsidiaries

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(a)(1) and (2) and 14(d)
                       List of Financial Statements and
                         Financial Statement Schedules

  Financial Statements: The following consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries included in the 1999 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

      Consolidated Statements of Operations
      --Fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997

      Consolidated Balance Sheets
      --September 30, 1999 and September 30, 1998

      Consolidated Statements of Cash Flows
      --Fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997

      Consolidated Statements of Changes in Shareholders' Equity
      --Fiscal years ended September 30, 1999, September 30, 1998 and September 30, 1997

      Notes to Consolidated Financial Statements

  Financial Statement Schedules: The following consolidated financial statement schedule of IKON Office Solutions, Inc. and its subsidiaries is submitted in response to Item 14(d).

  Schedule II--Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K for the Fiscal Year ended September, 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKON OFFICE SOLUTIONS, INC.

Date: December 28, 1999

                                                  /s/ Michael J. Dillon
                                          By: _________________________________
                                                    (Michael J. Dillon)
                                               Vice President and Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below on December 28, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

         SIGNATURES                             TITLE

      /s/ James J. Forese          President, Chief Executive
_______________________________     Officer and a Director
      (James J. Forese)             (Principal Executive Officer)

     /s/ William S. Urkiel         Senior Vice President and
_______________________________     Chief Financial Officer
     (William S. Urkiel)            (Principal Financial Officer)

     /s/ Michael J. Dillon         Vice President and Controller
_______________________________     (Principal Accounting
     (Michael J. Dillon)            Officer)

        *Judith M. Bell            Director
_______________________________
      (Judith M. Bell)

        *James R. Birle            Director
_______________________________
      (James R. Birle)

      *Philip E. Cushing           Director
_______________________________
    (Phillip E. Cushing)

       *Robert M. Furek            Director
_______________________________
       (Robert M. Furek)

       *Thomas R. Gibson           Director
_______________________________
      (Thomas R. Gibson)

         SIGNATURES                           TITLE

 *Barbara Barnes Hauptfuhrer      Director
______________________________
 (Barbara Barnes Hauptfuhrer)

      *Richard A. Jalkut          Non-Executive Chairman and a
______________________________     Director
     (Richard A. Jalkut)

      *Arthur E. Johnson          Director
______________________________
     (Arthur E. Johnson)

  *By her signature set forth below, Karin M. Kinney, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

/s/ Karin M. Kinney                                            December 28, 1999
______________________________
(Karin M. Kinney)

                             IKON OFFICE SOLUTIONS

                  SCHEDULE II--VALUATION AND QUALIFYING ASSETS

         Col. A              Col. B            Col. C                 Col. D         Col. E
         ------           ------------ -----------------------     -------------   -----------
                                                   Charged to
                           Balance at  Charged to     Other                          Balance
                          Beginning of  Costs and  Accounts --     Deductions --     at End
      Description            Period     Expenses    Describe         Describe       of Period
      -----------         ------------ ----------- -----------     -------------   -----------
Year Ended September 30,
 1999
Allowance for doubtful
 accounts...............  $63,591,000  $31,765,000 $  550,000 (1)   $52,363,000(2) $43,543,000
Lease Default Reserve...   83,507,000   62,790,000   (710,000)(3)    72,223,000(2)  74,784,000
Year Ended September 30,
 1998
Allowance for doubtful
 accounts...............  $54,192,000  $47,052,000 $  903,000 (1)   $38,556,000(2) $63,591,000
Lease Default Reserve...   76,767,000   94,768,000 14,014,000 (3)    74,014,000(2)  83,507,000
Year Ended September 30,
 1997
Allowance for doubtful
 accounts...............  $35,308,000  $25,724,000 $3,755,000 (1)   $10,595,000(2) $54,192,000
Lease Default Reserve...   60,484,000   56,231,000                   39,948,000(2)  76,767,000

--------
(1) Represents beginning balances of acquired companies.
(2) Accounts written off during year, net of recoveries.
(3) Represents portion related to assets sold