Form 10-K/A
period 1999-09-30
IKON OFFICE SOLUTIONS INC
filed 2000-01-14
CIK 3370

 As filed with the Securities and Exchange Commission on January 14, 2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1999, was approximately $606,302,003 based upon the closing sales price on the New York Stock Exchange Composite Tape of $5.875 per common share on December 22, 1999. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II--Portions of the Registrant's Annual Report to Shareholders
                   for fiscal year ended September 30, 1999

  Part III--Portions of the Registrant's Proxy Statement for the 2000 Annual
                            Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING INFORMATION

  IKON Office Solutions, Inc. (the "Registrant," "IKON" or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K/A, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements include statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities, productivity initiatives and the impact of the Company's brand strategy; earnings revenue, margin, and cost-savings projections; anticipated growth rates in the digital equipment and outsourcing industries; the financial and legal impact of the class action litigation settlement; the cost and completion date of the Company Year 2000 remediation project (and the possible negative impact which might result from nonremediated systems of the Company and/or its vendors); the reorganization of the Company's business segments; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

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

  Integration of Acquired Companies. The Company's success is dependent upon its ability to integrate acquired companies and their operations which include companies with technical services and products that are relatively new to the Company and companies outside the United States that present additional risks relating to international operations. There can be no assurance the Company will be successful in managing the integration of acquired companies and their operations.

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

  IKON operates nearly 1,000 locations in the United States, Canada, Mexico, the United Kingdom, Germany, France, Ireland and Denmark. These locations comprise the largest independent distribution network of office equipment in North America.

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

  Technology services provides design, planning and support services for network platforms and IT integration projects and education and training services.

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

Item 2. Properties.

  At September 30, 1999, IKON owned or leased nearly 1000 facilities in 50 states, ten Canadian provinces, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 9.3 million square feet.

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

                               ----------------

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) and (2) List of Financial Statements and Financial Statement
Schedules.

The response to this portion of Item 14 is submitted on page 15 hereof as a separate section of this report.

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

     4.3*** Extension to DB Credit Agreement dated August 30, 1999.
     4.4 Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada (the "1995 Credit Agreement"), filed as Exhibit 4.5 to IKON's 1998 Form 10-K is incorporated herein by reference.
     4.5 Amendment Number 1 to Guarantee appended to the 1995 Credit Agreement, filed as Exhibit 4.3 to IKON"s 1998 Form 10-K is incorporated herein by reference.
     4.6 Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form 10-K is incorporated herein by reference.
     4.8 Pursuant to Regulation S-K item 601(b)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
     10.1 Distribution Agreement between IKON and Unisource Worldwide, Inc. ("Unisource") dated as of November 20, 1996, filed as
           Exhibit 2.1 to Unisource's Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

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

     10.10 Amendment Number 1 to Transfer Agreement dated September 30, 1996 filed as Exhibit 10.8 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.11 Receivables Transfer Agreement dated as of December 1, 1998 among IOS Capital, Inc., IKON Funding-1, LLC, Market Street Funding Corporation and PNC Bank, N.A., as Agent filed as
           Exhibit 10.9 to IKON's 1998 Form 10-K is incorporated herein by reference.

     10.12 Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc filed as Exhibit 10.10 to IKON's 1998 Form 10-K, is incorporated herein by reference.

  10.13*** First Amendment dated September 10, 1999 to Transfer
           Agreement.
     10.14 Master Concurrent Lease Agreement between IKON Office Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc. filed as
           Exhibit 10.11 to IKON's 1998 Form 10-K is incorporated herein by reference.
     10.15 Indenture dated as of December 11, 1995 between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON's Registration Statement No. 33-64177 is incorporated herein by reference.
     10.16 Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON's 1996 Form 10-K is incorporated herein by reference.
     10.17 Indenture dated as of July 1, 1994 between IOS Capital, Inc. and NationsBank, N.A., as Trustee, filed as Exhibit 4 to IKON Capital, Inc.'s Registration Statement No. 33-53779 is incorporated herein by reference.

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

     10.23 Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON's Form 8-K dated June 18, 1997 and filed as Exhibit 10.19 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.24 Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

     10.25 Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as 10.2 to IKON's 1998 Form 10-K, is incorporated herein by reference.**

     10.26 Annual Bonus Plan, filed as Exhibit 10.3 to IKON's 1994 Form 10-K, is incorporated herein by reference.**

     10.27 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995 Form 10-K is incorporated herein by reference.**

     10.28 Amendment to 1986 Stock Option Plan** as filed as Exhibit 10.22 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.29 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

     10.30 Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.31 Non-Employee Directors Stock Option Plan, filed as Exhibit
           10.31 to IKON's 1997 Form 10-K is incorporated herein by reference.

     10.32 Executive Employment Contract for David M. Gadra, filed as
           Exhibit 10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.**

  10.33*** Executive Employment Contract for James J. Forese.**

  10.34*** Executive Employment Contract for David Mills.**

  10.35*** Amended Executive Employment Contract for David Mills.**

  10.36*** Letter amending Executive Employment Contract for Dennis P.
           LeStrange.**

     10.37 Executive Employment Contract for Peter W. Shoemaker, filed as
           Exhibit 10.25 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.38 Executive Employment Contract for Lynn B. Graham, filed as
           Exhibit 10.25 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.39 Form of Change in Control Agreement David M. Gadra, filed as
           Exhibit 10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.**

     10.40 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON's 1992 Form 10-K is incorporated herein by reference.**

     10.41 Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan filed as Exhibit 10.28 to IKON's 1998 Form 10-K is incorporated herein by reference.**

     10.42 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON's 1992 Form 10-K is incorporated herein by reference.**

     10.43 Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan filed as Exhibit 10.29 to IKON's 1998 10-K is incorporated herein by reference.**
     10.44 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to IKON's 1992 Form 10-K is incorporated herein by reference.

     10.45 Amendment dated November 6, 1997 to 1991 Deferred Compensation Plan filed as Exhibit 10.30 to IKON's 1998 Form 10-K is incorporated herein by reference.**
     10.46 Amended and Restated 1994 Deferred Compensation Plan filed as
           Exhibit 10.31 to IKON's 1998 Form 10-K is incorporated herein by reference.**
     10.47 Executive Deferred Compensation Plan filed as Exhibit 10.32 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.48*** Concurrent Lease Agreement between IKON Office Solutions,
           Inc. et al. And Care Trust dated September 14, 1999.

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

***  As previously filed

  (b) Reports on Form 8-K.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report on Form 10-K/A for the Fiscal Year ended September, 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKON OFFICE SOLUTIONS, INC.

Date: January 14, 2000

                                               /s/ William S. Urkiel
                                          By: _________________________________

                                                 (William S. Urkiel)

                                              Senior Vice President and Chief
                                                  Financial Officer

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