Form 10-Q
period 1999-12-31
IKON OFFICE SOLUTIONS INC
filed 2000-02-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q
(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-5964


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

Yes    X    No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.

Common Stock, no par value                                 149,907,907 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.             Financial Statements

                         Consolidated Balance Sheets--December 31, 1999 (unaudited) and September 30, 1999

                         Consolidated Statements of Operations--Three months ended December 31, 1999 and 1998 (unaudited)

                         Consolidated Statements of Cash Flows--Three months ended December 31, 1999 and 1998 (unaudited)

                         Notes to Consolidated Financial Statements--
                         December 31, 1999 (unaudited)


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

     Item 3.             Quantitative and Qualitative Disclosures About Market
                         Risk


PART II.  OTHER INFORMATION


    Item 6.              Exhibits and Reports on Form 8-K



SIGNATURES

                           IKON OFFICE SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                                          December 31        September 30
                                                             1999                1999
ASSETS                                                   (unaudited)
                                                         -----------         -----------

Current Assets
    Cash and cash equivalents                            $    73,584         $     3,386
    Restricted cash                                           69,028              29,625
    Accounts receivable, net                                 753,659             725,308
    Finance receivables, net                                 987,318             887,396
    Inventories                                              397,691             338,947
    Prepaid expenses and other current assets                127,776             111,386
    Deferred taxes                                           138,515             137,853
                                                         -----------         -----------
    Total current assets                                   2,547,571           2,233,901
                                                         -----------         -----------

Investments and Long-Term Receivables                          8,660              24,313

Long-Term Finance Receivables, net                         1,878,946           1,677,230

Equipment on Operating Rental, net                            83,274              87,496

Property and Equipment, at cost                              531,315             535,304
    Less accumulated depreciation                            289,596             275,489
                                                         -----------         -----------
                                                             241,719             259,815
                                                         -----------         -----------

Goodwill, net                                              1,337,358           1,385,295

Other assets                                                 134,556             133,263
                                                         -----------         -----------

                                                         $ 6,232,084         $ 5,801,313
                                                         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Current portion of long-term debt                    $    96,314         $    95,262
    Current portion of long-term debt,
     finance subsidiaries                                  1,109,298             974,033
    Notes payable                                             10,277              44,968
    Trade accounts payable                                   166,309             169,763
    Accrued salaries, wages and commissions                   92,973             128,501
    Accrued shareholder litigation settlement                112,695             117,652
    Deferred revenues                                        202,455             205,654
    Other accrued expenses                                   333,684             311,758
                                                         -----------         -----------
    Total current liabilities                              2,124,005           2,047,591
                                                         -----------         -----------

Long-Term Debt                                               715,466             718,814

Long-Term Debt, Finance Subsidiaries                       1,468,246           1,029,176

Deferred Taxes                                               358,800             375,007

Other Long-Term Liabilities                                  167,460             170,185

Shareholders' Equity
    Common stock, no par value
       Authorized - 300,000 shares
       Issued December 31, 1999 - 149,787 shares;          1,011,760           1,008,392
       September 30, 1999 - 149,271 shares
    Unearned compensation                                     (8,332)             (5,513)
    Retained earnings                                        402,334             464,150
    Accumulated other comprehensive expense                   (6,737)             (4,922)
    Common shares in treasury, at cost:
       December 31, 1999 - 34 shares;
       September 30, 1999 - 53 shares                           (918)             (1,567)
                                                         -----------         -----------
                                                           1,398,107           1,460,540
                                                         -----------         -----------
                                                         $ 6,232,084         $ 5,801,313
                                                         ===========         ===========

See notes to consolidated financial statements

                           IKON Office Solutions, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                              1999                1998
                                                          -----------         -----------
Revenues
Net sales                                                 $   668,482         $   707,719
Service and rentals                                           582,921             601,259
Finance income                                                 81,097              87,439
                                                          -----------         -----------
                                                            1,332,500           1,396,417
                                                          -----------         -----------

Costs and Expenses
Cost of goods sold                                            451,092             471,746
Service and rental costs                                      345,438             349,881
Finance interest expense                                       39,452              32,680
Selling and administrative                                    438,223             468,963
Asset impairment charge                                        53,792
Restructuring charge                                           51,548
                                                          -----------         -----------
                                                            1,379,545           1,323,270
                                                          -----------         -----------

Operating (loss) income                                       (47,045)             73,147
Interest expense                                               15,994              19,547
                                                          -----------         -----------
(Loss) income before income tax (benefit) expense             (63,039)             53,600
Income tax (benefit) expense                                   (7,403)             24,924
                                                          ===========         ===========
Net (loss) income                                         $   (55,636)        $    28,676
                                                          ===========         ===========


Basic and Diluted Earnings (Loss) Per Common Share        $     (0.37)        $      0.19
                                                          ===========         ===========

Cash Dividends Per Share of Common Stock                  $      0.04         $      0.04
                                                          ===========         ===========


See notes to consolidated financial statements

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    Three Months ended
                                                                                       December 31
                                                                             ------------------------------
                                                                                 1999               1998
                                                                             ------------------------------
Operating Activities
     Net (loss) income                                                        $ (55,636)        $  28,676
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities
           Depreciation                                                          35,715            34,342
           Amortization                                                          15,913            15,105
           Provisions for losses on accounts receivable                          12,335            10,567
           Provision for deferred tax (benefit) expense                         (13,400)           10,000
           Gain on asset securitizations                                            (73)          (16,676)
           Restructuring and asset impairment charge                            105,340
           Changes in  operating  assets and  liabilities,
              net of effects from acquisitions:
                 (Increase) decrease in accounts receivable                     (39,761)           19,080
                 (Increase) decrease in inventories                             (58,690)           15,058
                 Increase in prepaid expenses and other current assets          (16,075)          (11,966)
                 Decrease in accounts payable, deferred
                    revenues and accrued expenses                               (73,490)          (86,295)
           Decrease in accrued shareholder litigation settlement                 (4,957)
           Decrease in accrued restructuring                                     (4,241)
           Other                                                                 (3,114)            4,551
                                                                              ---------         ---------
Net cash (used in) provided by operating activities                            (100,134)           22,442

Cash flows from investing activities
     Proceeds from the sale of property and equipment                             3,422             6,487
     Cost of companies acquired, net of cash acquired                            (1,931)          (15,880)
     Expenditures for property and equipment                                    (22,674)          (24,815)
     Expenditures for equipment on operating rental                              (7,312)          (12,907)
     Finance receivables - additions                                           (299,937)         (305,843)
     Finance receivables - collections                                          276,226           221,727
     Proceeds from sale of finance subsidiaries' lease receivables               10,533           281,135
     Repurchase of finance subsidiary's lease receivables                      (275,000)
     Other                                                                       (2,755)           (6,398)
                                                                              ---------         ---------
Net cash (used in) provided by investing activities                            (319,428)          143,506

Cash flows from financing activities
     Short-term (repayments) borrowings, net                                    (34,691)           76,763
     Proceeds from issuance of long-term debt                                     3,299            27,162
     Proceeds from option exercises and sale of treasury shares                      75             1,250
     Long-term debt repayments                                                   (5,622)          (15,941)
     Finance subsidiaries' debt - issuance                                      945,069             2,181
     Finance subsidiaries' debt - repayments                                   (372,863)         (240,373)
     Dividends paid                                                              (5,952)           (5,881)
     Deposit to restricted cash                                                 (39,403)
     Purchase of treasury shares                                                   (152)              (14)
                                                                              ---------         ---------
Net cash provided by (used in) financing activities                             489,760          (154,853)

Net increase in cash and cash equivalents                                        70,198            11,095
Cash and cash equivalents at beginning of year                                    3,386               963
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $  73,584         $  12,058
                                                                              =========         =========

See notes to consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (Unaudited)

Note 1: Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the "Company", "we", or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:  Restructuring and Asset Impairment Charge

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105.3 million ($78.5 million after-tax, or $0.52 per share on a basic and diluted basis). These actions address under-performance in certain Technology Services, Business Document Services, and Business Information Services locations; as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans include consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. Savings from the above programs are anticipated to be approximately $15.0 million in fiscal 2000 and approximately $45 million on an annualized basis beginning in fiscal 2001.

The pre-tax components of the charge are as follows:

(dollars in thousands)
Type of Charge

Restructuring Charge:
  Severance                                $ 16,389
  Contractual Commitments                    37,403
                                           --------
    Total Restructuring Charge               53,792
                                           --------

Asset Impairment Charge:
  Fixed Assets                               12,668
  Goodwill and Intangibles                   38,880
                                           --------
    Total Asset Impairment Charge            51,548
                                           --------

    Total Charge                           $105,340
                                           ========

         The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses.

                          IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1999


         The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at December 31, 1999, which is included in other accrued expenses on the balance sheet:

                                           Balance           Provision                               Balance
                                        September 30,        Quarter 1          Quarter 1         December 31,
(dollars in thousands)                      1999            Fiscal 2000          Payments             1999
                                      ------------------ ------------------ ------------------- ------------------
Severance                             $              --  $         16,389   $           2,319   $         14,070
Contractual Commitments                              --            37,403               1,922             35,481
                                      ================== ================== =================== ==================
    Total                             $              --  $         53,792   $           4,241   $         49,551
                                      ================== ================== =================== ==================

         During the first quarter of fiscal 2000 approximately 150 employees were terminated and left the Company and 2 facilities were closed.


Note 3: Asset Securitization

         In December 1999, our U.S. finance subsidiary sold $311.4 million in direct financing lease receivables for $247.6 million in cash and a retained interest in the remainder under our revolving asset securitization agreement. Our U.S. finance subsidiary had asset securitization agreements for $275 million of eligible direct financing lease receivables at September 30, 1999. On October 7, 1999 these leases were repurchased with a portion of the proceeds received from the issuance of lease-backed notes as described in Note 4.

Note 4: Lease-Backed Notes

         On October 7, 1999, IKON Receivables, LLC (an affiliate of the U.S. finance subsidiary) publicly issued $699.6 million of lease-backed notes (the "Notes") under our $1.825 billion shelf registration statement. Class A-1 Notes totaling $235.3 million have a stated interest rate of 6.14%, Class A-2 Notes totaling $51.1 million have a stated interest rate of 6.31%, Class A3a Notes totaling $100 million have a stated interest rate of 6.59%, Class A3b Notes totaling $240.9 million have a variable rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap) and Class A-4 Notes totaling $72.3 million have a stated interest rate of 6.88%. Our U.S. finance subsidiary received approximately $697 million in net proceeds from the sale of the Notes and used $275 million of that amount to repurchase previously sold leases. The Notes are collateralized by a pool of office equipment leases or contracts and related assets and payments on the Notes are made from payments on the leases.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1999


Note 5:  Comprehensive Income



         Total comprehensive income is as follows (in thousands):

                                                                                Three Months Ended
                                                                                    December 31,
                                                                          1999                      1998
         Net (loss) income                                             $(55,636)                   $28,676
         Foreign currency translation adjustments                        (1,815)                      (465)
         Mark to market adjustment on the retained
         interest of lease receivables , net of tax                                                    969
                                                                       --------                    -------
         Total comprehensive (loss) income                             $(57,451)                   $29,180
                                                                       ========                    =======


Note 6:  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per common share (in thousands except for per share amounts):

                                                                  Three Months Ended
                                                                      December 31,
                                                                  1999             1998
Numerator:
     Net (loss) income                                        $ (55,636)        $  28,676


Denominator:
     Weighted average common shares                             148,804           146,965
     Contingently issuable common shares                            475             1,384
                                                              ---------         ---------
     Denominator for basic earnings per common
        share - weighted average common shares                  149,279           148,349

     Effect of dilutive securities:
        Additional contingently issuable common shares                                522
        Employee stock options                                                         36
                                                              ---------         ---------
             Dilutive potential common shares                                         558
     Denominator for diluted earnings per
            common share - adjusted weighted average
            common shares and assumed conversions               149,279           148,907
                                                              =========         =========

Basic and diluted (loss) earnings per common share            $   (0.37)        $    0.19
                                                              =========         =========


         Options to purchase 9,406,800 shares of common stock at $5.94 per share to $56.42 per share were outstanding during the first quarter of fiscal 2000 and options to purchase 4,945,964 shares of common stock at $8.70 per share to $62.45 per share were outstanding during the first quarter of fiscal 1999 but were not included in the computation of diluted earnings per common share because the effect would be antidilutive.

                           IKON OFFICE SOLUTIONS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                DECEMBER 31, 1999


Note 7: Segment Reporting

         In the first quarter of fiscal 2000, we made the following change to our segment reporting: IKON Document Services (which was reported in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS is included in IKON North America and LDS and BIS remain in Other. Prior year results have been reclassified to conform with the current-year presentation.

The table below presents segment information for the quarter ended December 31, 1999 and 1998:

                                                   IKON                                       Corporate
(in thousands)                                     North            IKON                          and
Quarter Ended December 31, 1999                   America          Europe        Other        Eliminations        Total
                                             ----------------- ------------- -------------  ---------------  ---------------
Revenues, excluding finance income             $   941,843     $ 121,988     $ 187,572                       $ 1,251,403
Finance income                                      75,658         5,439                                          81,097
Intersegment revenues                                2,300                         889       $   (3,189)

Operating income (loss) before
   restructuring and asset impairment charges      106,805         5,280        (8,186)         (45,604)          58,295
Restructuring and asset impairment charges         (34,752)       (4,286)      (12,124)         (54,178)        (105,340)
Operating income (loss)                             72,053           994       (20,310)         (99,782)         (47,045)
Interest expense                                                                                (15,994)         (15,994)
Loss before income tax benefit                                                                                   (63,039)


Quarter Ended December 31, 1998
Revenues, excluding finance income             $   976,165     $ 126,080     $ 206,733                       $ 1,308,978
Finance income                                      82,202         5,237                                          87,439
Intersegment revenues                                4,797                         636       $   (5,433)
Operating income (loss)                            107,305         5,964         1,563          (41,685)          73,147
Interest expense                                                                                (19,547)         (19,547)
Income before taxes                                                                                               53,600


Note 8:  Shareholder Lawsuit

         On November 24, 1999, subject to formal approval by the court, we reached a settlement with the plaintiffs in the series of purported class action complaints which were filed in the United States District Court for the Eastern District of Pennsylvania on behalf of our shareholders, and with the plaintiff in a companion derivative lawsuit. The plaintiffs alleged that during the period from January 24, 1996 to August 13, 1998, IKON and certain current and former principal officers and employee directors publicly disseminated false and misleading statements concerning our revenue, profitability and financial condition in violation of the federal securities laws. Under the settlement, we will pay $111 million. The court has preliminarily approved the settlement. The court will hold a hearing on the approval of the settlement agreement on April 11, 2000. We believe that the settlement also resolves substantially all aspects of a purported class action claim pending in federal court in Utah. The Utah action contains one claim purporting to be a class claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). The plaintiffs seek to represent a class of persons who participated in our Retirement Savings Plan after January 1, 1994. The class allegations in the Utah action largely mirror the allegations made in the complaints filed in the Eastern District of Pennsylvania. To the extent that any of the putative ERISA class claim survives the settlement, the Company believes that said claim is without merit.

         We recorded a charge of $101.1 million in fiscal 1999 related to the settlement, which consists of the $111 million settlement plus $10.1 million of legal fees offset by $20 million of insurance proceeds. This does not include a $20 million insurance claim which we are pursuing against another insurance carrier. Reflecting payment of a portion of the legal fees, the balance sheet at December 31, 1999, includes $112.7 million in accrued shareholder litigation settlement and $16.5 million of insurance proceeds receivable (which is included in prepaid expenses and other current assets). In January 2000, we transferred $111 million into an escrow account to fund the settlement and we received $16.5 million of insurance proceeds.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

         The Company provides products and services to meet business communications needs, including copiers and printers, color solutions, distributed printing, outsourcing services, imaging and legal outsourcing solutions, as well as network design and consulting, application development and technology training.

                              Results of Operations

         The discussion of the results of operations reviews the operations of the Company as reported in the Consolidated Statements of Operations.

                      Three Months Ended December 31, 1999
             Compared with the Three Months Ended December 31, 1998

         Results of operations for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 were as follows:

                                                                                     Three Months Ended
                                                                                        December 31                 %
                                                                                 1999                 1998         Change
(in thousands)

Revenues                                                                      $1,332,500            $1,396,417     (4.6%)
                                                                              ==========            ==========

Operating income, excluding restructuring
   And asset impairment charges                                                  $58,295               $73,147    (20.2%)
Restructuring and asset impairment charges                                      (105,340)
                                                                              ----------            ----------
      Operating (loss) income                                                    (47,045)               73,147
Interest expense                                                                 (15,994)              (19,547)
                                                                              ----------            ----------
(Loss) income before income tax (benefit) expense                               $(63,039)              $53,600
                                                                              ==========            ==========



         The Company's first quarter revenues decreased by $63.9 million, or 4.6%, compared to the first quarter of fiscal 1999. The first quarter of fiscal 1999 included a $14.3 million gain from an asset securitization. Excluding the gain, overall revenue decreased by $49.6 million, or 3.6%, compared to the first quarter of fiscal 1999. The decrease in revenue resulted from fewer sales representatives as compared to the first quarter of 1999, greater than anticipated Year 2000 deferrals in Technology Services and the continued backlog status of some digital products. We began the year with 1,000 fewer sales representatives than the first quarter of fiscal 1999, and although 175 representatives were added during the quarter, they typically require three to six months to become fully productive. Net sales, which include equipment revenue, decreased by $39.2 million or 5.5%. Approximately one-third of the decrease was attributable to Year 2000 delays in purchasing equipment through our Technology Services businesses in both the U.S. and Europe. The remainder of the decrease resulted from the continued backlog status of some digital products and fewer sales representatives as compared to the first quarter of fiscal 1999. Service and rental revenue decreased by $18.3 million or 3.0%. This decrease resulted from the continued underperformance of, and Year 2000 impact on, our Technology Service and Business Document Service units. Finance income decreased by $6.3 million or 7.3%. Excluding the gain from an asset securitization in the first quarter of fiscal 1999, finance income increased by $8.0 million, or 10.9%, due to the recognition of deferred revenue items associated with last year's balance sheet financings. These items have been recognized in conjunction with subsequent financings that placed these securitizations back on the balance sheet.

         Gross margin was 37.3%, compared to 38.2%, excluding the asset securitization gain, in the first quarter of fiscal 1999. However, the gross margin in the first quarter of fiscal 2000 was relatively flat compared to the fourth quarter of fiscal 1999, despite the lower revenue base. Margins on equipment sales were relatively stable. Service margins on the traditional copier business have improved, but were offset by weak margins in our Technology and Business Document Service businesses resulting in flat service margins overall compared to the fourth quarter of fiscal 1999.

         In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105.3 million ($78.5 million after-tax, or $0.52 per share on a basic and diluted basis). These actions address under-performance in certain Technology Services, Business Document Services, and Business Information Services locations; as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans include consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. Savings from the above programs are anticipated to be approximately $15.0 million in fiscal 2000 and approximately $45 million on an annualized basis beginning in fiscal 2001.

The pre-tax components of the charge are as follows:

(dollars in thousands)
Type of Charge

Restructuring Charge:
  Severance                                             $     16,389
  Contractual Commitments                                     37,403
                                                        -----------------
    Total Restructuring Charge                                53,792
                                                        -----------------

Asset Impairment Charge:
  Fixed Assets                                                12,668
  Goodwill and Intangibles                                    38,880
                                                        -----------------
    Total Asset Impairment Charge                             51,548
                                                        -----------------

    Total Charge                                        $    105,340
                                                        =================

         The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses.

         The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at December 31, 1999, which is included in other accrued expenses on the balance sheet:

                                           Balance           Provision                               Balance
                                        September 30,        Quarter 1          Quarter 1         December 31,
(dollars in thousands)                      1999            Fiscal 2000          Payments             1999
                                      ------------------ ------------------ ------------------- ------------------
Severance                             $             --   $         16,389   $           2,319   $         14,070
Contractual Commitments                             --             37,403               1,922             35,481
                                      ================== ================== =================== ==================
    Total                             $             --   $         53,792   $           4,241   $         49,551
                                      ================== ================== =================== ==================

         During the first quarter of fiscal 2000 approximately 150 employees were terminated and left the Company and 2 facilities were closed.

         The Company's operating income decreased by $120.2 million compared to the last year's first quarter. Excluding restructuring and asset impairment charges in the first quarter of fiscal 2000 and the gain from the asset securitization in fiscal 1999, operating income decreased by $0.5 million to $58.3 million for the first quarter of fiscal 2000, compared to $58.8 million in the prior year. Our operating margin, excluding the restructuring and asset impairment charges in fiscal 2000, and gain on asset securitization in fiscal 1999, improved from 4.3% in the first quarter of fiscal 1999 to 4.4% in the first quarter of fiscal 2000 despite the decrease in our revenues. This resulted from improved management of selling and administrative costs. Selling and administrative expense as a percent of revenue, excluding the asset securitization gain in fiscal 1999, was 32.9% in the first quarter of fiscal 2000 compared to 33.9% in the first quarter of fiscal 1999. The decrease was the result of centralizing certain key functions, adopting new credit controls, and productivity improvements within our business segments.

         Interest expense decreased by $3.6 million in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999 as a result of lower average debt levels during the first quarter of fiscal 2000 as compared to fiscal 1999.

         There was a loss before taxes of $63.0 million in the first quarter of fiscal 2000 compared to income before taxes of $73.1 million in the first quarter of fiscal 1999. Excluding the restructuring and asset impairment charges in fiscal 2000 and the gain from the asset securitization in fiscal 1999, income before taxes increased by $3.0 million to $42.3 million in the first quarter of fiscal 2000 compared to $39.3 million in the prior year. The increase was primarily the result of the decrease in selling and administrative expenses and interest expense described above. The effective income tax rate for the first quarter of fiscal 2000, excluding the effect of the restructuring and asset impairment charges, is 46.0% compared to 46.5% for the comparable period in fiscal 1999.

         Diluted earnings per common share decreased from $.19 per share for the first quarter of fiscal 1999 to a loss of $.37 per share for the first quarter of fiscal 2000. Excluding the after-tax effect of the restructuring and asset impairment charges in fiscal 2000 and the gain on the asset securitization in fiscal 1999, diluted earnings per common share were $.15 in the first quarter of fiscal 2000 compared to $.13 in the first quarter of fiscal 1999.

                           Review of Business Segments

In the first quarter of fiscal 2000, we made the following change to our segment reporting: IKON Document Services (which was reported in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS is included in IKON North America and LDS and BIS remain in Other. Prior year results have been reclassified to conform with the current-year presentation.

IKON North America
         External revenues, excluding finance income, decreased by $34.4 million or 3.5% to $941.8 million in the first quarter of fiscal 2000 from $976.2 million in the first quarter of fiscal 1999. The decrease was primarily due to fewer sales representatives as compared to the first quarter of 1999 and the continued backlog status of some digital products. Although there were fewer sales representatives than the prior year, we are focusing on rebuilding our sales force. In the first quarter of fiscal 2000, 175 sales representatives were added to the sales force in key focus areas such as color, high volume and facilities management. Approximately 79% of our equipment revenues came from digital and color sales as compared to 69% in the fourth quarter of fiscal 1999 and 46% in the first quarter of fiscal 1999. Finance income increased by $7.8 million, or 11.5%, to $75.7 million in the first quarter of fiscal 2000 compared to $67.9 million in the first quarter of fiscal 1999, excluding the asset securitization gain. The increase was due to the recognition of deferred revenue items associated with last year's balance sheet financings. These items have been recognized in conjunction with subsequent financings that placed these securitizations back on the balance sheet. Despite the decrease in revenues, operating income (excluding the restructuring and asset impairment charges in the first quarter of fiscal 2000) increased by $13.8 million to $106.8 million in the first quarter of fiscal 2000 from $93.0 million in the first quarter of fiscal 1999, excluding the asset securitization gain. The increase was due mainly to the improved management of selling and administrative costs described above.

IKON Europe
         External revenues, excluding finance income, decreased by $4.1 million, or 3.2%, to $122 million in the first quarter of fiscal 2000 from $126.1 million in the first quarter of fiscal 1999.

Excluding the impact of foreign currency translation, revenues in our IKON Europe segment increased by 2.5% as compared to the first quarter of fiscal 1999 due mainly to an increase in traditional copier equipment revenues in the United Kingdom. Finance income increased by $0.2 million, or 3.9%, to $5.4 million in the first quarter of fiscal 2000 from $5.2 million in the first quarter of fiscal 1999 due to growth in the lease portfolio. Operating income (excluding the restructuring and asset impairment charges in the first quarter of fiscal
2000) decreased by $0.7 million, or 11.5%, to $5.3 million in the first quarter of fiscal 2000 from $6.0 million in the first quarter of fiscal 1999. The decrease is due to the mix of lower margin technology service operations and direct competition from equipment vendors.

Other
         Other external revenues decreased by $19.1 million, or 9.3%, to $187.6 million in the first quarter of fiscal 2000 from $206.7 million in the first quarter of fiscal 1999. There was an operating loss before restructuring and asset impairment charges of $8.2 million in the first quarter of fiscal 2000 versus operating income of $1.6 million in the first quarter of fiscal 1999. The decrease in revenues and operating income was due to higher than anticipated Year 2000 delays, increased competition and Windows 2000 delays, as well as a restructuring in our Technology Services business.


                               Impact of Year 2000

         January 2000 Update. Through January 31, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below).

         State of Readiness. The Year 2000 issue arose from computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded technology (non-IT systems) may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The potential for a problem exists with all computer hardware and software, as well as in products with embedded technology: copiers and fax machines; security and HVAC systems; voice/telephony systems; elevators, etc.

         We have a Year 2000 Corporate Compliance Team, which has prepared an international compliance program for us and is responsible for coordinating and inspecting compliance activities in all business units. The compliance program requires all business units and locations in every country to inventory potentially affected systems and products, assess risk, take any required corrective actions, test and certify compliance. Our Year 2000 Testing and Certification Guidelines delineate the Year 2000 compliance process, testing and quality assurance guidelines, certification and reporting processes and contingency planning. An independent consulting company has reviewed the compliance program.

         Our Year 2000 compliance program has five phases: (1) inventory of internal IT and non-IT systems; (2) risk assessment of the Year 2000 compliance issues associated with such internal IT and non-IT systems; (3) remediation of non-compliant systems; (4) testing and validation of remediated systems; and (5) implementation of remediated systems throughout the Company. The progress to date of each of these phases is as follows: (1) internal IT and non-IT systems have been inventoried; (2) appropriate risk assessments have been completed; (3) remediation of critical systems have been completed; (4) testing and validation of critical systems have been completed; and (5) Year 2000 compliant versions have been implemented in field operations.

         Product warranties and certifications were sought from vendors and suppliers. The Company has obtained "Year 2000 Statements" from national vendors including Canon, Oce, Ricoh and Sharp.

         Costs. We have used both internal and external resources to reprogram or replace, test and implement our IT and non-IT systems for Year 2000 modifications. We do not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal IT personnel. The total cost of the Year 2000 project, excluding these internal costs, is approximately $7.4 million and is being funded through operating cash flows. Of the total estimated project cost, approximately $2.4 million is attributable to the purchase of new software and hardware
and  will  be  capitalized.   Through   January  31,  2000,  we  have  incurred
approximately $7.4 million ($5.0 million expensed and $2.4 million capitalized), related to our Year 2000 project.

     Risks. We believe, based on the information currently available to us, that the most reasonably likely worse case scenario that could be caused by technology failures relating to the Year 2000 could pose a significant threat not only to us, our customers and suppliers, but to all businesses. Risks include, but are not limited to:

o Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.
o Loss of sales due to failure to meet customer quality expectations or inability to ship products.
o Increased operational costs due to manual processing, data corruption or disaster recovery.
o    Inability to bill or invoice.

     We have taken steps to limit the scope of product and service warranties to customers to either the replacement of noncompliant products or to reimbursement of the cost of the product or service provided. With respect to products sold by us prior to the inclusion of such limited warranties, differing interpretations of the warranties included with such products will likely result in litigation against us. We are not able to assess the impact of such potential litigation at this time.

     We are engaged in the provision of certain Year 2000 services to customers, whereby we evaluate the Year 2000 compliance of customers' software and hardware, and work with customers to find solutions to Year 2000 problems. We have taken steps to limit its warranties with respect to our provision of such services.

     The cost of the project and the date on which we believe it will complete the Year 2000 modifications are based on our best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Contingency Plans. Our Guidelines require that contingency plans be developed and validated in the event that any critical system cannot be corrected and certified before the system's failure date. Contingency plans have been developed and completed.


                        Financial Condition and Liquidity

         Net cash used in operating activities for the first quarter of fiscal 2000 was $100.1 million. During the same period, the Company used $319.4 million of cash in investing activities, which included net finance subsidiary use of $288.2 million, acquisition activity at a cash cost of $1.9 million, capital expenditures for property and equipment of $22.7 million and net capital expenditures for equipment on operating rental of $7.3 million. Cash provided by financing activities of $489.8 million, includes a $37.0 million net decrease in corporate debt, excluding the effects of acquisitions and a $572.2 million increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $822.1 million at December 31, 1999, a decrease of $36.9 million from the debt balance at September 30, 1999 of $859.0 million. The debt to capital ratio, excluding finance subsidiaries, was 37.0% at December 31, 1999 and September 30, 1999. Excluding the impact of loans from our finance subsidiaries, our debt increased by $137 million at December 31, 1999 compared to September 30, 1999. The increase in the Company's assets was due mainly to the repurchase of $275 million of direct financing lease receivables and additional inventory purchases due to an anticipated price increase. Restricted cash on the balance sheet represents cash collected on certain lease receivables which must be used to repay the lease-backed notes.

         As of December 31, 1999, short-term borrowings under a $600 million credit agreement totaled $25 million. The Company also has $700 million available for either stock or debt offerings under its shelf registration statement.

         Finance subsidiaries debt increased by $574.3 million from September 30, 1999, as a result of the issuance of lease-backed notes offset by payments on medium term notes and bank borrowings. During the three months ended December 31, 1999, the U.S. finance subsidiary repaid $372.9 million of debt, $697.5 million of lease-backed notes were issued and there was $247.6 million of new bank borrowings. At December 31, 1999, $1.0 billion of medium term notes were outstanding with a weighted interest rate of 6.4%, while $1.3 billion remains available under this program. In December 1999, the U.S. finance subsidiary entered into a new asset securitization agreement under which it received cash of $247 million. In October 1999, a portion of the cash received from the issuance of the lease-backed notes was used to repurchase the direct financing leases related to its previously existing $275 million asset securitization program. In December 1999, our Canadian finance subsidiary sold CN$ 16.1 million in leases under the Canadian CN$175 million asset securitization agreement and received CN$14.4 million in cash.

         The Company filed a shelf registration for 10 million shares of common stock in April 1997. Shares issued under the registration statement are being used for acquisitions. Approximately 3.5 million shares have been issued under this shelf registration through December 31, 1999, leaving 6.5 million shares available for issuance.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and the remaining accrued costs associated with the Company's restructuring charge and shareholder litigation settlement.


                           Pending Accounting Changes

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt the standard on October 1, 2000. We do not believe the effect of adoption will be material.


Item 3:  Quanitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
         Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations. We primarily enter into debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. Finance subsidiaries' long-term debt is used to fund the lease receivables portfolio. The carrying amounts for cash, accounts receivable, long-term receivables and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Foreign Exchange Risk:
         The Company does not have significant foreign exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another is fixed via currency swap agreements.

                           Forward-Looking Information

         This document includes or incorporates by reference information which constitutes forward-looking statements within the meaning of the federal securities laws, including but not limited to, statements regarding: growth opportunities, productivity initiatives, and the impact of the Company's brand strategy, revenue, margin, and cost-savings projections, expected savings from the repositioning program, anticipated growth rates in the digital equipment and outsourcing industries; the financial and legal impact of the class action litigation settlement; the cost and completion date of the Company's Year 2000 remediation project (and the possible negative impact which might result from nonremediated systems of the Company and/or its vendors); the reorganization of the Company's business segments; and the Company's ability to finance its current operations and growth initiatives. Although the Company believes such forward-looking statements are reasonable, based on management's current plans and expectations, the statements are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results, and therefore, no assurances can be given that such statements will prove correct. These uncertainties and risks include, but are not limited to, risks and uncertainties relating to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence, future results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                           PART II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

      (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

             Exhibit No. (27) Financial Data Schedule


      (b)    Reports on Form 8-K

             On October 21, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated October 21, 1999 that the Company would not meet the First Call consensus estimate of $.22 per share earnings for the fiscal quarter and year ended September 30, 1999. Based on preliminary results the Company expects earnings to be in the range of $.13 to $.15 per share.

             On November 24, 1999, the registrant filed a Current Report on Form 8-K to file under Item 5 of the form, information announcing the registrant had reached an agreement to settle, subject to court approval, the securities class action and derivative lawsuits brought by its shareholders.

             On December 21, 1999, the registrant filed a Current Report on Form 8-K to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the registrant effective with their completion of their audit of the registrant's financial statements for the fiscal year ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                          IKON OFFICE SOLUTIONS, INC.


Date      February 14, 2000                /s/ William S. Urkiel
          --------------------             ----------------------
                                           William S. Urkiel
                                           Senior Vice President and
                                           Chief Financial Officer