Form 10-Q
period 2000-03-31
IKON OFFICE SOLUTIONS INC
filed 2000-05-15
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number     1-5964
                         ---------


                           IKON OFFICE SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               23-0334400
--------------------------------                            ----------------
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

Yes    X    No

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2000.

Common Stock, no par value                                    149,301,000 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements

               Consolidated Balance Sheets--March 31, 2000
               (unaudited) and September 30, 1999

               Consolidated Statements of Operations--Three and six months ended March 31, 2000 and 1999 (unaudited)

               Consolidated Statements of Cash Flows--Six months ended March 31, 2000 and 1999 (unaudited)

               Notes to Condensed Consolidated Financial Statements-- March 31, 2000 (unaudited)


     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk



PART II.  OTHER INFORMATION

     Item 4.    Submission of Matters to a Vote of Security Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

                             IKON OFFICE SOLUTIONS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                  ( in thousands )

                                                                                    March 31,           September 30,
                                                                                      2000                  1999
ASSETS                                                                            (unaudited)
------                                                                            -----------           -------------
Current Assets
      Cash and cash equivalents                                                   $    51,345           $     3,386
      Restricted cash                                                                  76,551                29,625
      Accounts receivable, less allowances of: March 31, 2000 - $44,837,
          September 30, 1999 - $43,543                                                688,512               725,308
      Finance receivables, net                                                      1,013,111               887,396
      Inventories                                                                     379,124               338,947
      Prepaid expenses and other current assets                                       104,236               111,386
      Deferred taxes                                                                  138,520               137,853
                                                                                  -----------           -----------
      Total current assets                                                          2,451,399             2,233,901
                                                                                  -----------           -----------

Long-Term Finance Receivables, net                                                  1,918,323             1,677,230

Equipment on Operating Leases, net                                                     80,954                87,496

Property and Equipment, at cost                                                       548,509               535,304
      Less accumulated depreciation                                                   301,373               275,489
                                                                                  -----------           -----------
                                                                                      247,136               259,815
                                                                                  -----------           -----------

Goodwill, net                                                                       1,337,333             1,385,295

Other assets                                                                          137,394               157,576
                                                                                  -----------           -----------

                                                                                  $ 6,172,539           $ 5,801,313
                                                                                  ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt                                           $    85,836           $    95,262
      Current portion of long-term debt, finance subsidiaries                       1,317,300               974,033
      Notes payable                                                                   222,587                44,968
      Trade accounts payable                                                          196,065               169,763
      Accrued salaries, wages and commissions                                         116,076               128,501
      Accrued shareholder litigation settlement                                           831               117,652
      Deferred revenues                                                               204,214               205,654
      Other accrued expenses                                                          343,214               311,758
                                                                                  -----------           -----------
      Total current liabilities                                                     2,486,123             2,047,591
                                                                                  -----------           -----------

Long-Term Debt                                                                        713,647               718,814

Long-Term Debt, Finance Subsidiaries                                                  982,538             1,029,176

Deferred Taxes                                                                        386,321               375,007

Other Long-Term Liabilities                                                           171,985               170,185

Shareholders' Equity
      Common stock, no par value
          Authorized - 300,000 shares
          Issued March 31, 2000 - 150,366 shares;                                   1,016,039             1,008,392
          September 30, 1999 - 149,271 shares
      Unearned compensation                                                            (8,670)               (5,513)
      Retained earnings                                                               431,080               464,150
      Accumulated other comprehensive loss                                             (5,775)               (4,922)
      Common shares in treasury, at cost: March 31, 2000 - 25 shares;
          September 30, 1999 - 53 shares                                                 (749)               (1,567)
                                                                                  -----------           -----------
                                                                                    1,431,925             1,460,540
                                                                                  -----------           -----------

                                                                                  $ 6,172,539           $ 5,801,313
                                                                                  ===========           ===========

See notes to condensed consolidated financial statements

                         IKON Office Solutions, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                 (unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     March 31,                              March 31,
                                                          ------------------------------        -------------------------------
                                                              2000               1999               2000               1999
                                                          -----------        -----------        -----------         -----------
Revenues
Net sales                                                 $   727,929        $   720,062        $ 1,396,411         $ 1,427,781
Service and rentals                                           571,329            585,662          1,154,250           1,186,921
Finance income                                                 81,070             66,926            162,167             154,365
                                                          -----------        -----------        -----------         -----------
                                                            1,380,328          1,372,650          2,712,828           2,769,067
                                                          -----------        -----------        -----------         -----------

Costs and Expenses
Cost of goods sold                                            484,074            492,363            935,166             964,109
Service and rental costs                                      353,831            342,832            699,269             692,713
Finance interest expense                                       39,508             29,306             78,960              61,986
Selling and administrative                                    424,559            453,888            862,782             922,851
Asset impairment charge                                                                              51,548
Restructuring charge                                                                                 53,792
                                                          -----------        -----------        -----------         -----------
                                                            1,301,972          1,318,389          2,681,517           2,641,659
                                                          -----------        -----------        -----------         -----------

Operating income                                               78,356             54,261             31,311             127,408
Interest expense                                               17,626             18,995             33,620              38,542
                                                          -----------        -----------        -----------         -----------
Income (loss) before income tax expense                        60,730             35,266             (2,309)             88,866
Income tax expense                                             25,877             12,399             18,474              37,323
                                                          -----------        -----------        -----------         -----------
Net income (loss)                                         $    34,853        $    22,867        $   (20,783)        $    51,543
                                                          ===========        ===========        ===========         ===========


Basic and Diluted Earnings (Loss) Per Common Share        $      0.23        $      0.15        $     (0.14)        $      0.35
                                                          ===========        ===========        ===========         ===========

Cash Dividends Per Common Share                           $      0.04        $      0.04        $      0.08         $      0.08
                                                          ===========        ===========        ===========         ===========


See notes to condensed consolidated financial statements

                           IKON OFFICE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                      Six Months Ended
                                                                                                          March 31,
                                                                                                ---------------------------
                                                                                                   2000             1999
                                                                                                ---------         ---------
Operating Activities
      Net (loss) income                                                                         $ (20,783)        $  51,543
      Adjustments to reconcile net (loss) income to net cash
          provided by operating activities
               Depreciation                                                                        68,038            71,160
               Amortization                                                                        32,395            30,720
               Provision for losses on accounts receivable                                         15,421            13,787
               Provision for deferred income taxes                                                 14,300            25,000
               Provision for lease default reserves                                                13,093            32,676
               Gain on asset securitizations                                                          (73)          (21,672)
               Asset impairment and restructuring charge                                          105,340
               Changes in operating assets and liabilities, net
                    of effects from acquisitions:
                        Decrease in accounts receivable                                            18,431            45,260
                        (Increase) decrease in inventories                                        (41,711)           31,377
                        Decrease (increase) in prepaid expenses and other current assets            4,053            (4,101)
                        Increase (decrease) in accounts payable, deferred
                             revenues and accrued expenses                                          2,500           (62,543)
               Decrease in accrued shareholder litigation settlement                             (116,821)
               Decrease in accrued restructuring                                                   (8,074)
               Other                                                                               (2,030)            4,436
                                                                                                ---------         ---------
Net cash provided by operating activities                                                          84,079           217,643

Cash flows from investing activities
      Proceeds from the sale of property and equipment                                              4,248            11,569
      Proceeds from the sale of property and equipment on operating leases                          7,369            10,045
      Cost of companies acquired, net of cash acquired                                             (3,745)          (22,449)
      Expenditures for property and equipment                                                     (52,175)          (48,127)
      Expenditures for property and equipment on operating leases                                 (22,146)          (32,374)
      Finance receivables - additions                                                            (802,551)         (669,344)
      Finance receivables - collections                                                           685,078           445,311
      Proceeds from the sale of finance subsidiaries' lease receivables                            16,887           357,024
      Repurchase of finance subsidiary's lease receivables                                       (275,000)
      Other                                                                                        (2,832)           (2,830)
                                                                                                ---------         ---------
Net cash (used in) provided by investing activities                                              (444,867)           48,825

Cash flows from financing activities
      Short-term borrowings, net                                                                  178,824            59,698
      Proceeds from issuance of long-term debt                                                      5,556            37,801
      Long-term debt repayments                                                                   (16,968)          (17,595)
      Finance subsidiaries' debt - issuances                                                      948,016             1,549
      Finance subsidiaries' debt - repayments                                                    (647,788)         (336,049)
      Dividends paid                                                                              (11,923)          (11,804)
      Deposit to restricted cash                                                                  (46,926)
      Proceeds from option exercises and sale of treasury shares                                      183             4,364
      Purchase of treasury shares                                                                    (227)             (152)
                                                                                                ---------         ---------
Net cash provided by (used in) financing activities                                               408,747          (262,188)

Net increase in cash and cash equivalents                                                          47,959             4,280
Cash and cash equivalents at beginning of year                                                      3,386               963
                                                                                                ---------         ---------
Cash and cash equivalents at end of period                                                      $  51,345         $   5,243
                                                                                                =========         =========

See notes to condensed consolidated financial statements

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

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

Note 2: Restructuring and Asset Impairment Charge
        -----------------------------------------

         In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). These actions address under-performance in certain Technology Services, Business Document Services, and Business Information Services locations; as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans include consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. Savings from the above programs are anticipated to be approximately $15,000 in fiscal 2000 and approximately $45,000 on an annualized basis beginning in fiscal 2001.

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
                                         ========

         The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses which are expected to be paid over the next 9 years.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000, which continued through the second quarter. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at March 31, 2000, which is included in other accrued expenses on the balance sheet:

                                Balance                                       Balance
                             September 30,    Provision       Payments       March 31,
                                  1999       Fiscal 2000     Fiscal 2000       2000
                               ---------     -----------     -----------      ---------
Severance                      $      --        $16,389        $ 5,017        $11,372
Contractual Commitments               --         37,403          3,057         34,346
                               ---------        -------        -------        -------
    Total                      $      --        $53,792        $ 8,074        $45,718
                               =========        =======        =======        =======


         During the first six months of fiscal 2000 approximately 620 employees were terminated and left the Company and 13 facilities were closed.


Note 3: Asset Securitization
        --------------------

         In December 1999, our U.S. finance subsidiary pledged or transferred $311,382 in direct financing lease receivables for $247,600 in cash and a retained interest in the remainder under our revolving asset securitization agreement, in a transfer accounted for as a financing. Our U.S. finance subsidiary also had asset securitization agreements for $275,000 of eligible direct financing lease receivables at September 30, 1999. On October 7, 1999 these leases were repurchased with a portion of the proceeds received from the issuance of lease-backed notes as described in Note 4.

Note 4: Lease-Backed Notes
        ------------------

         On October 7, 1999, IKON Receivables, LLC (an affiliate of the U.S. finance subsidiary) publicly issued $699,604 of lease-backed notes (the "Notes") under our $1,825,000 shelf registration statement. Class A-1 Notes totaling $235,326 have a stated interest rate of 6.14%, Class A-2 Notes totaling $51,100 have a stated interest rate of 6.31%, Class A3a Notes totaling $100,000 have a stated interest rate of 6.59%, Class A3b Notes totaling $240,891 have a variable rate of libor plus 0.36% (which we have fixed at 6.63% through an interest rate swap) and Class A-4 Notes totaling $72,287 have a stated interest rate of 6.88%. Our U.S. finance subsidiary received approximately $697,000 in net proceeds from the sale of the Notes and used $275,000 of that amount to repurchase previously sold leases. The Notes are collateralized by a pool of office equipment leases or contracts and related assets and payments on the Notes are made from payments on the leases.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Note 5: Comprehensive Income (Loss)
             ---------------------------

Total comprehensive income (loss) is as follows:

                                                                Three Months Ended                Six Months Ended
                                                                    March 31,                         March 31,
                                                             ------------------------        -------------------------
                                                               2000            1999            2000             1999
                                                             --------        --------        --------         --------
Net income (loss)                                            $ 34,853        $ 22,867        $(20,783)        $51, 543
Foreign currency translation adjustments                          962             700            (853)             235
Mark to market adjustment on the retained interest of
lease receivables, net of tax                                                     159                            1,128
                                                             --------        --------        --------         --------
Total comprehensive income (loss)                            $ 35,815        $ 23,726        $(21,636)        $ 52,906
                                                             ========        ========        ========         ========

     Minimum pension liability is adjusted at each year end, therefore there is no impact on total comprehensive income (loss) during interim periods. The balances for foreign currency translation adjustments and minimum pension liability adjustments included in accumulated other comprehensive income (loss) were $(4,125) and $(1,650), respectively, at March 31, 2000 and $(3,272) and
$(1,650), respectively, at September 30, 1999.

      Note 6: Earnings Per Share
              ------------------

         The following table sets forth the computation of basic and diluted earnings per common share:

                                                             Three Months Ended                  Six Months Ended
                                                                  March 31,                          March 31,
                                                         --------------------------        ---------------------------
Numerator:                                                  2000             1999             2000              1999
                                                         ---------        ---------        ---------         ---------
   Net income (loss)                                     $  34,853        $  22,867        $ (20,783)        $  51,543
                                                         =========        =========        =========         =========
Denominator:
   Weighted average common shares                          149,283          147,866          149,276           147,409
   Contingently issuable common shares                          14              735                7             1,059
                                                         ---------        ---------        ---------         ---------
   Denominator for basic earnings per common
   share - weighted average common shares                  149,297          148,601          149,283           148,468
Effect of dilutive securities:
   Additional contingently issuable common shares                                79                                301
   Employee stock options                                      295              190                                113
                                                         ---------        ---------        ---------         ---------
      Dilutive potential common shares                         295              269               --               414
Denominator for diluted earnings per
   common share - adjusted weighted average
   common shares and assumed conversions                   149,592          148,870          149,283           148,882
                                                         =========        =========        =========         =========
Basic earnings (loss) per common share                   $    0.23        $    0.15        $   (0.14)        $    0.35
                                                         =========        =========        =========         =========
Diluted earnings (loss) per common share                 $    0.23        $    0.15        $   (0.14)        $    0.35
                                                         =========        =========        =========         =========

      Options to purchase 6,304 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the second quarter of fiscal 2000 and options to purchase 6,424 shares of common stock at $14.18 per share to $56.42 per share were outstanding during the second quarter of fiscal 1999, but were not included in the computation of diluted earnings per common share because the effect would be antidilutive.

      Options to purchase 9,576 shares of common stock at $4.73 per share to $56.42 per share were outstanding during the first six months of fiscal 2000 and options to purchase 7,040 shares of common stock at $11.60 per share to $56.42 per share were outstanding during the first six months of fiscal 1999, but were not included in the computation of diluted earnings per common share because the effect would be antidilutive.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7: Segment Reporting
        -----------------

         In the first six months of fiscal 2000, we made the following changes to our segment reporting as a result of our restructuring program: IKON Document Services (which was reported in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS and LDS are aligned with and included in IKON North America and BIS remains in Other. Prior year results have been reclassified to conform with the current year presentation.

The table below presents segment information for the three and six months ended March 31, 2000 and 1999:

                                                   IKON                                               Corporate
                                                   North             IKON                                and
Three Months Ended March 31, 2000                 America           Europe            Other          Eliminations          Total
                                                -----------       -----------       -----------       -----------       -----------
Revenues, excluding finance income              $ 1,059,570       $   122,304       $   117,384                         $ 1,299,258
Finance income                                       75,570             5,500                                                81,070
Intersegment revenues                                 4,734                                 825       $    (5,559)
Operating income (loss)                             111,941             5,974           (13,452)          (26,107)           78,356
Interest expense                                                                                          (17,626)          (17,626)
Income before taxes                                                                                                          60,730

Three Months Ended March 31, 1999
Revenues, excluding finance income                1,024,208           133,176           148,340                           1,305,724
Finance income                                       61,986             4,940                                                66,926
Intersegment revenues                                 1,715                               1,140            (2,855)
Operating income (loss)                              86,757             7,537              (177)          (39,856)           54,261
Interest expense                                                                                          (18,995)          (18,995)
Income before taxes                                                                                                          35,266

Six Months Ended March 31, 2000
Revenues, excluding finance income                2,057,118           244,292           249,251                           2,550,661
Finance income                                      151,228            10,939                                               162,167
Intersegment revenues                                 7,034                               1,714            (8,748)
Operating income (loss) before
   restructuring and asset impairment               221,241            11,254           (21,630)          (74,214)          136,651
Restructuring and asset impairment charges          (34,752)           (4,286)          (12,124)          (54,178)         (105,340)
Operating income (loss)                             186,489             6,968           (33,754)         (128,392)           31,311
Interest expense                                                                                          (33,620)          (33,620)
Loss before income tax benefit                                                                                               (2,309)

Six Months Ended March 31, 1999
Revenues, excluding finance income                2,060,532           259,256           294,914                           2,614,702
Finance income                                      144,188            10,177                                               154,365
Intersegment revenues                                 6,512                               1,776            (8,288)
Operating income (loss)                             197,995            13,501              (708)          (83,380)          127,408
Interest expense                                                                                          (38,542)          (38,542)
Income before taxes                                                                                                          88,866

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8:  Shareholder Lawsuit
         -------------------

         On November 24, 1999, subject to formal approval by the court, we reached a settlement with the plaintiffs in the series of class action complaints which were filed in the United States District Court for the Eastern District of Pennsylvania on behalf of our shareholders, and with the plaintiff in a companion derivative lawsuit. Pursuant to the settlement, we paid $111 million into an escrow account. After holding a hearing in early April, the court approved the settlement on May 11, 2000. During fiscal 2000, the Company has received total insurance proceeds of $33,546 related to the settlement.

         The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains one claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. To the extent that any of the ERISA class claim survives the settlement of the federal securities class action and companion derivative suit, the Company believes that said claim is without merit and will vigorously defend the suit.

Note 9: Subsequent Event
        ----------------

         In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

The following discussion is in thousands, except per share amounts.

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

                    Three and Six Months Ended March 31, 2000
           Compared with the Three and Six Months Ended March 31, 1999

         Results of operations for the second quarter and the first six months of fiscal 2000 compared to the second quarter and the first six months of fiscal 1999 were as follows:

Second Quarter:

         Our second quarter revenues increased by $7,678, or 0.6%, compared to the second quarter of fiscal 1999. Excluding Technology Services, which has been impacted by a slowdown in network integration projects since the fourth quarter of fiscal 1999, revenues increased by approximately $47,700, or 4% compared to the second quarter of fiscal 1999. Net sales, which includes equipment revenue, increased by $7,867 or 1.1%. Excluding hardware sales associated with our Technology Services business, net sales increased by 6% compared to the second quarter of fiscal 1999, reflecting improvement in equipment placements and productivity in higher end digital and color products. The increase is due mainly to our continued focus on customized solutions and a consultative sales approach rather than geographic sales coverage. During the second quarter we added 138 sales representatives concentrated in our areas of highest growth, such as color, high volume and facilities management. Our Segment 3 - 6 copier placements increased by 17% compared to second quarter of fiscal 1999 and we continue to expand our machine base in the high end, with our Segment 3 - 6 copier base up 7% compared to the second quarter of fiscal 1999. Service and rental revenue decreased by $14,333 or 2.4%. The decrease resulted from the decline in our Technology Services revenues and the closure of non-strategic outsourcing sites associated with our restructuring program which was announced in the first quarter of fiscal 2000. Finance income increased by $14,144 or 21.1% compared to the second quarter of fiscal 1999 due to the repurchase of leases on October 7, 1999.

         Gross margin was 36.4%, compared to 37.0% in the second quarter of fiscal 1999 largely due to lower service margins in our traditional equipment business and fixed costs associated with lower revenues for Technology Services. The gross margin on equipment sales was 33.5% compared to 31.6% in the second quarter of fiscal 1999. This was due to the higher margins associated with digital and color products as compared to analog and the prepurchase of inventory in anticipation of vendor price increases during the quarter. The gross margin on service and rentals decreased to 38.1% compared to 41.5% in the second quarter of fiscal 1999. The decrease primarily resulted from fixed costs associated with lower Technology Services revenues and lower productivity in servicing new digital products, including the impact of new vendor and digital training programs.

         Selling and administrative expense as a percent of revenue was 30.8% in the second quarter of fiscal 2000 compared to 33.1% in the second quarter of fiscal 1999. Excluding $17,000 of insurance proceeds related to our shareholder litigation settlement, selling and administrative expense was 32.0% in the second quarter of fiscal 2000. The decrease was the result of the increase in revenue combined with controlled costs due to our cost competitiveness programs, including centralizing certain key functions, adopting new credit controls and productivity improvements within our business segments.

         Our operating income increased by $24,095 or 44.4% compared to the second quarter of fiscal 1999. Excluding $17,000 of insurance proceeds related to our shareholder litigation settlement, operating income increased by $7,095 or 13.1% to $61,356 for the second quarter of fiscal 2000, compared to $54,261 in the prior year. Our operating margin, excluding the gain in fiscal 2000 improved from 4.0% in the second quarter of fiscal 1999 to 4.4% in the second quarter of fiscal 2000. This resulted from the increase in revenue and the improved management of selling and administrative costs.

         Interest expense decreased by $1,369 in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 as a result of lower average debt levels during the second quarter of fiscal 2000 as compared to fiscal 1999.

         There was income before taxes of $60,730 in the second quarter of fiscal 2000 compared to $35,266 in the second quarter of fiscal 1999. Excluding the insurance proceeds related to our shareholder litigation settlement in fiscal 2000, income before taxes increased by $8,464 to $43,730. The increase was primarily the result of the increase in revenue combined with the decrease in selling and administrative expenses and interest expense described above. The effective income tax rate for the second quarter of fiscal 2000, excluding the effect of the insurance proceeds, was 42.0% compared to 46.5%, excluding a $4,000 benefit related to restructuring our European leasing operations, for the comparable period in fiscal 1999. The tax rate reduction was primarily due to the recording of benefits resulting from legislative changes that facilitated utilization of net operating losses that previously had a full valuation allowance.

         Diluted earnings per common share increased to $0.23 per share for the second quarter of fiscal 2000 from $0.15 per share for the second quarter of fiscal 2000. Excluding the after-tax effect of the insurance proceeds in fiscal 2000, diluted earnings per common share were $0.17 in the second quarter of fiscal 2000 compared to $0.15 in the second quarter of fiscal 1999.

                           Review of Business Segments
                           ---------------------------

         In the second quarter of fiscal 2000, we made the following change to our segment reporting as a result of our restructuring program: Legal Document Services, which was included in Other in the first quarter of fiscal 2000, is now aligned with and included in IKON North America. Prior year results have been reclassified to conform with the current-year presentation.

IKON North America
         Revenues, excluding finance income, increased by $35,362, or 3.5%, to $1,059,570 in the second quarter of fiscal 2000 from $1,024,208 in the second quarter of fiscal 1999. The increase was primarily due to strong net sales growth offset by minimal growth in Service and Rentals due to the closure of unprofitable or non-strategic document service locations associated with the restructuring program. Approximately 81% of our equipment revenues came from digital and color sales as compared to 79% in the first quarter of fiscal 2000 and 52% in the second quarter of fiscal 1999. Finance income increased by $13,584, or 21.9%, to $75,570 in the second quarter of fiscal 2000 compared to $61,986 in the second quarter of fiscal 1999. The increase was due to the repurchase of leases on October 7, 1999. Operating income increased by $25,184 or 29.0% to $111,941 in the second quarter of fiscal 2000 from $86,757 in the second quarter of fiscal 1999. The increase was due mainly to increased revenue and the improved management of selling and administrative costs described above.

IKON Europe
         Revenues, excluding finance income, decreased by $10,872, or 8.2%, to $122,304 in the second quarter of fiscal 2000 from $133,176 in the second quarter of fiscal 1999 due mainly to a decrease in technology service revenues. Finance income increased by $560, or 11.3%, to $5,500 in the second quarter of fiscal 2000 from $4,940 in the second quarter of fiscal 1999 due to growth in the lease portfolio. Operating income decreased by $1,563, or 20.7%, to $5,974 in the second quarter of fiscal 2000 from $7,537 in the second quarter of fiscal 1999.

Other
         Other revenues decreased by $30,956, or 20.9%, to $117,384 in the second quarter of fiscal 2000 from $148,340 in the second quarter of fiscal 1999. There was an operating loss of $13,452 in the second quarter of fiscal 2000 compared to $177 in the second quarter of fiscal 1999. The decrease in revenues and operating income was due to a significant decline in our traditional systems integration business as customers' demands have shifted from internal systems deployment and Y2K migration to external, Internet-based applications. The Company has developed an e-commerce business group to address this shift in market conditions.

Six Months:

         Our revenues for the first six months of fiscal 2000 decreased by $56,239, or 2.0%, compared to the first six months fiscal 1999. Excluding a $14,333 gain from an asset securitization in fiscal 1999, revenues decreased by $41,906, or 1.5%. The decrease resulted from fewer sales representatives on average during the period as compared to the prior year and a significant decline in our traditional systems integration business. Net sales, which includes equipment revenue, decreased by $31,370 or 2.2%. The decrease is due mainly to fewer sales representatives on average as compared to the prior year, the impact of the Year 2000 on first quarter fiscal 2000 net sales and a significant decline in our traditional systems integration business. During the year we added 313 sales representatives concentrated in our areas of highest growth, such as color, high volume and facilities management and at the end of March 2000, our sales force is at the same level as March 1999. Service and rental revenue decreased by $32,671 or 2.8%. The decrease resulted from the decline in our Technology Services revenues and the closure of non-strategic outsourcing sites associated with our restructuring program which was announced in the first quarter of fiscal 2000. Finance income, excluding the $14,333 gain from an asset securitization in fiscal 1999, increased by $22,135 or 15.8% compared to the first six months of fiscal 1999 due to the repurchase of leases on October 7, 1999.

         Gross margin was 36.8%, compared to 37.6% in the first six months of fiscal 1999, excluding the gain from the asset securitization. This decrease is largely due to lower service margins in our traditional equipment business and fixed costs associated with lower revenues for Technology Services. The gross margin on equipment sales was 33.0% compared to 32.5% in the first six months of fiscal 1999. This was due mainly to a significant increase in higher margin digital and color revenues as compared to the first six months of fiscal 1999. The gross margin on service and rentals decreased to 39.4% compared to 41.6% in the first six months of fiscal 1999. The decrease primarily resulted from fixed costs associated with lower Technology Service revenues and lower productivity in servicing new digital products, including the impact of new vendor and digital training programs.

         In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). These actions address under-performance in certain Technology Services, Business Document Services, and Business Information Services locations; as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans include consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. Savings from the above programs are anticipated to be approximately $15,000 in fiscal 2000 and approximately $45,000 on an annualized basis beginning in fiscal 2001.

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
                                       ========

         The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses which are expected to be paid over the next 9 years.

         The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000, which continued through the second quarter. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at March 31, 2000, which is included in other accrued expenses on the balance sheet:

                                Balance                                       Balance
                             September 30,    Provision       Payments       March 31,
                                  1999       Fiscal 2000     Fiscal 2000       2000
                               ---------     -----------     -----------      ---------
Severance                      $      --        $16,389        $ 5,017        $11,372
Contractual Commitments               --         37,403          3,057         34,346
                               ---------        -------        -------        -------
    Total                      $      --        $53,792        $ 8,074        $45,718
                               =========        =======        =======        =======


         During the first six months of fiscal 2000 approximately 620 employees were terminated and left the Company and 13 facilities were closed.


         Selling and administrative expense as a percent of revenue was 31.8% for the first six months of fiscal 2000 compared to 33.3% in the prior year. Excluding $17,000 of insurance proceeds related to our shareholder litigation settlement, selling and administrative expense was 32.4% for the first six months of fiscal 2000 compared to 33.5% in the first six months of fiscal 1999, excluding the $14,333 gain from an asset securitization. The decrease was the result of centralizing certain key functions, adopting new credit controls, and productivity improvements within our business segments.

         Our operating income, excluding the $105,340 asset impairment and restructuring charges and the $17,000 of insurance proceeds related to our shareholder litigation settlement in fiscal 2000 and the $14,333 gain from an asset securitization in fiscal 1999, increased by $6,576 compared to the first six months of fiscal 1999. Our operating margin, excluding the special items noted above improved from 4.1% in the first six months of fiscal 1999 to 4.4% in the first six months of fiscal 2000. This resulted from the improved management of selling and administrative costs described above.

         Interest expense decreased by $4,922 in the first six months of fiscal 2000 compared to the first six months of fiscal 1999 as a result of lower average debt levels.

         There was a loss before taxes of $2,309 in the first six months of fiscal 2000 compared to income before taxes of $88,866 in the first six months of fiscal 1999. Excluding the restructuring and asset impairment charge and the insurance proceeds related to our shareholder litigation in fiscal 2000 and the gain from an asset securitization in fiscal 1999, income before taxes increased by $11,498 to $86,031 compared to $74,533 in the prior year. The increase was primarily due to the decrease in selling and administrative expenses and interest expense described above. The effective income tax rate for the first six months of fiscal 2000, excluding the effect of the asset impairment and restructuring charge and insurance proceeds, is 44.0% compared to 47.7%, excluding the gain from an asset securitization and a $4,000 benefit related to restructuring our European leasing operations, for the comparable period in fiscal 1999. The tax rate reduction was primarily due to the recording of benefits resulting from legislative changes that facilitated utilization of net operating losses that previously had a full valuation allowance.

         Diluted loss per common share was $0.14 for the first six months of fiscal 2000 compared to diluted earnings per share of $0.35 for the first six months of fiscal 1999. Excluding the after-tax effect of the special items described above, diluted earnings per common share were $0.32 in the first six months of fiscal 2000 compared to $0.29 in the first six months of fiscal 1999.

                           Review of Business Segments
                           ---------------------------

         During the first six months of fiscal 2000, we made the following changes to our segment reporting as a result of our restructuring program: IKON Document Services (included in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS and LDS are aligned with and included in IKON North America and BIS remains in Other. Prior year results have been reclassified to conform with the current year presentation.

IKON North America

         Revenues, excluding finance income, decreased by $3,414, or 0.2%, to $2,057,118 in the first six of fiscal 2000 from $2,060,532 in the first six months of fiscal 1999. The decrease was due to fewer sales representatives on average as compared to the prior year, minimal growth in Service and Rentals due to the closure of unprofitable or non-strategic document service locations associated with the restructuring program offset by strong net sales growth. Finance income increased by $7,040, or 4.9%, to $151,228 in the first six months of fiscal 2000 compared to $144,188 in the first six months of fiscal 1999. The increase was due to the repurchase of leases on October 7, 1999 offset by a $14,333 gain from an asset securitization in fiscal 1999. Operating income, excluding the gain from the asset securitization, increased by $2,827 to $186,489 in the first six months of fiscal 2000 from $183,662 in the first six months of fiscal 1999. The increase was due mainly to increased total revenue and the improved management of selling and administrative costs.

IKON Europe

         Revenues, excluding finance income, decreased by $14,964, or 5.8%, to $244,292 in the the first six months of fiscal 2000 from $259,256 in the first six months of fiscal 1999. Finance income increased by $762, or 7.5%, to $10,939 in the first six months of fiscal 2000 from $10,177 in the first six months of fiscal 1999 due to growth in the lease portfolio. Operating income decreased by $6,533, or 48.4%, to $6,968 in the first six months of fiscal 2000 from $13,501 in the first six months of fiscal 1999 mainly due to the underperformance of technology services.

Other

         Other revenues decreased by $45,663, or 15.5%, to $249,251 in the first six months of fiscal 2000 from $294,914 in the first six months of fiscal 1999. There was an operating loss of $33,754 in the first six months of fiscal 2000 compared to $708 in the first six months of fiscal 1999. The decrease in revenues and operating income was due to a significant decline in our traditional systems integration business as customers' demands have shifted from internal systems deployment and Y2K migration to external, Internet-based applications. The Company has developed an e-commerce business group to address this shift in market conditions.

                                Subsequent Event
                                ----------------

In May 2000, IKON Receivables, LLC filed a registration statement with the Securities and Exchange Commission to register the sale of $2,000,000 of lease-backed notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

                               Impact of Year 2000
                               -------------------

         April 2000 Update. Through April 30, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-Q for the period ended December 31, 1999 and the Company's Annual Report on Form 10-K/A for its fiscal year ended September 30, 1999.

                        Financial Condition and Liquidity
                        ---------------------------------

         Net cash provided by operating activities for the first six months of fiscal 2000 was $84,079. During the same period, the Company used $444,867 of cash in investing activities, which included net finance subsidiary use of $375,586, acquisition activity at a cash cost of $3,745, capital expenditures for property and equipment of $52,175 and capital expenditures for equipment on operating leases of $22,146. Cash provided by financing activities of $408,747, includes a $119,375 net increase in corporate debt and a $340,280 increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $978,419 at March 31, 2000, an increase of $119,375 from the debt balance at September 30, 1999 of $859,044. The debt to capital ratio, excluding finance subsidiaries, was 40.6% at March 31, 2000 compared to 37.0% at September 30, 1999. Excluding the impact of loans from our finance subsidiaries, our debt increased by $141,200 at March 31, 2000 compared to September 30, 1999. The increase was due mainly to payments related to the shareholder litigation settlement and the restructuring program. The increase in the Company's assets was due mainly to the repurchase of $275,000 of direct financing lease receivables in the first quarter of fiscal 2000. Restricted cash on the balance sheet represents cash collected on certain lease receivables which must be used to repay the lease-backed notes.

         As of March 31, 2000, short-term borrowings under a $600,000 credit agreement totaled $25,000. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

         Finance subsidiaries debt increased by $340,280 from September 30, 1999, as a result of the issuance of lease-backed notes offset by payments on medium term notes and bank borrowings. During the six months ended March 31, 2000, the U.S. finance subsidiary repaid $647,861 of debt, $697,466 of lease-backed notes were issued and there was $250,000 of new bank borrowings. At March 31, 2000, $864,850 of medium term notes were outstanding with a weighted interest rate of 6.5%. In December 1999, the U.S. finance subsidiary entered into a new asset securitization agreement under which it received cash of $250,000. In October 1999, a portion of the cash received from the issuance of the lease-backed notes was used to repurchase the direct financing leases related to its previously existing $275,000 asset securitization program. During the first six months of fiscal 2000, our Canadian finance subsidiary sold CN$ 26,817 in leases under the Canadian CN$175,000 asset securitization agreement and received CN$24,672 in cash.

         The Company filed a shelf registration statement with the Securities and Exchange Commission to register the sale of 10,000 shares of common stock in April 1997. Shares issued under the registration statement may be used for acquisitions. Approximately 3,500 shares have been issued under this shelf registration through March 31, 2000, leaving 6,500 shares available for issuance.

         The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements including capital expenditures, acquisitions, dividends, stock repurchases and the remaining accrued costs associated with the Company's restructuring charge.

                           Pending Accounting Changes
                           --------------------------

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt the standard on October 1, 2000. We do not believe the effect of adoption will be material.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are currently assessing SAB 101 and can not quantify the impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are required to begin reporting changes, if any, to our revenue recognition policy in the first quarter of fiscal year 2001.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

                           Forward-Looking Information
                           ---------------------------

         This document includes or incorporates by reference information which constitutes forward-looking statements within the meaning of the federal securities laws, including but not limited to, statements regarding: the impact of e-commerce initiatives; growth opportunities, productivity initiatives, and the impact of the Company's revenue, margin, and cost-savings projections, expected savings from the repositioning program, anticipated growth rates in the digital equipment and outsourcing industries; the cost and completion date of the Company's Year 2000 remediation project (and the possible negative impact which might result from nonremediated systems of the Company and/or its vendors); the reorganization of the Company's business segments; and the Company's ability to finance its current operations and growth initiatives. Although the Company believes such forward-looking statements are reasonable, based on management's current plans and expectations, the statements are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results, and therefore, no assurances can be given that such statements will prove correct. These uncertainties and risks include, but are not limited to, risks and uncertainties relating to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence, future results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II.  OTHER INFORMATION
---------------------------

Item 4:   Submission of Matters to a Vote of Security Holders

          On February 23, 2000, the Company held its annual meeting of shareholders at which time nine directors were elected to hold office until the election of their successors. The Company's Non-Employee Director Compensation Plan and Executive Incentive Plan were also approved.

                                                               For             Against        Withheld
                                                           -----------       ----------      ----------
          Judith M. Bell                                   131,274,462                        3,183,109
          James R. Birle                                   131,542,085                        2,915,487
          Philip E. Cushing                                131,510,468                        2,947,103
          James J. Forese                                  131,364,005                        3,093,562
          Robert M. Furek                                  131,545,296                        2,912,275
          Thomas R. Gibson                                 131,560,391                        2,897,180
          Richard A. Jalkut                                131,500,759                        2,956,812
          Arthur E. Johnson                                130,993,067                        3,464,504
          Kurt M. Landgraf                                 131,205,094                        3,252,477
          Non-Employee Director Compensation Plan          116,386,931        17,029,126      1,041,513
          Executive Incentive Plan                         116,252,384        17,173,769      1,031,418

Item 5:   Other Information

          Effective July 21, 2000, Marilyn Ware has been elected to serve as a member of the Company's Board of Directors. A copy of the press release dated May 3, 2000 announcing her election is attached hereto as Exhibit No. 99.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  The  following   Exhibits  are  furnished  pursuant  to  Item  601  of
          Regulation S-K:

          Exhibit No. (27) Financial Data Schedule
          Exhibit No. (99) Press Release dated May 3, 2000

     (b)  Reports on Form 8-K

          On January 5, 2000, the Company filed a Current Report on Form 8-K/A to file, under Item 4 of the form, information regarding the appointment of PricewaterhouseCoopers LLP as its independent auditors for the fiscal year ending September 30, 2000 to replace the firm of Ernst & Young LLP who were dismissed as auditors of the Company effective with their completion of their audit of the Company's financial statements for the fiscal year ended September 30, 1999.

          On February 4, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated January 26, 2000 regarding the results for the first quarter of fiscal 2000 as well as announcing that Kurt M. Landgraf had been elected to serve as a member of the Company's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                  IKON OFFICE SOLUTIONS, INC.




Date      May 15, 2000                            /s/ William S. Urkiel
          --------------------------              --------------------------
                                                  William S. Urkiel
                                                  Senior Vice President and
                                                  Chief Financial Officer