Form 10-Q
period 2000-06-30
IKON OFFICE SOLUTIONS INC
filed 2000-08-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ___________

Commission file number     1-5964
                        ------------------------------------------------------


                           IKON OFFICE SOLUTIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                            23-0334400
---------------------------------                      -----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                           Identification No.)

                 P.O. Box 834, Valley Forge, Pennsylvania 19482
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes    X    No
    -------    -------

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2000.

Common Stock, no par value                         145,856,349 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

     Item 1. Condensed Consolidated Financial Statements

             Consolidated Balance Sheets--June 30, 2000
             (unaudited) and September 30, 1999

             Consolidated Statements of Income--Three and nine months ended June 30, 2000 and 1999 (unaudited)

             Consolidated Statements of Cash Flows--Nine months ended June 30, 2000 and 1999 (unaudited)

             Notes to Condensed Consolidated Financial Statements-- June 30, 2000 (unaudited)

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition and Liquidity

     Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings

    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
----------

Part I.  Financial Information
Item 1.  Condensed Consolidated Financial Statements

               IKON OFFICE SOLUTIONS, INC.
               CONSOLIDATED BALANCE SHEETS
                    ( in thousands )

                                                               June 30,          September 30,
                                                                 2000                1999
ASSETS                                                        (unaudited)
------                                                       --------------      --------------

Current Assets
    Cash and cash equivalents                                 $     49,213        $      3,386
    Restricted cash                                                 89,179              29,625
    Accounts receivable, less allowances of: June 30, 2000 -
         $43,613; September 30, 1999 - $43,543                     716,105             725,308
    Finance receivables, net                                     1,073,152             887,396
    Inventories                                                    387,423             338,947
    Prepaid expenses and other current assets                      108,017             111,386
    Deferred taxes                                                 138,657             137,853
                                                             --------------      --------------
    Total current assets                                         2,561,746           2,233,901
                                                             --------------      --------------


Long-Term Finance Receivables, net                               2,022,519           1,677,230

Equipment on Operating Rental, net                                  73,987              87,496

Property and Equipment, at cost                                    535,169             535,304
    Less accumulated depreciation                                  295,446             275,489
                                                             --------------      --------------
                                                                   239,723             259,815
                                                             --------------      --------------

Goodwill, net                                                    1,327,224           1,385,295

Other assets                                                       150,399             157,576
                                                             --------------      --------------

                                                             $   6,375,598       $   5,801,313
                                                             ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities
    Current portion of long-term debt                        $     124,326       $      95,262
    Current portion of long-term debt, finance subsidiaries      1,405,201             974,033
    Notes payable                                                  267,315              44,968
    Trade accounts payable                                         206,090             169,763
    Accrued salaries, wages and commissions                        116,673             128,501
    Accrued shareholder litigation settlement                          475             117,652
    Deferred revenues                                              198,143             205,654
    Other accrued expenses                                         303,589             311,758
                                                             --------------      --------------
    Total current liabilities                                    2,621,812           2,047,591
                                                             --------------      --------------

Long-Term Debt                                                     656,510             718,814

Long-Term Debt, Finance Subsidiaries                             1,060,824           1,029,176

Deferred Taxes                                                     416,579             375,007

Other Long-Term Liabilities                                        174,914             170,185

Shareholders' Equity
    Common stock, no par value
       Authorized - 300,000 shares
       Issued:  June 30, 2000 - 149,310 shares;
       September 30, 1999 - 149,271 shares                       1,015,702           1,008,392
    Unearned compensation                                           (7,782)             (5,513)
    Retained earnings                                              456,348             464,150
    Accumulated other comprehensive loss                            (7,322)             (4,922)
    Common shares in treasury, at cost: June 30, 2000 -
       2,124 shares; September 30, 1999 - 53 shares                (11,987)             (1,567)
                                                             --------------      --------------
                                                                 1,444,959           1,460,540
                                                             --------------      --------------

                                                             $   6,375,598       $   5,801,313
                                                             ==============      ==============

See notes to condensed consolidated financial statements

               IKON OFFICE SOLUTIONS, INC.
            CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except per share amounts)
                       (unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                      June 30,                       June 30,
                                                             --------------------------      -------------------------
                                                                2000          1999              2000          1999
                                                             ------------  ------------      -----------   -----------
Revenues
Net sales                                                     $  740,959    $  719,047       $2,137,370    $2,146,828
Service and rentals                                              583,524       595,573        1,737,774     1,782,494
Finance income                                                    92,922        70,847          255,089       225,212
                                                             ------------  ------------      -----------   -----------
                                                               1,417,405     1,385,467        4,130,233     4,154,534
                                                             ------------  ------------      -----------   -----------

Costs and Expenses
Cost of goods sold                                               503,809       500,614        1,438,975     1,464,723
Service and rental costs                                         349,438       338,498        1,048,707     1,031,211
Finance interest expense                                          43,889        30,553          122,849        92,539
Selling and administrative                                       451,797       447,785        1,314,579     1,370,636
Asset impairment charge                                                                          51,548
Restructuring charge                                                                             53,792
                                                             ------------  ------------      -----------   -----------
                                                               1,348,933     1,317,450        4,030,450     3,959,109
                                                             ------------  ------------      -----------   -----------

Operating income                                                  68,472        68,017           99,783       195,425
Gain on sale of investment                                         3,288                          3,288
Interest expense                                                  18,314        17,031           51,934        55,573
                                                             ------------  ------------      -----------   -----------
Income  before income tax expense and extraordinary gain          53,446        50,986           51,137       139,852
Income tax expense                                                23,525        23,708           41,999        61,031
                                                             ------------  ------------      -----------   -----------
Income  before extraordinary gain                                 29,921        27,278            9,138        78,821
Extraordinary gain from early extinguishment of
     debt, net of tax of $1,342                                    1,707                          1,707
                                                             ------------  ------------      -----------   -----------
Net income                                                    $   31,628    $   27,278        $  10,845     $  78,821
                                                             ============  ============      ===========   ===========

Basic and Diluted Earnings Per Common Share                   $     0.21    $     0.18        $    0.07     $    0.53
                                                             ============  ============      ===========   ===========

Cash Dividends Per Common Share                               $     0.04    $     0.04        $    0.12     $    0.12
                                                             ============  ============      ===========   ===========


See notes to condensed consolidated financial statements

                                           IKON OFFICE SOLUTIONS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                   (unaudited)

                                                                                        Nine Months ended
                                                                                            June 30,
                                                                                 ------------------------------
                                                                                     2000             1999
                                                                                 -------------    -------------
Cash flows from operating activities
     Net income                                                                   $    10,845      $    78,821
     Adjustments to reconcile net income to net cash
        provided by operating activities
           Depreciation                                                                98,855          103,040
           Amortization                                                                47,929           45,543
           Provisions for losses on accounts receivable                                20,007           25,743
           Provision for deferred income taxes                                         35,435           32,000
           Provision for lease default reserves                                        47,579           50,061
           Gain on asset securitizations                                                  (73)         (25,360)
           Extraordinary gain from early extinguishment of debt                        (3,049)
           Gain on sale of investment                                                  (3,288)
           Asset impairment and restructuring charge                                  105,340
           Changes in operating assets and liabilities, net
               of effects from acquisitions:
                  (Increase) decrease in accounts receivable                          (31,923)          16,448
                  (Increase) decrease in inventories                                  (51,570)          49,825
                  (Increase) decrease in prepaid expenses and other current assets     (1,872)           3,909
                  Decrease in accounts payable, deferred
                      revenues and accrued expenses                                   (16,032)         (84,249)
           Decrease in accrued shareholder litigation settlement                     (117,177)
           Decrease in accrued restructuring                                          (18,017)
           Other                                                                       17,931           17,383
                                                                                 -------------    -------------
Net cash provided by operating activities                                             140,920          313,164
                                                                                 -------------    -------------

Cash flows from investing activities
     Proceeds from the sale of property and equipment                                   8,363           14,644
     Proceeds from the sale of property and equipment on operating leases              11,702           13,979
     Proceeds from sale of investment                                                   3,516
     Cost of companies acquired, net of cash acquired                                  (3,745)         (24,419)
     Expenditures for property and equipment                                          (70,996)         (72,617)
     Expenditures for property and equipment on operating leases                      (31,550)         (42,249)
     Purchase of miscellaneous assets                                                  (2,595)          (2,934)
     Finance receivables - additions                                               (1,427,765)      (1,031,412)
     Finance receivables - collections                                              1,091,314          694,289
     Proceeds from sale of finance subsidiaries' lease receivables                     25,603          399,446
     Repurchase of finance subsidiary's lease receivables                            (275,000)        (250,000)
                                                                                 -------------    -------------
Net cash used in investing activities                                                (671,153)        (301,273)
                                                                                 -------------    -------------

Cash flows from financing activities
     Short-term borrowings (repayments), net                                          223,963          (85,013)
     Proceeds from issuance of long-term debt                                           8,459           85,550
     Long-term debt repayments                                                        (30,955)         (48,573)
     Finance subsidiaries' debt - issuances                                         1,633,662          866,159
     Finance subsidiaries' debt - repayments                                       (1,169,850)        (665,795)
     Dividends paid                                                                   (17,896)         (17,743)
     Deposit to restricted cash                                                       (59,554)         (33,433)
     Proceeds from option exercises and sale of treasury shares                           206            4,803
     Purchase of treasury shares                                                      (11,975)            (168)
                                                                                 -------------    -------------
Net cash provided by financing activities                                             576,060          105,787
                                                                                 -------------    -------------

Net increase in cash and cash equivalents                                              45,827          117,678
Cash and cash equivalents at beginning of year                                          3,386              963
                                                                                 -------------    -------------
Cash and cash equivalents at end of period                                        $    49,213      $   118,641
                                                                                 =============    =============


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
                                      ========

The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses and which are expected to be paid over the next 9 years.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000, which continued through the third quarter. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at June 30, 2000, which is included in other accrued expenses on the balance sheet:

                            Balance                               Balance
                          September 30, Provision    Payments     June 30,
                              1999     Fiscal 2000  Fiscal 2000    2000
                            --------     -------     -------     -------
Severance                   $     --     $16,389     $ 7,593     $ 8,796
Contractual Commitments           --      37,403      10,424      26,979
                            --------     -------     -------     -------
    Total                   $     --     $53,792     $18,017     $35,775
                            ========     =======     =======     =======


During the first nine months of fiscal 2000, approximately 848 employees were terminated and left the Company and 18 facilities were closed.


Note 3:    Asset Securitization Conduit Financing
           --------------------------------------

On December 9, 1999, our U.S. finance subsidiary, IOS Capital, Inc. ("IOSC") pledged or transferred $311,382 in financing lease receivables for $247,600 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On January 20, 2000, IOSC pledged or transferred $2,860 in financing lease receivables for $2,400 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. IOSC repaid $250,000 on June 2, 2000 when it issued the 2000-1 Notes described below. On June 30, 2000, IOSC pledged or transferred $98,907 in financing lease receivables for $83,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. As of June 30, 2000, IOSC had approximately $167,000 available under its revolving asset securitization agreement.

IOSC had additional asset securitization agreements for $275,000 of eligible direct financing receivables. These agreements were also structured as revolving securitizations, whereby additional leases can be sold as collections reduce the previously sold interests. During fiscal 1999, collections reduced previously sold interests on asset securitization agreements by $152,098. IOSC sold an additional $152,098 in net eligible direct financing receivables and recognized pretax gains of $12,200 for fiscal year 1999. On October 7, 1999, these leases were repurchased with a portion of the proceeds received from the issuance of $699,595 of lease-backed notes.


Note 4:    Lease-Backed Notes
           -----------------

In addition to the $622,948 of lease-backed notes (the "1999-1 Notes") outstanding at September 30, 1999, on October 7, 1999, IKON Receivables, LLC (a consolidated affiliate of the Company) publicly issued $699,595 of lease-backed notes (the "1999-2 Notes") under its $1,825,000 shelf registration statement filed May 7, 1999 with the Securities and Exchange Commission. Class A-1 Notes totaling $235,326 have a stated interest rate of 6.14125%, Class A-2 Notes totaling $51,100 have a stated interest rate of 6.31%, Class A-3a Notes totaling $100,000 have a stated interest rate of 6.59%, Class A-3b Notes totaling $240,891 have a variable interest rate and Class A-4 Notes totaling $72,278 have a stated interest rate of 6.88%. The Class A-3b Notes pay interest at a rate of 1-month LIBOR plus 0.36% (which has been fixed at 6.63% through an interest rate swap).

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4:    Lease-Backed Notes (continued)
           -----------------------------

The 1999-1 and 1999-2 Notes are secured by a pool of office equipment leases or contracts and related assets ("the 1999-1 and 1999-2 Asset Pools") and the payments on the 1999-1 and 1999-2 Notes are made from payments received on the leases. The Company received approximately $697,000 in net proceeds from the sale of the 1999-2 Notes and used $275,000 of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 1999-2 Asset Pool.

On June 2, 2000, IKON Receivables, LLC publicly issued $498,510 of lease-backed notes (the "2000-1 Notes") under a $2,000,000 shelf registration statement filed in May 2000 (which incorporated the unused portion of the $1,825,000 shelf registration statement filed May 7, 1999) with the Securities and Exchange Commission. Class A-1 Notes totaling $130,000 have a stated interest rate of 6.99625%, Class A-2 Notes totaling $54,000 have a stated interest rate of 7.51%, Class A-3 Notes totaling $230,000 have a variable interest rate, and Class A-4 Notes totaling $84,510 have a variable interest rate. The Class A-3 Notes pay interest at a rate of 1-month LIBOR plus 0.19% (which has been fixed at 7.802% through an interest rate swap) and the Class A-4 Notes pay interest at a rate of 1-month LIBOR plus 0.23% (which has been fixed at 7.82% through an interest rate swap). The transaction was structured the same as the 1999-1 Notes and the 1999-2 Notes described above. The Notes are secured by a pool of office equipment leases or contracts and related assets ("the 2000-1 Asset Pool") and the payments on the Notes are made from payments received on the leases. The Company received approximately $497,000 in net proceeds from the sale of the 2000-1 Notes and used $250,000 of that amount to repurchase previously sold leases. The repurchased leases were contributed as part of the 2000-1 asset pool. As of June 30, 2000, IKON Receivables, LLC had approximately $1,501,000 available under the $2,000,000 shelf registration statement.

Restricted cash on the balance sheet represents cash that has been collected on the lease receivables in the 1999-1, 1999-2 and 2000-1 Asset Pools, which must be used to repay the 1999-1, 1999-2 and 2000-1 Notes, respectively.


Note 5:    Comprehensive Income
           --------------------

Total comprehensive income is as follows:

                                                              Three Months Ended                     Nine Months Ended
                                                                   June 30,                               June 30,
                                                       ---------------------------------    -------------------------------------
                                                            2000               1999              2000                 1999
                                                       ----------------    -------------    ----------------    -----------------
Net income                                                     $31,628          $27,278             $10,845              $78,821
Foreign currency translation adjustments                       (1,547)          (1,562)             (2,400)              (1,327)
Mark to market adjustment on the retained interest
of lease receivables, net of tax                                                (1,128)
                                                       ----------------    -------------    ----------------    -----------------
Total comprehensive income                                     $30,081          $24,588              $8,445              $77,494
                                                       ================    =============    ================    =================

Minimum pension liability is adjusted at each year end, therefore there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation adjustments and minimum pension liability adjustments included in accumulated other comprehensive loss were $(5,672) and $(1,650), respectively, at June 30, 2000 and $(3,272) and $(1,650), respectively, at September 30, 1999.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 6:    Earnings Per Share
           ------------------

The following table sets forth the computation of basic and diluted earnings per common share:

                                                                  Three Months Ended                  Nine Months Ended
                                                                       June 30,                           June 30,
                                                           ---------------------------------    ------------------------------
Numerator:                                                      2000              1999              2000             1999
                                                           ---------------    --------------    --------------    ------------
   Net income                                                     $31,628           $27,278           $10,845        $ 78,821
                                                           ===============    ==============    ==============    ============
Denominator:
   Weighted average common shares                                 148,922           148,422           149,158         147,748
   Contingently issuable common shares                                                  365                               828
                                                           ---------------    --------------    --------------    ------------
   Denominator for basic earnings per common
   share - weighted average common shares                         148,922           148,787           149,158         148,576
                                                           ---------------    --------------    --------------    ------------
Effect of dilutive securities:
   Additional contingently issuable common shares                                       157                               253
   Employee stock options                                              19               171               159             132
                                                           ---------------    --------------    --------------    ------------
      Dilutive potential common shares                                 19               328               159             385
                                                           ---------------    --------------    --------------    ------------
Denominator for diluted earnings per
   common share - adjusted weighted average
   common shares and assumed conversions                          148,941           149,115           149,317         148,961
                                                           ===============    ==============    ==============    ============
Basic earnings  per common share                                  $  0.21     $     0.18              $  0.07     $     0.53
                                                           ===============    ==============    ==============    ============
Diluted earnings  per common share                                $  0.21     $     0.18              $  0.07     $     0.53
                                                           ===============    ==============    ==============    ============

Options to purchase 8,951 shares of common stock at $5.94 per share to $56.42 per share were outstanding during the third quarter of fiscal 2000 and options to purchase 6,216 shares of common stock at $14.00 per share to $56.42 per share were outstanding during the third quarter of fiscal 1999, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares and therefore the effect would be antidilutive.

Options to purchase 5,989 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the first nine months of fiscal 2000 and options to purchase 6,806 shares of common stock at $12.00 per share to $56.42 per share were outstanding during the first nine months of fiscal 1999, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares and therefore the effect would be antidilutive.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7:    Segment Reporting
           -----------------

In the first nine months of fiscal 2000, we made the following changes to our segment reporting as a result of our restructuring program: IKON Document Services (included in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS and LDS are aligned with and included in IKON North America and BIS remains in Other. Our remanufacturing unit (included in IKON North America in fiscal 1999) is now included in Other. Prior year results have been reclassified to conform with the current year presentation.

The table below presents segment information for the three and nine months ended June 30, 2000 and 1999:

                                              IKON                                         Corporate
                                             North            IKON                            and
Three Months Ended June 30, 2000            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Revenues, excluding finance income          $1,060,222      $ 113,600     $  150,661                       $  1,324,483
Finance income                                  87,602          5,320                                            92,922
Intersegment revenues                            4,178                           932        $ (5,110)
Operating income (loss)                        114,462          6,577         (6,213)        (46,354)            68,472
Gain on sale of investment                                                                     3,288              3,288
Interest expense                                                                             (18,314)           (18,314)
Income before taxes and extraordinary gain                                                                       53,446

Three Months Ended June 30, 1999
Revenues, excluding finance income           1,013,322        125,895        175,403                          1,314,620
Finance income                                  65,646          5,201                                            70,847
Intersegment revenues                            4,582                           481          (5,063)
Operating income (loss)                        103,915          7,313         (6,024)        (37,187)            68,017
Interest expense                                                                             (17,031)           (17,031)
Income before taxes                                                                                              50,986

Nine Months Ended June 30, 2000
Revenues, excluding finance income           3,087,672        357,892        429,580                          3,875,144
Finance income                                 238,830         16,259                                           255,089
Intersegment revenues                           11,212                         2,646         (13,858)
Operating income (loss) before
   restructuring and asset impairment          333,031         17,831        (26,938)       (118,801)           205,123
   charges
Restructuring and asset impairment             (34,752)        (4,286)       (12,124)        (54,178)          (105,340)
   charges
Operating income (loss)                        298,279         13,545        (39,062)       (172,979)            99,783
Gain on sale of investment                                                                     3,288              3,288
Interest expense                                                                             (51,934)           (51,934)
Income before taxes and extraordinary gain                                                                       51,137

Nine Months Ended June 30, 1999
Revenues, excluding finance income           3,036,600        385,151        507,571                          3,929,322
Finance income                                 209,834         15,378                                           225,212
Intersegment revenues                           11,094                         2,257         (13,351)
Operating income (loss)                        299,216         20,814         (5,998)       (118,607)           195,425
Interest expense                                                                             (55,573)           (55,573)
Income before taxes                                                                                             139,852

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8:     Shareholder Lawsuit
            -------------------

The District Court's May 11, 2000 decision approving the $111,000 settlement with the plaintiffs in the series of federal securities class action lawsuits and companion derivative lawsuit filed in the Eastern District of Pennsylvania has been appealed to the United States Court of Appeals for the Third Circuit by two individuals who objected to the settlement. The Company believes that the appeal is without merit and that the Court of Appeals will affirm the District Court's decision approving the settlement.

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains
              ------------------------------------------------------
one claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. To the extent that any of the ERISA class claim survives the settlement of the federal securities class action lawsuits and companion derivative suit, the Company believes that said claim is without merit and will vigorously defend the suit.

Note 9:     Extraordinary Gain
            ------------------

In the third quarter of fiscal 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 and recognized an extraordinary gain of $3,049 ($1,707 after-tax) or $0.01 per common share.

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

Results of Operations
---------------------

The discussion reviews the results of operations of the Company as reported in the Consolidated Statements of Income.

                    Three and Nine Months Ended June 30, 2000
           Compared with the Three and Nine Months Ended June 30, 1999

Results of operations for the third quarter and the first nine months of fiscal 2000 compared to the third quarter and the first nine months of fiscal 1999 were as follows:


Third Quarter:

Our third quarter revenues increased by $31,938, or 2.3%, compared to the third quarter of fiscal 1999. Excluding the impact of foreign currency translation, revenues increased by $41,219 or 3.0%. The increase resulted from increased net sales and finance income partially offset by a decrease in service and rental revenue as described below. During the third quarter we added 163 sales representatives, concentrated in our areas of highest growth, such as color, high volume and facilities management.

Net sales from the sale of office and production equipment, supplies and technology hardware, increased by $21,912 or 3.0% due mainly to growth in revenue from office and production equipment partially offset by a decrease in revenue in our technology service business. Revenue from office and production equipment, increased 15% compared to the third quarter of fiscal 1999, reflecting our continued success in placing digital and color products. Digital revenue, increased by 54% and color revenue, led by positive results in the creative color line increased by 15% compared to the third quarter of fiscal 1999. Our segment 3-6 equipment base increased by 6% compared to the third quarter of fiscal 1999, led by the launch of the market's first segment 5 digital machine, the Ricoh 850 in April 2000. Our net sales growth was slowed by a decline in revenue from hardware, such as computers, routers and servers, in our technology service business.

Service and rental revenue, which represents equipment service, outsourcing, including facilities management, and technology services, decreased by $12,049 or 2.0%. The decrease is primarily due to the closure of non-strategic outsourcing and technology service sites associated with our previously announced restructuring program and was partially offset by growth in facilities management. Finance income increased by $22,075 or 31.2% compared to the third quarter of fiscal 1999 due to growth in the lease portfolio and a shift from off-balance sheet treatment to on-balance sheet treatment of the asset securitizations used to finance our captive leasing business.

Gross margin was 36.7% compared to 37.2% in the third quarter of fiscal 1999 with improvements in equipment margins helping to offset the decline in service margins as described below. The gross margin on equipment sales increased to 32.0% from 30.4% in the third quarter of fiscal 1999, as low-margin technology hardware becomes a smaller part of our mix and as we capitalized on productivity initiatives such as centralized inventory and supply chain management. The gross margin on service and rentals decreased to 40.1% compared to 43.2% in the third quarter of fiscal 1999. The decrease primarily resulted from the impact of fixed costs in our technology service business combined with a decrease in technology service revenue in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily due to the closure of non-strategic technology service sites associated with our previously announced restructuring program. The gross margin on finance income decreased to 52.8% from 56.9%, primarily due to increased interest expense resulting from higher average interest rates and finance subsidiary debt levels in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999.

Selling and administrative expense as a percent of revenue was 31.9% in the third quarter of fiscal 2000 compared to 32.3% in the third quarter of fiscal 1999. The decrease was the result of the increase in revenue combined with controlled costs due to our cost competitiveness programs, including centralizing certain key functions, adopting new credit controls and productivity improvements within our business units.

Our operating income increased by $455 or 0.7% compared to the third quarter of fiscal 1999. Our operating margin was 4.8% for the third quarter of fiscal 2000, down slightly from 4.9% for the third quarter of fiscal 1999.

In the third quarter of fiscal 2000, we sold certain equity securities and recognized a pre-tax gain of $3,288 on the sale. Interest expense increased by $1,283 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 as a result of higher average debt levels and interest rates during the third quarter of fiscal 2000 as compared to fiscal 1999.

Income before taxes and extraordinary gain was $53,446 in the third quarter of fiscal 2000 compared to $50,986 in the third quarter of fiscal 1999. The effective income tax rate for the third quarter of fiscal 2000 was 44.0% compared to 46.5% for the comparable period in fiscal 1999. The tax rate reduction was primarily due to the recording of benefits resulting from legislative changes that facilitated utilization of net operating losses that previously had a full valuation allowance.

In the third quarter of fiscal 2000 we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Diluted earnings per common share increased to $0.21 per share for the third quarter of fiscal 2000 from $0.18 per share for the third quarter of fiscal 1999. Excluding the after-tax effect of the gain on sale of investment and extraordinary gain on the early extinguishment of debt in fiscal 2000, diluted earnings per common share were $0.19 in the third quarter of fiscal 2000. During the third quarter of fiscal 2000, we repurchased 2,120 shares of common stock.

                           Review of Business Segments
                           ---------------------------

In the third quarter of fiscal 2000, we made the following change to our segment reporting as a result of our restructuring program: Our remanufacturing unit, which was included in IKON North America in fiscal 1999, is now included in Other. Prior year results have been reclassified to conform with the current year presentation.

IKON North America
Revenues, excluding finance income, increased by $46,900, or 4.6%, to $1,060,222 in the third quarter of fiscal 2000 from $1,013,322 in the third quarter of fiscal 1999. The increase was primarily due to a 14% increase in revenue from the sale of office equipment offset by minimal growth in service and rentals due to the closure of unprofitable or non-strategic locations associated with the restructuring program. Finance income increased by $21,956, or 33.4%, to $87,602 in the third quarter of fiscal 2000 compared to $65,646 in the third quarter of fiscal 1999. The increase was due to growth in the lease portfolio and a shift from off-balance sheet treatment to on-balance sheet treatment of the asset securitizations used to finance our captive leasing business. Operating income increased by $10,547 or 10.2% to $114,462 in the third quarter of fiscal 2000 from $103,915 in the third quarter of fiscal 1999. The increase was due mainly to increased revenue and the improved management of selling and administrative expenses described above.

                     ---------------------------------------

IKON Europe
Total revenues in Europe decreased by $12,176 or 9.3%. Excluding the impact of foreign currency translation, revenues decreased by $3,574 or 2.8%. Revenues, excluding finance income, decreased by $12,295, or 9.8%, to $113,600 in the third quarter of fiscal 2000 from $125,895 in the third quarter of fiscal 1999 due mainly to the impact of foreign currency translation, a decrease in hardware sales in our technology service business offset by a 21% increase in revenue from the sale of office equipment. Finance income increased by $119, or 2.3%, to $5,320 in the third quarter of fiscal 2000 from $5,201 in the third quarter of fiscal 1999. Operating income decreased by $736, or 10.0%, to $6,577 in the third quarter of fiscal 2000 from $7,313 in the third quarter of fiscal 1999 due primarily to the decrease in revenue offset by improved management of administrative expenses.

Other
Other revenues decreased by $24,742, or 14.1%, to $150,661 in the third quarter of fiscal 2000 from $175,403 in the third quarter of fiscal 1999. There was an operating loss of $6,213 in the third quarter of fiscal 2000 compared to a loss of $6,024 in the third quarter of fiscal 1999. The decrease in revenues and operating income was due to a significant decline in our North American systems integration business as customers' demands have shifted from internal systems deployment and Y2K migration to external, Internet-based applications and as customers have begun to purchase hardware directly from manufacturers. The Company has been repositioning its technology service businesses to optimize growth strategies including the separation of advanced education, telephony and e-business development into smaller functional units.

Nine Months:

Our revenues for the first nine months of fiscal 2000 decreased by $24,301, or 0.6%, compared to the first nine months of fiscal 1999. Excluding a $14,333 gain from an asset securitization in fiscal 1999, revenues decreased by $9,968, or 0.2%. During the year we added 475 sales representatives concentrated in our areas of highest growth, such as color, high volume and facilities management. Net sales from the sale of office and production equipment, supplies and technology hardware, decreased by $9,458 or 0.4%. The decrease is due mainly to a decline in revenue from hardware, such as computers, routers and servers in our technology service business.

Service and rental revenue decreased by $44,720 or 2.5%. The decrease resulted from the decline in our technology service revenues and the closure of non-strategic technology service and outsourcing sites associated with our restructuring program which was announced in the first quarter of fiscal 2000. Finance income, excluding the $14,333 gain from an asset securitization in fiscal 1999, increased by $44,210 or 21.0% compared to the first nine months of fiscal 1999 due to growth in the lease protfolio and a shift from off-balance sheet treatment to on-balance sheet treatment of the asset securitizations used to finance our captive leasing business.

Gross margin was 36.8% compared to 37.5% in the first nine months of fiscal 1999, excluding the gain from the asset securitization. This decrease is largely due to lower service margins in our traditional equipment business and fixed costs associated with lower revenues for technology services. The gross margin on equipment sales was 32.7% compared to 31.8% in the first nine months of fiscal 1999. This was due mainly to a significant increase in higher margin digital and color revenues as compared to the first nine months of fiscal 1999 and the the impact of productivity initiatives such as centralized inventory and supply chain management. The gross margin on service and rentals decreased to 39.7% compared to 42.1% in the first nine months of fiscal 1999. The decrease primarily resulted from fixed costs associated with lower technology service revenues and lower productivity in servicing new digital products, including the impact of new vendor and digital training programs. The gross margin on finance income decreased to 51.8% from 56.1% excluding the gain from the asset securitization, primarily due to increased interest expense resulting from higher average interest rates and finance subsidiary debt levels for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999.

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
                                      ========

The severance charge relates to the elimination of approximately 1,900 positions, while the charge for contractual commitments relates to lease commitments where the Company is exiting certain locations and/or businesses and which are expected to be paid over the next 9 years.

The Company commenced several actions specified under these initiatives in the first quarter of fiscal 2000, which continued through the third quarter. The following presents a reconciliation of the original components of the pre-tax restructuring charge to the balance remaining at June 30, 2000, which is included in other accrued expenses on the balance sheet:

                                   Balance                                                  Balance
                              September 30, 1999    Provision          Payments            June 30,
                                                   Fiscal 2000        Fiscal 2000            2000
                              ------------------- --------------- -------------------- ------------------
Severance                     $              --   $     16,389    $        7,593      $      8,796
Contractual Commitments                      --         37,403            10,424            26,979
                              ------------------- --------------- -------------------- ------------------
    Total                     $              --   $     53,792    $       18,017       $    35,775
                              =================== =============== ==================== ==================


During the first nine months of fiscal 2000 approximately 848 employees were terminated and left the Company and 18 facilities were closed.

Selling and administrative expense as a percent of revenue was 31.8% for the first nine months of fiscal 2000 compared to 33.0% in the prior year. Excluding $17,000 of insurance proceeds related to our shareholder litigation settlement, selling and administrative expense was 32.2% for the first nine months of fiscal 2000 compared to 33.1% in the first nine months of fiscal 1999, excluding the $14,333 gain from an asset securitization. The decrease was the result of centralizing certain key functions, adopting new credit controls, and productivity improvements within our business units.

Our operating income, excluding the $105,340 asset impairment and restructuring charges and the $17,000 of insurance proceeds related to our shareholder litigation settlement in fiscal 2000 and the $14,333 gain from an asset securitization in fiscal 1999, increased by $7,031 compared to the first nine months of fiscal 1999. Our operating margin, excluding the special items noted above improved from 4.4% in the first nine months of fiscal 1999 to 4.6% in the first nine months of fiscal 2000. This resulted from the improved management of selling and administrative costs described above.

In the third quarter of fiscal 2000, we sold certain equity securities and recognized a pre-tax gain of $3,288 on the sale. Interest expense decreased by $3,639 in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 as a result of lower average debt levels partially offset by higher average interest rates.

Income before taxes and extraordinary gain of $51,137 in the first nine months of fiscal 2000 compared to income before taxes of $139,852 in the first nine months of fiscal 1999. Excluding the asset impairment and restructuring charge and the insurance proceeds related to our shareholder litigation, and gain on the sale of an investment in fiscal 2000 and the gain from an asset securitization in fiscal 1999, income before taxes and extraordinary gain increased by $10,670 to $136,189 compared to $125,519 in the prior year. The increase was primarily due to the decrease in selling and administrative expenses and interest expense described above.

The effective income tax rate, for the first nine months of fiscal 2000 was 82.1% compared to 43.6% in the first nine months of fiscal 1999. The high rate in fiscal 2000 is due to the impact of non-deductible goodwill associated with our asset impairment charge. Excluding the effect of the asset impairment and restructuring charge and insurance proceeds, the effective income tax rate was 44.0% compared to 47.2%, excluding the gain from an asset securitization and a $4,000 benefit related to restructuring our European leasing operations, for the comparable period in fiscal 1999. The tax rate reduction was primarily due to the recording of benefits resulting from legislative changes that facilitated utilization of net operating losses that previously had a full valuation allowance.

In the third quarter of fiscal 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Diluted earnings per common share was $0.07 for the first nine months of fiscal 2000 compared to $0.53 for the first nine months of fiscal 1999. Excluding the after-tax effect of the special items described above, diluted earnings per common share were $0.51 in the first nine months of fiscal 2000 compared to $0.47 in the first nine months of fiscal 1999. During the first nine months of fiscal 2000 we repurchased 2,131 shares of common stock.

                           Review of Business Segments
                           ---------------------------

During the first nine months of fiscal 2000, we made the following changes to our segment reporting as a result of our restructuring program: IKON Document Services (included in Other in fiscal 1999) was split into Business Document Services ("BDS"), Legal Document Services ("LDS") and Business Imaging Services ("BIS"). BDS and LDS are aligned with and included in IKON North America and BIS remains in Other. Our remanufacturing unit, which was included in IKON North America in fiscal 1999, is now included in Other. Prior year results have been reclassified to conform with the current year presentation.

IKON North America
Revenues, excluding finance income, increased by $51,072, or 1.7%, to $3,087,672 in the first nine months of fiscal 2000 from $3,036,600 in the first nine months of fiscal 1999. The increase was due to strong net sales growth and minimal growth in service and rentals due to the closure of unprofitable or non-strategic locations associated with the restructuring program. Finance income increased by $28,996, or 13.8%, to $238,830 in the first nine months of fiscal 2000 compared to $209,834 in the first nine months of fiscal 1999. The increase was mainly due to growth in the lease protfolio and a shift from off-balance sheet treatment to on-balance sheet treatment of the asset securitizations used to finance our captive leasing business offset by a $14,333 gain from an asset securitization in fiscal 1999. Operating income before restructuring and asset impairment charges, excluding the gain from the asset securitization, increased by $48,148 to $333,031 in the first nine months of fiscal 2000 from $284,883 in the first nine months of fiscal 1999. The increase was due mainly to increased total revenue and the improved management of selling and administrative expenses.

                     ---------------------------------------

IKON Europe
Total revenues in Europe decreased by $26,378 or 6.6%. Excluding the impact of foreign currency translation, revenues decreased by $3,513 or 0.9%. Revenues, excluding finance income, decreased by $27,259, or 7.1%, to $357,892 in the first nine months of fiscal 2000 from $385,151 in the first nine months of fiscal 1999 due mainly to the impact of foreign currency translation, a decrease in hardware sales in our technology service business offset by an increase in revenue from the sale of office equipment. Finance income increased by $881, or 5.7%, to $16,259 in the first nine months of fiscal 2000 from $15,378 in the first nine months of fiscal 1999 due to growth in the lease portfolio. Operating income before restructuring and asset impairment charges decreased by $2,983, or 14.3%, to $17,831 in the first nine months of fiscal 2000 from $20,814 in the first nine months of fiscal 1999 mainly due to the underperformance of technology services.

Other
Other revenues decreased by $77,991, or 15.4%, to $429,580 in the first nine months of fiscal 2000 from $507,571 in the first nine months of fiscal 1999. There was an operating loss before restructuring and asset impairment charges of $26,938 in the first nine months of fiscal 2000 compared to $5,998 in the first nine months of fiscal 1999. The decrease in revenues and operating income was due to a significant decline in our North American systems integration business as customers' demands have shifted from internal systems deployment and Y2K migration to external, Internet-based applications and as customers have begun to purchase hardware directly from manufacturers. The Company has been repositioning its technology service businesses to optimize growth strategies including the separation of advanced education, telephony and e-business development into smaller functional units.

                               Impact of Year 2000
                               -------------------

Through July 31, 2000, our operations are fully functioning and have not experienced any significant issues associated with the Year 2000 problem. For further information, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-Q for the period ended March 31, 2000 and the Company's Annual Report on Form 10-K/A for its fiscal year ended September 30, 1999.

                        Financial Condition and Liquidity
                        ---------------------------------

Net cash provided by operating activities for the first nine months of fiscal 2000 was $140,920. During the same period, the Company used $671,153 of cash in investing activities, which included net finance subsidiary use of $336,451, acquisition activity at a cash cost of $3,745, capital expenditures for property and equipment of $70,996 and capital expenditures for equipment on operating leases of $31,550. Cash provided by financing activities of $576,060, includes a $201,467 net increase in corporate debt and a $463,812 increase in finance subsidiaries debt. Debt, excluding finance subsidiaries, was $1,048,151 at June 30, 2000, an increase of $189,107 from the debt balance at September 30, 1999 of $859,044. The debt to capital ratio, excluding the impact of short-term loans to our U.S. finance subsidiary, was 39% at June 30, 2000 compared to 34.0% at September 30, 1999. Excluding the impact of loans from our finance subsidiaries, our debt increased by $192,000 at June 30, 2000 compared to September 30, 1999. The increase was due mainly to payments related to the shareholder litigation settlement and the restructuring program. The increase in the Company's assets was due mainly to the repurchase of $275,000 of direct financing lease receivables in the first quarter of fiscal 2000. Restricted cash on the balance sheet represents cash collected on certain lease receivables, which must be used to repay the lease-backed notes.

As of June 30, 2000, short-term borrowings under a $600,000 credit agreement totaled $25,000 and $267,000 of short-term borrowings are backed by the credit agreement. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

                  ---------------------------------------------

Finance subsidiaries debt increased by $462,816 from September 30, 1999, as a result of the issuance of lease-backed notes offset by payments on medium term notes and bank borrowings. During the nine months ended June 30, 2000, IOSC repaid $1,155,789 of debt, $1,194,849 of lease-backed notes were issued and there was $333,000 of new bank borrowings. At June 30, 2000, $743,500 of medium term notes were outstanding with a weighted interest rate of 6.4%. In October 1999, a portion of the cash received from the issuance of the lease-backed notes was used to repurchase the direct financing leases related to its previously existing $275,000 asset securitization program. In December 1999 and January 2000, IOSC entered into new asset securitization agreements under which it received cash of $250,000. This amount was repaid in June 2000 when the 2000-1 notes were issued. Also in June 2000, IOSC entered into a new asset securitization agreement under which it received cash of $83,000.

The Company has filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through June 30, 2000, leaving approximately 6,030 shares available for issuance.

During fiscal 2000, the Company repurchased approximately 2,131 shares of common stock for $11,975.

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


                           Pending Accounting Changes
                           --------------------------

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It will require us to recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No 138, "Accounting for Certain Derivitave Instruments and Certain Hedging Activities - An Amendment to FASB Statement No. 133" which addresses a limited number of implementation issues and should be adopted concurrently with statement No. 133. We intend to adopt both standards on October 1, 2000. We do not believe the effect of adoption will be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. We are currently assessing SAB 101 and cannot quantify the impact on our Company, if any, at this time. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". In June 2000, the SEC issued SAB No. 101B, "Second
Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001. We are currently evaluating the effect, if any, the adoption of SAB 101 will have on our financial statements.

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

Foreign Exchange Risk:
The Company has various non-U.S. operating locations which expose it to foreign exchange risk. However, gains and losses resulting from the remeasurement of foreign financial statements into U.S. dollars have not had a significant effect on the results of operations. Foreign denominated intercompany debt borrowed in one currency and repaid in another is fixed via currency swap agreements.


                           Forward-Looking Information

This document includes or incorporates by reference information which constitutes forward-looking statements within the meaning of the federal securities laws, including but not limited to, statements regarding: the impact of e-commerce initiatives; growth opportunities, productivity initiatives, and the impact of the Company's revenue, margin, and cost-savings projections; expected savings from the repositioning program; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign exchange risk; the cost and completion date of the Company's Year 2000 remediation project (and the possible negative impact which might result from nonremediated systems of the Company and/or its vendors); the reorganization of the Company's business segments; and the Company's ability to finance its current operations and growth initiatives. Although the Company believes such forward-looking statements are reasonable, based on management's current plans and expectations, the statements are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results, and therefore, no assurances can be given that such statements will prove correct. These uncertainties and risks include, but are not limited to, risks and uncertainties relating to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; potential Year 2000 deficiencies associated with the operation of IKON's internal systems and distributed products; the Company's ability to access capital and its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 1999 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence, future results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II.  OTHER INFORMATION

Item 1:     Legal Proceedings

            The District Court's May 11, 2000 decision approving the $111,000 settlement with the plaintiffs in the series of federal securities class action lawsuits and companion derivative lawsuit filed in the Eastern District of Pennsylvania has been appealed to the United States Court of Appeals for the Third Circuit by two individuals who objected to the settlement. The Company believes that the appeal is without merit and that the Court of Appeals will affirm the District Court's decision approving the settlement.

            The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al.
                          ------------------------------------------------------
            contains one claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. To the extent that any of the ERISA class claim survives the settlement of the federal securities class action lawsuits and companion derivative suit, the Company believes that said claim is without merit and will vigorously defend the suit.

Item 5:     Other Information

            On June 23, 2000, the Company announced that the Board of Directors authorized the repurchase of up to $75,000 of common stock. The repurchase program, which has no specific time limitation, will be accomplished through periodic purchases of the Company's common stock dependent upon market conditions and other considerations.


Item 6:     Exhibits and Reports on Form 8-K

            (a) The following Exhibits are furnished pursuant to Item 601 of Regulation S-K:

                  Exhibit No. (27) Financial Data Schedule

            (b)   Reports on Form 8-K

            On May 3, 2000, the Company filed a Current Report on Form 8-K, under Item 5 of the form, information contained in its press release dated April 26, 2000 regarding the results for the second quarter of fiscal 2000 as well as announcing that James J. Forese had been named to serve as Chairman of the Company's Board of Directors.

            On May 22, 2000 and as amended on May 25, 2000, the Company's wholly owned subsidiary, IKON Receivables, LLC filed a Current Report on Form 8-K to file, under Item 5 of the form, information that incorporated by reference the consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of December 31, 1999 and December 31, 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Annual Report on Form 10-K of Ambac Financial Group, Inc. and the unaudited consolidated financial statements of Ambac Assurance Corporation and its subsidiaries as of March 31, 2000, and for the periods ended March 31, 2000 and March 31, 1999, included in the Quarterly Report on Form 10-Q of Ambac Financial Group, Inc. for the period ended March 31, 2000. The above referenced consolidated financial statements were also incorporated into the Registration Statement of IKON Receivables, LLC and the Preliminary Prospectus Supplement dated May 19, 2000 and as amended on May 25, 2000, respectively, relating to IKON Receivables, LLC's Lease-Backed Notes, Series 2000-1.

            On May 30, 2000, the Company's wholly owned subsidiary, IKON Receivables, LLC filed a Current Report on Form 8-K to file, under
            Item 5 of the form, information furnished to certain prospective investors regarding the offering of IKON Receivables, LLC Lease-Backed Notes, Series 2000-1.

            On June 16, 2000, the Company's wholly owned subsidiary, IKON Receivables, LLC filed a Current Report on Form 8-K to file, under
            Item 2 of the form, information regarding the registration of $2,000,000 in principal amount of Lease-Backed Notes by a Registration Statement on Form S-3 and the issuance of $498,510 in principal amount of said Lease-Backed Notes. Each series of notes which may be issued under the registration statement will be issued pursuant to an indenture.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


                                                 IKON OFFICE SOLUTIONS, INC.




Date      August 14, 2000                        /s/ William S. Urkiel
          ----------------                       ------------------------
                                                 William S. Urkiel
                                                 Senior Vice President and
                                                 Chief Financial Officer