Form 10-K
period 2000-09-30
IKON OFFICE SOLUTIONS INC
filed 2000-12-29
CIK 3370

                          IKON OFFICE SOLUTIONS, INC.
                                   FORM 10-K
                               September 30, 2000

   As filed with the Securities and Exchange Commission on December 28, 2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  [X]Annual report pursuant in Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 2000 or

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to       .

                         Commission file number 1-5964

                          IKON OFFICE SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

                OHIO                                 23-0334400
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)

     P.O. Box 834, Valley Forge,                       19482
            Pennsylvania                             (Zip Code)
   (Address of principal executive
              offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2000, was approximately $127,617,883 based upon the closing sales price on the New York Stock Exchange Composite Tape of $2.9375 per common share on December 1, 2000. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

  The number of shares of common stock, no par value, of the registrant outstanding as of December 22, 2000 was 141,698,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II--Portions of the Registrant's Annual Report to Shareholders
                   for fiscal year ended September 30, 2000

  Part III--Portions of the Registrant's Proxy Statement for the 2001 Annual
                            Meeting of Shareholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING INFORMATION

  IKON Office Solutions, Inc. (the "Registrant," "IKON" or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower fixed costs from the restructuring programs and productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

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

  In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail below): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions.

  Competition. The Registrant operates in a highly competitive environment, in which technological advances and demands of customers change rapidly. There are a number of competitors of the Company with significant financial resources to provide similar products and services in each of the markets served by the Registrant, some of whom operate on a global basis. The Registrant's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional product and service segments. The intense competition inherent in the Registrant's industry could also result in additional pressure on pricing and the retention of customers which could negatively affect the Registrant's results of operations.

  Pricing. The Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

  Transition to Digital. The analog segment of the office equipment market continues to decline, as the market transitions to digital technology. Some of the new digital products placed by the Registrant replace or compete with the current analog products placed by the Registrant. Changes in the mix of products from analog to digital, and the acceleration of that change, as well as competitive developments, could cause actual results to vary from those expected.

  Vendor Relationships. The Registrant is not a manufacturer of any of the equipment it sells. The cessation or deterioration of any significant vendor relationship that may cause the Company to be unable to distribute equipment, including digital products and high-volume or color equipment, parts and supplies, would cause actual results to differ materially from those expected.

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

  Restructuring. In the first and fourth quarters of fiscal 2000, the Company announced certain restructuring charges totaling approximately $105 million. The restructuring charges are to consolidate or dispose of certain underperforming and non-core locations and implement productivity enhancements through consolidation/centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions and consolidate or eliminate unproductive real estate facilities. These efforts are aimed at improving our performance and efficiency. The failure to execute these actions effectively would cause actual results to differ materially from those anticipated.

  New Product Offerings. The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

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

  IKON is a leading provider of products and services that help businesses communicate. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal outsourcing solutions, as well as network design and consulting, e-business development, telecommunications services and technology training.

  IKON operates approximately 900 locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. Our locations in the United States, Canada and Mexico comprise the largest independent distribution network of office equipment in North America.

  IKON distributes the products of numerous manufacturers, including Canon, Ricoh, Hewlett-Packard and Oce. IKON also distributes products from Microsoft, IBM, Lotus, Compaq, Novell, Cisco and Citrix. Customers include large and small businesses, professional firms and government agencies.

  In fiscal 2000, IKON generated approximately $5.4 billion in revenues, and generated net income of $29.1 million, or $.20 per share, including restructuring charges and special gains. Excluding these charges and gains, the Company generated net income of $93.1 million, or $.63 per share. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2, 6, 15 and 16 appended thereto).

                              Operating Segments

  IKON has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments Of An Enterprise And Related Information", which requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

  Revenue and segment profit information about the Company's operating segments in accordance with SFAS No. 131 is presented on page 34 of the 2000 Annual Report to Shareholders. Additional financial data and commentary on recent financial results for operating segments are provided on pages 12 through 14 of that Report and in Note 14 to the consolidated financial statements (included on pages 33 through 35 of the 2000 Annual Report to Shareholders).

  Operating businesses that are reported as segments under SFAS No. 131 include IKON North America and IKON Europe. The remaining businesses do not meet the definition of a reportable segment and have been aggregated into other operations. A summary description of each of the Company's operating segments follows.

  IKON NORTH AMERICA. IKON North America ("INA") provides copiers, printers, distributed printing, and other office equipment and services, as well as facilities management throughout North America. INA also includes our captive finance subsidiaries in North America. To assure we can deliver and maintain these capabilities to best meet customers' needs, we offer competitive pricing, factory-certified technicians for all equipment, and through our captive finance subsidiaries, flexible financing and lease programs. Facilities management handles the outsourcing of our customers' mailrooms, copy centers and general administrative facilities and document production and overflow services. Document services focuses on distributed printing and electronic file conversion.

  IKON EUROPE. IKON Europe ("IE") provides customers with total office solutions, including copiers and printer systems, computer networking, distributed printing, facilities management, hardware and software product interfaces and electronic file conversion throughout Europe. IE also includes our captive finance subsidiaries in Europe. Facilities management services handles the outsourcing of our customers' mailrooms, copy centers and general administrative facilities and document production and overflow services.

  OTHER. IKON's other businesses include Business Imaging Services ("BIS") and Technology Services in North America. BIS focuses on electronic file conversion. Technology Services provides design, planning and support services for network platforms and IT integration projects, technology training, telecommunications services and e-business development.

  As a result of the dynamics of our business, we are reviewing our operating structure which will result in adjustments to our segment discussion for fiscal year 2001. We anticipate the following change: As of October 1, 2000, Technology Services Network Integration (included in other in fiscal 2000) will be included in INA. This is also a result of the restructuring programs we announced during fiscal 2000 and reflects our efforts to provide total integrated office solutions in North America as are already provided in Europe.

                                 Board Changes

  During fiscal 2000, James J. Forese, President and Chief Executive Officer, was elected to the additional post of Chairman of the Board of Directors. Richard A. Jalkut, who had served as Non-Executive Chairman of the Board of Directors, since July 1998, was named Lead Independent Director by the Board of Directors. In addition, the Company's Board of Directors elected as its additional members Kurt Landgraf, Chairman of Educational Testing Service, and Marilyn Ware, Chairman of the Board of Directors of American Water Works Company, Inc.

                        Transition to Digital Products

  During fiscal 2000, we continued to experience a rapid transition from analog to digital products (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). We believe that the office equipment market will continue to change with the increasing acceptance of digital technology. Digital products have the ability to communicate with other office equipment and often eliminate the distinction between traditional photocopiers, facsimile equipment and printers. Digital multifunctional office equipment can offer customers the ability to print, copy, scan and fax all from one machine.

  One of our goals is to convert our customer base to digital products. This part of our strategy is important to our long-term success because conversion provides the ongoing revenue benefit of our service relationship and permits us to develop customer relationships through which we can sell additional products and services.

                            Operations Integration

  In fiscal 2000, IKON continued to integrate its business operations. Business Document Services and Legal Document Services, both formerly part of IKON Document Services, have been aligned with INA.

  In addition, IKON has reallocated the capabilities within its Technology Services group. As of October 1, 2000, IKON has merged the network integration capabilities of its Technology Services group into INA. In addition, we have established as separate units: E-business development, which provides leading-edge Web-based applications for customers' e-business strategies and will operate under the new name, Sysinct; Education, which will expand its instructor-led training and develop innovative, Internet-based training; and Telecommunications, which addresses clients' total telecommunications needs.

  The integration supports INA's shift toward providing higher-end, networked digital equipment and related services, and will promote the Company's ability to deliver integrated solutions to meet the increasingly sophisticated business communication needs of its extensive customer base.

  By realigning these business divisions, we believe we can acquire a greater understanding of our customers needs and are better positioned to design customized solutions for their business challenges. This integration of business divisions provides INA with a broad portfolio of products and services, which permit it to provide solutions on-site and through outsourcing to meet the needs of a range of customers, from the general office environment to the high-volume demands of the production environment.

  In addition to the integration of our businesses, in a further effort to streamline our operations and increase our profitability, during the first quarter and fourth quarter of fiscal 2000, the Company approved restructuring charges totaling approximately $105 million. These efforts are aimed at improving our performance and efficiency (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                 Marketing and Sales and Service Organizations

  Our customer loyalty is built on our employees' ability to form strong working relationships with the people they serve in the marketplace and our employees' ability to deliver consistently superior service and support. In the U.S. and Canada, our sales force uses a sales model that is intended to align our sales professionals with opportunities in the market. The model uses a three-tiered system for deploying sales teams, and assigns coverage for each geographic territory, and for specific named and major accounts. Account representatives acting as primary client contacts are supported by specialists in color, high-volume, outsourcing, and technology applications. The coverage plan works together with IKON's new sales compensation plan that was launched during fiscal 2000. The new sales compensation plan provides incentives to help ensure that efforts in the field are fully coordinated with corporate goals. During fiscal 2000, we continued to expand our sales coverage by providing our sales professionals with territory analysis and sales automation tools, such as On-Target, to effectively manage sales territories. Sales personnel turnover is common in the industry and the Company is making a considerable effort to attract and retain qualified sales personnel.

  We have a worldwide service force of approximately 10,000 employees. Our service force is continually trained on our new products through our two national training centers. We are able to provide a consistent level of service nationwide and worldwide because we do not generally rely on independent local dealers for service and our service force is not focused exclusively on metropolitan areas.

  During fiscal 2000, we continued to implement our coordinated branding campaign. Our strategy includes television, radio, and print advertising; public relations and trade show initiatives; and plans for a bolder presence at our web site, IKON.com. Our strategy is to showcase the full range of IKON's capabilities, the strength of our local teams of experts, and our commitment to customer service. We believe we can expand the market's understanding of what we do and heighten marketplace awareness of our ability to address critical needs -- providing solutions that boost productivity and help businesses communicate.

                       New Product and Service Offerings

  We are in the midst of a rapidly changing competitive environment (See "Transition to Digital Products" and "Competition" discussed herein). IKON recognizes the shifts taking place in our industry and we have been positioning IKON to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading vendors to expand and enhance our product and service portfolio. Our continued focus on the right product and service offerings and strong customer relationships will set us apart from others in the industry.

  During fiscal 2000, IKON continued to implement its strategy of moving toward higher-end solutions. IKON introduced the Ricoh 850, a segment 5 digital copier, and the Canon imageRUNNER 110, IKON's first segment 6 digital copier/printer offering.

  IKON also introduced higher-end page printers from Canon, Ricoh and Hewlett-Packard into its extensive line of solutions offerings. The incorporation of page printers into IKON's product portfolio is a key element in our drive to deliver a greater variety of document management and production solutions to our customers. The strength of this expanded offering lies in IKON's ability to seamlessly blend traditional imaging devices, emerging technologies, e-services and the largest network of digital production facilities into customizable solutions that meet the document workflow requirements of any customer, large or small.

  We continued to broaden our service offerings with e-services such as Digital Express(R) 2000, and Virtual File Room(TM); document delivery systems, such as IKON's Kiosk with Adobe(R) Acrobat(R) Messenger(TM); equipment configuration devices such as T/R Systems MicroPress; and color solutions, including Velocity Balance and EDOX 2000.

                           Productivity Initiatives

  During fiscal 2000, the Company successfully implemented several initiatives commenced in connection with the review of our business we undertook last fiscal year. The focus of this effort was not just to identify cost-cutting initiatives, but also to discover areas of opportunity within our organization that we could leverage to gain efficiencies, and invest the resulting savings in areas that are critical to our long-term success.

  This fiscal year we successfully implemented the following initiatives: (a) Sales -- we have increased sales coverage and enhanced our sales model providing our sales professionals with territory analysis and sales automation tools, such as On-Target, our internally developed web database, to effectively manage their territories; (b) Marketing -- the Company has continued to build awareness for the IKON brand and launched IKON Online, our e-business initiative that enables web-based customer interaction; (c) Human Resources -- we have implemented a new organizational structure that supports geographic territories across all business units; (d) Purchasing, Inventory Management and Controllable Expenses -- we have developed a national supply chain organization that is leveraging our buying power with vendors and streamlining our distribution and inventory management processes to gain efficiencies; and (e) Administration and Customer Service -- we have centralized a variety of administrative services into two shared services centers to improve our cycle billing, order entry processes and billing accuracy.

                                   Customers

  No single customer accounted for more than 10% of IKON's net sales in fiscal 2000. IKON does, however, have certain major customers. The loss of, or major reduction in business from, one or more of IKON's major customers could have a negative effect on IKON's financial position or results of operations.

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

  Many of the Company's operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2000, inventories accounted for approximately 13% of IKON's current assets.

                              Proprietary Matters

  The Company has a number of trademarks, trade names and service marks which the Company uses in the conduct of its business. Other than the "IKON Office Solutions" mark and its related marks, the Company does not believe that any single name, trademark, trade name or service mark is material to its business taken as a whole. Further, the Company has a policy of protecting its proprietary rights. However, any of the Company's proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

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

  The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management's estimates because of these uncertainties, the Company has established an accrual for known environmental obligations based on management's best estimate of the aggregate environmental remediation exposure on these sites. After consideration of the defenses available to the Company, the accrual for such exposure and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company's consolidated financial statements.

                                   Employees

  At September 30, 2000, IKON had approximately 39,600 employees. IKON believes its relations with its employees are good.

                                  Competition

  IKON operates in a highly competitive environment. There are a number of companies worldwide with significant financial resources which compete with IKON to provide similar products and services in each of the markets served by IKON. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. In order to remain competitive, we must offer new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. IKON's success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional product and services segments.

                              Foreign Operations

  IKON has operations in Canada, Mexico, the United Kingdom, Germany, France, Ireland and Denmark. Information concerning revenues and long lived assets of the Company's foreign continuing operations for each of the three years in the period ended September 30, 2000 set forth in note 14 to the consolidated financial statements (included on pages 33 through 35 of the 2000 Annual Report to Shareholders) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

Item 2. Properties.

  At September 30, 2000, IKON owned or leased approximately 900 facilities in 50 states, ten Canadian provinces, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 9 million square feet.

Item 3. Legal Proceedings.

  Information set forth under Note 8 (Contingencies) on pages 28 through 29 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

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
                               ----------------

 Name                     Age             Position and Years Served
 ----                     ---             -------------------------
 James J. Forese.........  65 Chairman of the Board (2000-Present); President,
                              Chief Executive Officer and a director (1998-
                              Present); Executive Vice President and President,
                              International Operations (1996-1998); Chief
                              Operating Officer (1996) and a director (1994-
                              1996)

 David M. Gadra..........  52 Senior Vice President and Chief Information
                              Officer (1996-Present); Manager, General Electric
                              Corporation Corporate Information Services (1992-
                              1996)

 Dennis P. LeStrange.....  46 Senior Vice President, IKON North America (1999-
                              Present); Senior Vice President of Marketing,
                              IKON Business Services (1998-1999); President and
                              Chief Executive Officer of IKON New England
                              (1994-1998)

 Don H. Liu..............  39 Senior Vice President, General Counsel and
                              Secretary (1999-Present); Vice President and
                              Deputy Chief Legal Officer, Aetna U.S.
                              Healthcare, including predecessor entity (1992-
                              1999)

 Barbara A. Pellow.......  46 Senior Vice President, Marketing (1999-Present);
                              Industry Consultant and a director, CAP Ventures
                              (1996-1999); Vice President of Marketing, Indigo
                              (1995-1996)

 Beth B. Sexton..........  44 Senior Vice President, Human Resources (1999-
                              Present); Vice President Human Resources (1997-
                              1999); Regional Vice President (1996 to 1997);
                              Senior Management roles in Human Resources with
                              CH2M Hill and Norfolk South (1995)

 Carlyle S. Singer.......  44 Controller (2000-Present); President, IKON France
                              (1998-2000); Chief Financial Officer, IKON France
                              (1995-2000)

 William S. Urkiel.......  55 Senior Vice President and Chief Financial Officer
                              (1999-Present); Corporate Vice President and
                              Chief Financial Officer, AMP, Inc. (1997-1998);
                              Corporate Controller, AMP, Inc. (1995-1996)

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol IKN). As of December 22, 2000, there were approximately 141,698,352 holders of record of IKON's common stock. The information regarding the quarterly market price ranges of IKON's common stock and dividend payments under "Quarterly Financial Summary" on page 37 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

  IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 2001. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan agreements.

Item 6. Selected Financial Data.

  Information appearing under "Corporate Financial Summary" for fiscal 1996 through 2000 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt, and cash dividends per common share on page 38 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Information appearing under "Financial Review" on pages 10 through 17 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Information appearing under "Market Risk" on pages 16 and 17 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

  The Consolidated Financial Statements of IKON and its subsidiaries on page 9 and pages 18 through 36 and the information appearing under "Quarterly Financial Summary" for fiscal 2000 and 1999 on page 37 of the 2000 Annual Report to Shareholders are incorporated herein by reference. The Report of PricewaterhouseCoopers LLP for the Company's fiscal year ended September 30, 2000 is attached hereto as Exhibit 99.1, and the report of Ernst & Young, LLP for the Company's fiscal years ended September 30, 1999 and September 30, 1998 is attached hereto as Exhibit 99.2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    (No response to this item is required)
                               ----------------

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information regarding directors appearing in IKON's Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 21, 2001 (the "2001 Proxy Statement") is incorporated herein by reference. Information regarding executive officers is set forth in
Part I of this report, and additional information regarding executive officers appearing under "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

  Information appearing under "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership" in the 2001 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information appearing under "Certain Transactions" in the 2001 Proxy Statement is incorporated herein by reference.
                               ----------------

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) and (2) List of Financial Statements and Financial Statement
Schedules.

The response to this portion of Item 14 is submitted on page 17 hereof as a separate section of this report.

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

  4.3    Extension to DB Credit Agreement dated August 30, 1999 filed as
         Exhibit 4.3 to IKON's 1999 Form 10-K is incorporated herein by reference.

  4.4 Credit Agreement dated as of October 13, 1995 among IKON Office Solutions, Inc., an Ontario corporation (formerly Alco Office Systems Canada), Deutsche Bank Canada, Chemical Bank of Canada and Royal Bank of Canada (the "1995 Credit Agreement"), filed as Exhibit
         4.5 to IKON's 1998 Form 10-K is incorporated herein by reference.

  4.5 Amendment Number 1 to Guarantee appended to the 1995 Credit Agreement, filed as Exhibit 4.3 to IKON's 1998 Form 10-K is incorporated herein by reference.

  4.6 Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to IKON's 1995 Form 10-K is incorporated herein by reference.

  4.7    Extension to DB Credit Agreement dated February 28, 2000.

  4.8    Extension to DB Credit Agreement dated August 15, 2000.

  4.9 Pursuant to Regulation S-K item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

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

  10.12 Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc filed as Exhibit 10.10 to IKON's 1998 Form 10-K is incorporated herein by reference.

  10.13 First Amendment dated September 10, 1999 to Transfer Agreement filed as Exhibit 10.13 to IKON's 1999 Form 10-K is incorporated herein by reference.

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

  10.27 1986 Stock Option Plan, filed as Exhibit 10.6 to IKON's 1995 Form 10-K is incorporated herein by reference.**

  10.28 Amendment to 1986 Stock Option Plan filed as Exhibit 10.22 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.29 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

  10.30 Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.31 Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON's 1997 Form 10-K is incorporated herein by reference.

  10.32 2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108).**

  10.33  2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as
         Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108).**

  10.34 2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108).**

  10.35  Change in Control Agreement for David M. Gadra, filed as Exhibit
         10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.**

  10.36 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON's 1992 Form 10-K is incorporated herein by reference.**

  10.37  Amendment dated January 1, 1997 to the 1980 Deferred Compensation
         Plan.**

  10.38 Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan filed as Exhibit 10.28 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.39 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON's 1992 Form 10-K is incorporated herein by reference.**

  10.40 Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan filed as Exhibit 10.29 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.41  Amendment dated January 1, 1997 to the 1985 Deferred Compensation
         Plan.**

  10.42 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to IKON's 1992 Form 10-K is incorporated herein by reference.

  10.43 Amendment dated November 6, 1997 to 1991 Deferred Compensation Plan filed as Exhibit 10.30 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.44  Amendment dated January 1, 1997 to the 1991 Deferred Compensation
         Plan.**

  10.45  Amended and Restated 1994 Deferred Compensation Plan.**

  10.46  Amended and Restated Executive Deferred Compensation Plan.**

  10.47 Concurrent Lease Agreement between IKON Office Solutions, Inc. et al. And Care Trust dated September 14, 1999 filed as Exhibit 10.48 to IKON's 1999 Form 10-K is incorporated herein by reference.

  10.48  Executive Employment Agreement for James J. Forese filed as Exhibit
         10.33 to IKON's 1999 Form 10-K is incorporated herein by reference.**

  10.49  Executive Employment Contract for Don H. Liu.**

  10.50  Executive Employment Contract for Barbara A. Pellow.**

  10.51  Executive Employment Contract for William S. Urkiel.**

  10.52  Executive Employment Contract for David M. Gadra.**

  10.53  Executive Employment Contract for Dennis Lestrange.**

  10.54 Receivables Transfer Agreement dated as of September 19, 2000 among IOS Capital, Inc., IKON Funding-2, LLC, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent and the several financial institutions party thereto from time to time.

  10.55 Transfer Agreement dated as of September 19, 2000 between IKON Funding-2, LLC and IOS Capital, Inc.

  12.1   Ratio of Earnings to Fixed Charges.

  12.2   Ratio of Earnings to Fixed Charges Excluding Captive Finance
         Subsidiaries.

  12.3   Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

  12.4 Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

  13 Financial Review of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 2000 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

  21     Subsidiaries of IKON.

  23.1   Consent of PricewaterhouseCoopers LLP.

  23.2   Consent of Ernst & Young, LLP.

  24     Powers of Attorney; certified resolution re: Powers of Attorney.

  27     Financial Data Schedule.

  99.1   Report of PricewaterhouseCoopers LLP

  99.2   Report of Ernst & Young, LLP
--------
 * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

**  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

  On October 26, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the Company's anticipated results for the fourth quarter of fiscal year 2000.

  On November 13, 2000, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the Company's earnings for the fourth quarter of fiscal year 2000 and the fiscal year ended September 30, 2000.

  (c) The response to this portion of Item 14 is contained in Item 14(a)(3) above.

  (d) The response to this portion of Item 14 is contained on page 16 of this report.

                 IKON Office Solutions, Inc. and Subsidiaries

                          ANNUAL REPORT ON FORM 10-K
                       ITEMS 14(a)(1) and (2) and 14(d)
                       List of Financial Statements and
                         Financial Statement Schedules

  Financial Statements: The following consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries included in the 2000 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

      Consolidated Statements of Operations
      --Fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998

      Consolidated Balance Sheets
      --September 30, 2000 and September 30, 1999

      Consolidated Statements of Cash Flows
      --Fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998

      Consolidated Statements of Changes in Shareholders' Equity
      --Fiscal years ended September 30, 2000, September 30, 1999 and September 30, 1998

      Notes to Consolidated Financial Statements

  Financial Statement Schedules: The following consolidated financial statements schedule of IKON Office Solutions, Inc. and its subsidiaries is submitted in response to Item 14(d).

  Schedule II--Valuation and Qualifying Accounts.

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                          IKON OFFICE SOLUTIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

         Col. A              Col. B           Col. C              Col. D     Col. E
         ------           ------------ ---------------------    ----------   -------
                                                                             Balance
                           Balance at  Charged to Charged to                 at End
                          Beginning of Costs and    Other                      of
       Description           Period     Expenses   Accounts     Deductions   Period
       -----------        ------------ ---------- ----------    ----------   -------
Year Ended September 30,
 2000
Allowance for doubtful
 accounts...............    $43,543     $21,631                  $29,852(2)  $35,322
Lease default reserve...     74,784      61,740                   61,732(2)   74,792
Year Ended September 30,
 1999
Allowance for doubtful
 accounts...............    $63,591     $31,765    $   550(1)    $52,363(2)  $43,543
Lease default reserve...     83,507      62,790       (710)(3)    72,223(2)   74,784
Year Ended September 30,
 1998
Allowance for doubtful
 accounts...............    $54,192     $47,052    $   903(1)    $38,556(2)  $63,591
Lease default reserve...     76,767      94,768     14,014(3)     74,014(2)   83,507

--------
(1)  Represents beginning balances of acquired companies.
(2)  Accounts written off during year, net of recoveries.
(3)  Represents portion related to assets sold.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the Fiscal Year ended September, 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKON OFFICE SOLUTIONS, INC.

Date: December 28, 2000
                                          By  /s/ William S. Urkiel
                                             __________________________________
                                                   (William S. Urkiel)
                                             Senior Vice President and Chief
                                                    Financial Officer

             Signature                                  Title
             ---------                                  -----


/s/ James J. Forese                     Chairman and Chief Executive Officer
____________________________________    (Principal Executive Officer)
   (James J. Forese)



/s/ William S. Urkiel                   Senior Vice President, and Chief
____________________________________    Financial Officer (Principal Financial
   (William S. Urkiel)                  Officer)



/s/ Carlyle S. Singer                   Controller (Principal Accounting
____________________________________    Officer)
   (Carlyle S. Singer)



/s/ Judith M. Bell*                     Director
____________________________________
   (Judith M. Bell)



/s/ James R. Birle*                     Director
____________________________________
   (James R. Birle)



/s/ Philip E. Cushing*                  Director
____________________________________
   (Philip E. Cushing)



/s/ Robert M. Furek*                    Director
____________________________________
   (Robert M. Furek)

             Signature                                  Title
             ---------                                  -----
/s/ Thomas R. Gibson*                   Director
____________________________________
   (Thomas R. Gibson)



/s/ Richard A. Jalkut*                  Director
____________________________________
   (Richard A. Jalkut)



/s/ Arthur E. Johnson*                  Director
____________________________________
   (Arthur E. Johnson)



/s/ Kurt Landgraf*                      Director
____________________________________
   (Kurt Landgraf)



/s/ Marilyn Ware*                       Director
____________________________________
   (Marilyn Ware)



  *By his signature set forth below, Don H. Liu, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.


/s/ Don H. Liu                                                       December 28, 2000
____________________________________
Don H. Liu

                                 Exhibit Index

   The following exhibits are attached this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):


     4.7       Extension to DB Credit Agreement dated February 28, 2000.

     4.8       Extension to DB Credit Agreement dated August 15, 2000.

     10.38     Amendment dated January 1, 1997 to the 1985 Deferred Compensation
               Plan

     10.41     Amendment dated January 1, 1997 to the 1991 Deferred Compensation
               Plan

     10.42     Amended and Restated 1994 Deferred Compensation Plan

     10.43     Amended and Restated Executive Deferred Compensation Plan

     10.45     Executive Employment Contract for Don H. Liu.

     10.46     Executive Employment Contract for Barbara A. Pellow.

     10.47     Executive Employment Contract for William S. Urkiel.

     10.48     Executive Employment Contract for David M. Gadra.

     10.49     Executive Employment Contract for Dennis LeStrange.

     10.50 Receivables Transfer Agreement dated as of September 19, 2000 among IOS Capital, Inc., IKON Funding-2, LLC, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent and the several financial institutions party thereto from time to time.

     10.51 Transfer Agreement dated as of September 19, 2000 between IKON Funding-2, LLC and IOS Capital, Inc.

     12.1      Ratio of Earnings to Fixed Charges.

     12.2 Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

     12.3      Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

     12.4 Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

     13 Financial Review of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 2000 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

     21        Subsidiaries of IKON.

     23.1      Consent of PricewaterhouseCoopers LLP.

     23.2      Consent of Ernst & Young, LLP.

     24        Powers of Attorney; certified resolution re: Powers of Attorney.

     27        Financial Data Schedule.

     99.1      Report of PricewaterhouseCoopers LLP

     99.2      Report of Ernst & Young, LLP