Form 10-K/A
period 2000-09-30
IKON OFFICE SOLUTIONS INC
filed 2001-01-12
CIK 3370

 As filed with the Securities and Exchange Commission on January 12, 2001
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               FORM 10-K/A

(Mark One)

  [X]Annual report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 2000 or

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2000, was approximately $290,346,512 based upon the closing sales price on the New York Stock Exchange Composite Tape of $2.9375 per common share on December 1, 2000. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The New York Stock Exchange is the principal market on which the Company's common stock is traded (ticker symbol IKN). As of December 22, 2000, there were approximately 13,810 holders of record of IKON's common stock. The information regarding the quarterly market price ranges of IKON's common stock and dividend payments under "Quarterly Financial Summary" on page 37 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data.

  The Consolidated Financial Statements of IKON and its subsidiaries on page 9 and pages 18 through 36 and the information appearing under "Quarterly Financial Summary" for fiscal 2000 and 1999 on page 37 of the 2000 Annual Report to Shareholders are incorporated herein by reference. The Report of PricewaterhouseCoopers LLP for the Company's fiscal year ended September 30, 2000 is attached hereto as Exhibit 99.1, and the report of Ernst & Young LLP for the Company's fiscal years ended September 30, 1999 and September 30, 1998 is attached hereto as Exhibit 99.2.

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

  (a) (1) and (2) List of Financial Statements and Financial Statement
Schedules.

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

  4.7***  Extension to DB Credit Agreement dated February 28, 2000.

  4.8***  Extension to DB Credit Agreement dated August 15, 2000.

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

  10.28 Amendment to 1986 Stock Option Plan filed as Exhibit 10.22 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.29 1995 Stock Option Plan, filed as Exhibit 10.5 to IKON's Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

  10.30 Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.31 Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON's 1997 Form 10-K is incorporated herein by reference.

  10.32 2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

  10.33  2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as
         Exhibit 99.2 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

  10.34 2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company's Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

  10.35  Change in Control Agreement for David M. Gadra, filed as Exhibit
         10.26 to IKON's 1997 Form 10-K is incorporated herein by reference.**

  10.36 1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON's 1992 Form 10-K is incorporated herein by reference.**

  10.37*** Amendment dated January 1, 1997 to the 1980 Deferred Compensation Plan.**

  10.38 Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan filed as Exhibit 10.28 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.39 1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON's 1992 Form 10-K is incorporated herein by reference.**

  10.40 Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan filed as Exhibit 10.29 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.41*** Amendment dated January 1, 1997 to the 1985 Deferred Compensation Plan.**

  10.42 1991 Deferred Compensation Plan, filed as Exhibit 10.9 to IKON's 1992 Form 10-K is incorporated herein by reference.**

  10.43 Amendment dated November 6, 1997 to 1991 Deferred Compensation Plan filed as Exhibit 10.30 to IKON's 1998 Form 10-K is incorporated herein by reference.**

  10.44*** Amendment dated January 1, 1997 to the 1991 Deferred Compensation Plan.**

  10.45***  Amended and Restated 1994 Deferred Compensation Plan.**

  10.46***  Amended and Restated Executive Deferred Compensation Plan.**

  10.47 Concurrent Lease Agreement between IKON Office Solutions, Inc. et al. And Care Trust dated September 14, 1999 filed as Exhibit 10.48 to IKON's 1999 Form 10-K is incorporated herein by reference.

  10.48  Executive Employment Agreement for James J. Forese filed as Exhibit
         10.33 to IKON's 1999 Form 10-K is incorporated herein by reference.**

  10.49***  Executive Employment Contract for Don H. Liu.**

  10.50***  Executive Employment Contract for Barbara A. Pellow.**

  10.51***  Executive Employment Contract for William S. Urkiel.**

  10.52***  Executive Employment Contract for David M. Gadra.**

  10.53***  Executive Employment Contract for Dennis Lestrange.**

  10.54*** Receivables Transfer Agreement dated as of September 19, 2000 among IOS Capital, Inc., IKON Funding-2, LLC, Park Avenue Receivables Corporation, The Chase Manhattan Bank, as agent and the several financial institutions party thereto from time to time.

  10.55*** Transfer Agreement dated as of September 19, 2000 between IKON Funding-2, LLC and IOS Capital, Inc.

  12.1***  Ratio of Earnings to Fixed Charges.

  12.2*** Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

  12.3***  Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

  12.4*** Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

  13*** Financial Review of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 2000 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report).

  21***  Subsidiaries of IKON.

  23.1***  Consent of PricewaterhouseCoopers LLP.

  23.2***  Consent of Ernst & Young, LLP.

  24***  Powers of Attorney; certified resolution re: Powers of Attorney.

  27***  Financial Data Schedule.

  99.1***  Report of PricewaterhouseCoopers LLP

  99.2***  Report of Ernst & Young, LLP
--------
 * Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A for the Fiscal Year ended September, 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IKON OFFICE SOLUTIONS, INC.

Date: January 12, 2001                    By  /s/ William S. Urkiel
                                             __________________________________
                                                   (William S. Urkiel)
                                             Senior Vice President and Chief
                                                    Financial Officer