Form 10-Q
period 2000-12-31
IKON OFFICE SOLUTIONS INC
filed 2001-02-14
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark One)*
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number     1-5964
                        ------------------------------------------------------


                           IKON OFFICE SOLUTIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                              23-0334400
-------------------------------                           ----------------------
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

* Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2001.

Common Stock, no par value                      141,400,210 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.       Condensed Consolidated Financial Statements

                   Consolidated Balance Sheets--December 31, 2000
                   (unaudited) and September 30, 2000

                   Consolidated Statements of Operations--Three months ended December 31, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows--Three months ended December 31, 2000 and 1999 (unaudited)

                   Notes to Condensed Consolidated Financial Statements --December 31, 2000 (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk



PART II.  OTHER INFORMATION


    Item 1.        Legal Proceedings

    Item 6.        Exhibits and Reports on Form 8-K



SIGNATURES

                                                   IKON OFFICE SOLUTIONS, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                                        ( in thousands )

                                                                                           December 31,            September 30,
                                                                                               2000                   2000
ASSETS                                                                                     (unaudited)
------                                                                                     -----------             -----------
Current Assets
      Cash and cash equivalents                                                            $    72,394             $    78,118
      Restricted cash                                                                          119,652                  91,914
      Accounts receivable, less allowances of: December 31, 2000 - $34,801;
          September 30, 2000 - $35,322                                                         750,632                 723,051
      Finance receivables, net                                                               1,117,104               1,087,215
      Inventories                                                                              379,863                 321,471
      Prepaid expenses and other current assets                                                111,748                 102,196
      Deferred taxes                                                                           108,972                 108,578
                                                                                           -----------             -----------
      Total current assets                                                                   2,660,365               2,512,543
                                                                                           -----------             -----------

Long-Term Finance Receivables, net                                                           2,094,831               2,084,102

Equipment on Operating Leases, net                                                              68,959                  72,595

Property and Equipment, net                                                                    241,013                 246,006

Goodwill, net                                                                                1,309,567               1,318,197

Other Assets                                                                                    85,023                 129,142
                                                                                           -----------             -----------

                                                                                           $ 6,459,758             $ 6,362,585
                                                                                           ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt                                                    $   113,013             $   176,629
      Current portion of long-term debt, finance subsidiaries                                1,285,521               1,238,950
      Notes payable                                                                            455,571                  42,216
      Trade accounts payable                                                                   215,413                 226,838
      Accrued salaries, wages and commissions                                                   96,164                 143,644
      Deferred revenues                                                                        188,292                 195,790
      Other accrued expenses                                                                   269,686                 284,464
                                                                                           -----------             -----------
      Total current liabilities                                                              2,623,660               2,308,531
                                                                                           -----------             -----------

Long-Term Debt                                                                                 605,195                 606,861

Long-Term Debt, Finance Subsidiaries                                                         1,174,534               1,405,449

Deferred Taxes                                                                                 423,447                 415,656

Other Long-Term Liabilities                                                                    198,972                 184,996

Commitments and Contingencies

Shareholders' Equity
      Common stock, no par value
          Authorized - 300,000 shares Issued: December 31, 2000 - 150,251 shares; September 30, 2000 - 150,296 shares Outstanding: December 31,
          2000 - 141,576 shares;
          September 30, 2000 - 143,826 shares                                                1,013,204               1,013,750
      Series 12 preferred stock, no par value: Authorized 480 shares
          Issued and Outstanding: December 31, 2000 - 0 shares;
          September 30, 2000 - 0 shares
      Unearned compensation                                                                     (5,829)                 (6,814)
      Retained earnings                                                                        480,426                 468,770
      Accumulated other comprehensive loss                                                     (19,864)                 (7,773)
      Common shares in treasury, at cost: December 31, 2000 - 7,733 shares;
          September 30, 2000 - 5,430 shares                                                    (33,987)                (26,841)
                                                                                           -----------             -----------
                                                                                             1,433,950               1,441,092
                                                                                           -----------             -----------

                                                                                           $ 6,459,758             $ 6,362,585
                                                                                           ===========             ===========

See notes to condensed consolidated financial statements.

                                             IKON OFFICE SOLUTIONS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share amounts)
                                                     (unaudited)

                                                                                           Three Months Ended
                                                                                             December 31,
                                                                                  ----------------------------------
                                                                                       2000                   1999
                                                                                  -----------            -----------
Revenues
Net sales                                                                         $   655,071            $   652,103
Service and rentals                                                                   569,613                582,921
Finance income                                                                         93,367                 81,097
                                                                                  -----------            -----------
                                                                                    1,318,051              1,316,121
                                                                                  -----------            -----------

Costs and Expenses
Cost of goods sold                                                                    434,993                434,713
Service and rental costs                                                              342,054                345,438
Finance interest expense                                                               46,204                 39,452
Selling and administrative                                                            449,155                438,223
Restructuring charge                                                                                          51,548
Asset impairment charge                                                                                       53,792
                                                                                  -----------            -----------
                                                                                    1,272,406              1,363,166
                                                                                  -----------            -----------

Operating income (loss)                                                                45,645                (47,045)
Interest expense                                                                       16,754                 15,994
                                                                                  -----------            -----------
Income (loss) from continuing operations before income taxes (benefit)                 28,891                (63,039)
Income taxes (benefit)                                                                 12,712                 (7,403)
                                                                                  -----------            -----------
Income (loss) from continuing operations                                               16,179                (55,636)
Discontinued operations, net of income taxes of $942                                    1,200
                                                                                  -----------            -----------
Net income (loss)                                                                 $    17,379            $   (55,636)
                                                                                  ===========            ===========

Basic and Diluted Earnings (Loss) Per Common Share
      Continuing operations                                                       $      0.11            $     (0.37)
      Discontinued operations                                                            0.01
                                                                                  -----------            -----------
      Net income (loss)                                                           $      0.12            $     (0.37)
                                                                                  ===========            ===========

Cash Dividends Per Common Share                                                   $      0.04            $      0.04
                                                                                  ===========            ===========

See notes to condensed consolidated financial statements.

                                               IKON OFFICE SOLUTIONS, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)
                                                       (unaudited)

                                                                                               Three Months ended
                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                            2000                   1999
                                                                                         ---------             ---------
Cash Flows from Operating Activities
      Net income (loss)                                                                  $  17,379             $ (55,636)
      Additions (deductions) to reconcile net income (loss) to net cash used in operating activities of continuing operations:
               Depreciation                                                                 30,628                35,715
               Amortization                                                                 14,016                16,462
               Provision for losses on accounts receivable                                   4,872                12,335
               Provision for deferred income taxes                                           7,122               (13,400)
               Provision for lease default reserves                                         14,846                14,620
               Gain on asset securitizations                                                                         (73)
               Restructuring and asset impairment charges                                                        105,340
               Changes in operating assets and liabilities, net
                    of effects from acquisitions:
                        Increase in accounts receivable                                    (30,625)              (42,173)
                        Increase in inventories                                            (57,543)              (59,669)
                        Increase in prepaid expenses and other current assets               (8,213)              (17,078)
                        Decrease in accounts payable, deferred
                             revenues and accrued expenses                                 (84,489)              (68,023)
               Decrease in accrued shareholder litigation settlement                                              (4,957)
               Decrease in accrued restructuring                                            (5,022)               (4,241)
               Other                                                                         1,217                   839
                                                                                         ---------             ---------
Net cash used in operating activities of continuing operations                             (95,812)              (79,939)
Discontinued operations                                                                      2,142
                                                                                         ---------             ---------
Net cash used in operating activities                                                      (93,670)              (79,939)
                                                                                         ---------             ---------

Cash Flows from Investing Activities
      Cost of companies acquired, net of cash acquired                                      (1,559)               (1,931)
      Expenditures for property and equipment                                              (23,642)              (22,674)
      Expenditures for equipment on operating leases                                       (10,323)              (10,949)
      Proceeds from the sale of property and equipment                                       9,344                 3,422
      Proceeds from the sale of equipment on operating leases                                3,198                 3,637
      Finance receivables - additions                                                     (418,734)             (378,315)
      Finance receivables - collections                                                    368,140               333,836
      Proceeds from sale of finance subsidiaries' lease receivables                                               10,533
      Repurchase of finance subsidiary's lease receivables                                                      (275,000)
      Other                                                                                 (2,120)               (2,755)
                                                                                         ---------             ---------
Net cash used in investing activities                                                      (75,696)             (340,196)
                                                                                         ---------             ---------

Cash Flows from Financing Activities
      Short-term borrowings (repayments), net                                              415,790               (33,998)
      Proceeds from issuance of long-term debt                                              82,556                 4,984
      Long-term debt repayments                                                            (98,413)               (5,248)
      Finance subsidiaries' debt - issuances                                               718,140               945,810
      Finance subsidiaries' debt - repayments                                             (905,880)             (370,424)
      Dividends paid                                                                        (5,711)               (5,952)
      Deposit to restricted cash                                                           (27,738)              (39,403)
      Purchase of treasury shares and other                                                 (7,158)                  (77)
                                                                                         ---------             ---------
Net cash provided by financing activities                                                  171,586               495,692
                                                                                         ---------             ---------

Effects of exchange rate changes on cash and cash equivalents                               (7,944)               (5,359)
                                                                                         ---------             ---------

Net (decrease) increase in cash and cash equivalents                                        (5,724)               70,198
Cash and cash equivalents at beginning of year                                              78,118                 3,386
                                                                                         ---------             ---------
Cash and cash equivalents at end of period                                               $  72,394             $  73,584
                                                                                         =========             =========


See notes to condensed consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1:    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the "Company", "we", or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2:    Restructuring and Asset Impairment Charges

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000 the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at December 31, 2000, which is included in other accrued expenses on the consolidated balance sheets:


                                                     Remaining      First Quarter      Remaining
                                                      Balance          Fiscal           Balance
                                                   September 30,         2001         December 31,
    First Quarter Fiscal 2000 Charge                   2000           Payments            2000
    -------------------------------------------- ------------------ -------------- -------------------
    Severance                                         $ 3,989          $ 1,028          $ 2,961
    Contractual Commitments                            10,440            1,916            8,524
                                                 ------------------ -------------- -------------------
        Total                                         $14,429          $ 2,944          $11,485
                                                 ================== ============== ===================


                                                                           First
                                                        Remaining         Quarter         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001         December 31,
    Fourth Quarter Fiscal 2000 Charge                     2000            Payments          2000
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                            $ 6,092           $1,657          $ 4,435
    Contractual Commitments                                7,285              421            6,864
                                                    ------------------- ------------- -------------------
        Total                                            $13,377           $2,078          $11,299
                                                    =================== ============= ===================

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2:  Restructuring and Asset Impairment Charges - continued

                            Remaining            First          Remaining
                           Employees to         Quarter       Employees to
                          be Terminated       Fiscal 2001     be Terminated as
                              as of             Employee      of December 31,
                        September 30, 2000   Terminations         2000
    --------------------------------------------------------------------------
    First Quarter              400               (75)              325
    Fourth Quarter             380               (125)             255


                            Remaining            First          Remaining
                             Sites to           Quarter         Sites to
                        be Closed as of        Fiscal 2001    be Closed as of
                        September 30, 2000   Sites Closed   December 31, 2000
    --------------------------------------------------------------------------
    First Quarter               4                 (4)               0
    Fourth Quarter              5                 (2)               3




Note 3:    Adoption of SFAS 133

IKON adopted Statement of Financial Accounting Standards (SFAS) 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities", on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income
(Loss) ("OCI") depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, IKON recorded a cumulative loss adjustment to OCI of $5,584, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by IKON as hedges are highly effective as defined by SFAS 133 because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by IKON have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

As of December 31, 2000, all of IKON's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the short cut method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IKON uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the quarter ended December 31, 2000, unrealized net losses totaling $10,322 after taxes were recorded in OCI, including a $5,584 cumulative effect adjustment as of October 1, 2000.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of our U.S. finance subsidiary, IOS Capital, Inc. "IOSC") issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. IOSC received approximately $633,000 in net proceeds from the sale of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Note 5:    Asset Securitization Conduit Financing

IOSC repaid $582,795 of asset securitization conduit financing on December 7, 2000 when it issued the 2000-2 Notes above. On December 13, 2000, IOSC pledged or transferred $60,802 in financing lease receivables for $50,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. On December 21, 2000, IOSC pledged or transferred $42,719 in financing lease receivables for $35,000 in cash in connection with its revolving asset securitization, in a transfer accounted for as a financing. As of December 31, 2000, IOSC had approximately $515,000 available under its revolving asset securitization agreements.


Note 6:    Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows:
                                                    Three Months Ended
                                                       December 31,
                                               -----------------------------
                                                    2000             1999
                                               -------------   -------------
Net income (loss)                                 $ 17,379       $(55,636)
Foreign currency translation adjustments            (1,769)        (1,815)
Cumulative effect of change in accounting
  principle for derivative and hedging
  activities (SFAS 133), net of tax                 (5,584)
Net loss on derivative financial
  instruments, net of tax                           (4,738)
                                               -------------   -------------
Total comprehensive income (loss)                 $  5,288       $(57,451)
                                               =============   =============

Minimum pension liability is adjusted at each year end, therefore there is no impact on total comprehensive income (loss) during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(9,374), $(168) and $(10,322), respectively, at December 31, 2000 and $(7,605), $(168) and $0, respectively, at September 30, 2000.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7:    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share from continuing operations:

                                                                  Three Months Ended
                                                                     December 31,
                                                           ----------------------------------
Numerator:                                                      2000               1999
                                                           ---------------    ---------------
   Net income (loss) from continuing operations                   $16,179           $(55,636)
                                                           ===============    ===============
Denominator:
   Weighted average common shares                                 142,789            148,804
   Contingently issuable common shares                                                   475
                                                           ---------------    ---------------
   Denominator for basic earnings (loss)
   per common share - weighted average common
   shares                                                         142,789            149,279
                                                           ---------------    ---------------
Effect of dilutive securities:
   Employee stock options                                              94
                                                           ---------------    ---------------
      Dilutive potential common shares                                 94
                                                           ---------------    ---------------
Denominator for diluted earnings (loss) per
   common share - adjusted weighted average
   common shares and assumed conversions                          142,883            149,279
                                                           ===============    ===============
Basic and diluted earnings (loss) per common share from
continuing operations                                              $ 0.11            $ (0.37)
                                                           ===============    ===============

The 475 contingently issuable shares are included in the computation of basic loss per share in fiscal 2000 because they were earned but not issued as of December 31, 1999. Options to purchase 8,401 shares of common stock at $4.56 per share to $56.42 per share were outstanding during the first quarter of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares and therefore the effect would be antidilutive. Options to purchase 9,407 shares of common stock at $5.94 per share to $56.42 per share were outstanding during the first quarter of fiscal 2000, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 8:    Segment Reporting

In the first quarter of fiscal 2001, we made the following change to our segment reporting as a result of our restructuring program and the changing dynamics of our business: Technology Services Network Integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

The table below presents segment information for the three months ended December 31, 2000 and 1999:

                                              IKON                                         Corporate
                                             North            IKON                            and
                                            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Three Months Ended December 31, 2000
Revenues, excluding finance income          $1,060,037       $109,293       $55,354                          $1,224,684
Finance income                                  88,234          5,133                                            93,367
Operating income (loss)                         87,820          4,900        (5,503)       $ (41,572)            45,645
Interest expense                                                                             (16,754)           (16,754)
Income from continuing operations before
income  taxes                                                                                                    28,891

Three Months Ended December 31, 1999
Revenues, excluding finance income          $1,058,128       $120,835        $56,061                         $1,235,024
Finance income                                  75,658          5,439                                            81,097
Operating income (loss) before
     restructuring and asset impairment
     charge                                    108,257          5,280          (627)       $ (54,615)            58,295
Restructuring and asset impairment charge     (39,810)        (4,286)        (7,066)         (54,178)          (105,340)
Operating income (loss)                         68,447            994        (7,693)        (108,793)           (47,045)
Interest expense                                                                             (15,994)           (15,994)
Loss before income tax benefit                                                                                  (63,039)



Note 9:     Contingencies

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with depositions occurring over the next several months. The Company believes that this claim is without merit and is vigorously defending the suit.

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

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 9:   Contingencies - continued

There are other contingent liabilities for taxes, guarantees, other lawsuits, and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to the Company and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect the consolidated financial statements of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is in thousands, except per share amounts.

The Company provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal outsourcing solutions, as well as network design and consulting, e-business development, telecommunications services and technology training.

Results of Operations
The discussion reviews the results of operations of the Company as reported in the consolidated statements of operations.

                      Three Months Ended December 31, 2000
             Compared with the Three Months Ended December 31, 1999

Results of operations for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 were as follows:

Our first quarter revenues increased by $1,930, or 0.1%, compared to the first quarter of fiscal 2000. Excluding the impact of foreign currency translation, revenues increased by $19,853, or 1.5%. This resulted from increased net sales and finance income partially offset by a decrease in service and rental revenue as described below.

Net sales from the sale of office and production equipment, supplies and technology hardware, increased by $2,968, or 0.5%, due mainly to growth in revenue from office and production equipment partially offset by a decrease in revenue from the sale of supplies and technology hardware. Revenue from office and production equipment increased by 6% compared to the first quarter of fiscal 2000, reflecting our continued success in placing digital and color products. Our equipment placements during the quarter were over 90% digital compared to 80% in the first quarter of fiscal 2000. Additionally, our segment 5 and 6 equipment placements increased by 100% compared to the first quarter of fiscal 2000, led by placements of the Ricoh 850, 1050 and Canon imageRunner110. Color revenues in North America decreased by 5% compared to the first quarter of fiscal 2000, but unit placements increased by approximately 8%, reflecting changes in product mix and ongoing competition in the high-end copier segments. Our net sales growth was slowed by a decline in revenue from the sale of technology hardware, such as computers, routers and servers, in our technology services business and a decline in supply sales.

Service and rentals revenue, which represents equipment service, outsourcing, including facilities management, and technology services, decreased by $13,308, or 2.3%, compared to the first quarter of fiscal 2000. The increase was primarily due to increased outsourcing revenues led by strong growth in facilities management partially offset by a 6% decrease in equipment service and a decrease in technology services compared to the first quarter of fiscal 2000. Although equipment service revenue decreased from the first quarter of fiscal 2000, it increased by 3% compared to the fourth quarter of fiscal 2000 as we continue to expand the aftermarket on segment 3 to 6 equipment.

Finance income increased by $12,270, or 15.1%, compared to the first quarter of fiscal 2000 due to growth in the lease portfolio and an increased focus on asset recoveries and late fees. During the first quarter of fiscal 2001 over 70% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, Inc. ("IOSC").

Gross margin was 37.5% compared to 37.7% in the first quarter of fiscal 2000 with improvements on net sales margins helping to offset the decline in service and finance margins as described below. The gross margin on net sales increased to 33.6% from 33.3%, primarily due to the favorable mix of high versus low-end equipment placements as well as the effect of less low-margin hardware revenues in the mix compared to the first quarter of fiscal 2000. The gross margin on service and rentals decreased to 39.9% compared to 40.7% in the first quarter of fiscal 2000, primarily due to a less favorable mix of equipment service revenues, which have a higher margin compared to outsourcing and technology revenues. The gross margin on finance income decreased to 50.5% from 51.4%, primarily due to increased interest expense resulting from higher average interest rates in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000 the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at December 31, 2000, which is included in other accrued expenses on the consolidated balance sheets:


                                                     Remaining      First Quarter      Remaining
                                                      Balance          Fiscal           Balance
                                                   September 30,         2001         December 31,
    First Quarter Fiscal 2000 Charge                   2000           Payments           2000
    -------------------------------------------- ------------------ -------------- -------------------
    Severance                                         $ 3,989          $ 1,028          $ 2,961
    Contractual Commitments                            10,440            1,916            8,524
                                                 ------------------ -------------- -------------------
        Total                                         $14,429          $ 2,944          $11,485
                                                 ================== ============== ===================


                                                                           First
                                                        Remaining         Quarter         Remaining
                                                         Balance           Fiscal          Balance
                                                       September 30,        2001          December 31,
    Fourth Quarter Fiscal 2000 Charge                      2000           Payments           2000
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                            $ 6,092           $1,657          $ 4,435
    Contractual Commitments                                7,285              421            6,864
                                                    ------------------- ------------- -------------------
        Total                                            $13,377           $2,078          $11,299
                                                    =================== ============= ===================


                                                        First              Remaining
                                   Remaining           Quarter           Employees to
                                  Employees to       Fiscal 2001        be Terminated as
                               be Terminated as of    Employee          of December 31,
                               September 30, 2000   Terminations             2000
    -----------------------------------------------------------------------------------------
    First Quarter                     400               (75)                  325
    Fourth Quarter                    380               (125)                 255

                                   Remaining            First              Remaining
                                    Sites to           Quarter             Sites to
                                be Closed as of      Fiscal 2001         be Closed as of
                               September 30, 2000   Sites Closed       December 31, 2000
    -----------------------------------------------------------------------------------------
    First Quarter                      4                 (4)                   0
    Fourth Quarter                     5                 (2)                   3

Selling and administrative expense as a percent of revenue was 34.1% in the first quarter of fiscal 2001 compared to 33.3% in the first quarter of fiscal 2000. The increase was primarily due to higher fixed costs associated with our sales organization. Throughout fiscal 2000 we rebuilt our sales force in high growth areas, such as the production market, color, major accounts and facilities management. We also increased investments in training, recruiting and web-based productivity tools. These increased costs were partially offset by savings and improved cost controls from prior infrastructure investments, including centralizing certain key functions, adopting new credit controls and productivity improvements within our business units.

Our operating income increased by $92,690 compared to the first quarter of fiscal 2000. Excluding the charge in the first quarter of fiscal 2000, our operating income decreased by $12,650. Our operating margin was 3.5% in the first quarter of fiscal 2001 compared to 4.4% in the first quarter of fiscal 2000 excluding the charge. The decrease is the result of the lower gross margin combined with the higher selling and administrative expenses described above.

Interest expense increased by $760, or 4.8%, due to higher average borrowings and interest rates in the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

The effective income tax rate for the first quarter of fiscal 2001 was 44.0% compared to 46.0% for the comparable period in fiscal 2000 excluding the charge. The tax rate reduction was primarily due to the recording of benefits resulting from legislative changes that facilitated utilization of net operating losses that previously had a full valuation allowance.

We recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

Diluted earnings per common share were $0.12 in the first quarter of fiscal 2001 compared to a loss of $0.37 per common share in the first quarter of fiscal 2000. Excluding the after-tax effect of the gain from discontinued operations in fiscal 2001 and the charge in fiscal 2000, diluted earnings per common share were $0.11 in the first quarter of fiscal 2001 compared to $0.15 in the first quarter of fiscal 2000. During the first quarter of fiscal 2001, we repurchased 2,312 shares of common stock.

                           Review of Business Segments

In the first quarter of fiscal 2001, we made the following change to our segment reporting as a result of our restructuring programs and the changing dynamics of our business: Technology Services Network Integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

IKON North America
Revenues, excluding finance income, increased by $1,909, or 0.2%, to $1,060,037 in the first quarter of fiscal 2001 from $1,058,128 in the first quarter of fiscal 2000. The increase was primarily due to a 7% increase in revenue from the sale of office equipment offset by a decrease in service and rentals due to the closure of unprofitable or non-strategic locations associated with the restructuring program announced during the first quarter of fiscal 2000. During the first quarter over 70% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary. Finance income increased by $12,576, or 16.6%, to $88,234 in the first quarter of fiscal 2001 compared to $75,658 in the first quarter of fiscal 2000. The increase was due to growth in the lease portfolio and an increased focus on asset recoveries and late fees. Operating income decreased by $20,437, or 18.9%, to $87,820 in the first quarter of fiscal 2001 from $108,257 excluding the charge in the first quarter of fiscal 2000, as compared to the prior year. The decrease was due mainly to the increased selling expenses described above, offset slightly by considerable improvement in losses incurred by network integration.

IKON Europe
Total revenues in Europe decreased by $11,848, or 9.4%. Excluding the impact of foreign currency translation, revenues increased by $4,648, or 4.0%. Revenues, excluding finance income, decreased by $11,542, or 9.6%, to $109,293 in the first quarter of fiscal 2001 from $120,835 in the first quarter of fiscal 2000 due mainly to the impact of foreign currency translation and a decrease in hardware sales in our technology services business offset by a 9% increase in revenue from the sale of office equipment. Finance income decreased by $306, or 5.6%, to $5,133 in the first quarter of fiscal 2001 from $5,439 in the first quarter of fiscal 2000. Operating income decreased by $380, or 7.2%, to $4,900 in the first quarter of fiscal 2001 from $5,280 in the first quarter of fiscal 2000 excluding the charge due primarily to the decrease in revenue offset by improved management of administrative expenses.

Other
Other revenues decreased by $707, or 1.3%, to $55,354 in the first quarter of fiscal 2001 from $56,061 in the first quarter of fiscal 2000. There was an operating loss of $5,503 in the first quarter of fiscal 2001 compared to a loss of $627 in the first quarter of fiscal 2000 excluding the charge. The increase in operating loss was due primarily to costs incurred to reestablish telecommunication, education, imaging and e-business as separate business lines.

                       Financial Condition and Liquidity

Net cash used in operating activities for the first three months of fiscal 2001 was $93,670. During the same period the Company used $75,696 of cash in investing activities, which included net finance subsidiary use of $50,594, capital expenditures for property and equipment of $23,642 and capital expenditures for equipment on operating leases of $10,323. Cash provided by financing activities of $171,586, includes repayments of $98,413 of corporate debt and net repayments of $187,740 of finance subsidiaries debt. Debt, excluding finance subsidiaries, was $1,173,779 at December 31, 2000, an increase of $348,073 from the debt balance at September 30, 2000 of $825,706. Approximately $211,000 of this increase was due to temporary corporate borrowings on behalf of our finance subsidiaries and the remainder was borrowings for general corporate purposes. Excluding finance subsidiaries' debt and the impact of short-term loans to our finance subsidiaries, our debt to capital ratio was 39% at December 31, 2000 compared to 40% at December 31, 1999. Restricted cash on the consolidated balance sheets represents cash collected on certain financing lease receivables, which must be used to repay the lease-backed notes.

As of December 31, 2000, short-term borrowings under a $600,000 credit agreement totaled $400,000. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

Finance subsidiaries debt decreased by $184,344 from September 30, 2000. During the three months ended December 31, 2000, IOSC repaid $899,009 of debt, received $633,000 from the issuance of lease-backed notes and received $85,000 from asset securitization conduit financing. At December 31, 2000, $405,000 of medium-term notes were outstanding with a weighted interest rate of 6.7%. As of December 31, 2000, IOSC had $515,000 available under its revolving asset securitization agreements. As of December 31, 2000, IOSC has $867,059 available for issuance under its asset backed securitization shelf registration statement and $1,123,350 available for issuance under its medium-term notes shelf registration statement.

The Company has also filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through December 31, 2000, leaving approximately 6,030 shares available for issuance.

During the first quarter of fiscal 2001, the Company repurchased 2,312 shares of common stock for $7,184.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2001 including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.

                           Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes". In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements". SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001. We are currently evaluating the effect, if any, the adoption of SAB 101 will have on our consolidated financial statements.

In October 2000, the Emerging Issues Task Force (EITF) of FASB issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14 beginning in the fourth quarter of fiscal 2001.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations. We primarily enter into debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. Finance subsidiaries' long-term debt is used to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company's 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Foreign Exchange Risk:
The Company has various non-U.S. operating locations which expose it to foreign exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. Additional disclosures regarding foreign exchange risk are set forth in the Company's 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.


                           Forward-Looking Information

This document includes or incorporates by reference information which constitutes forward-looking statements within the meaning of the federal securities laws, including, but not limited to, statements regarding: the impact of e-commerce initiatives; growth opportunities, productivity initiatives, and the impact of the Company's revenue, margin, and cost-savings projections; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign exchange risk; the reorganization of the Company's business segments; and the Company's ability to finance its current operations and growth initiatives. Although the Company believes such forward-looking statements are reasonable, based on management's current plans and expectations, the statements are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results, and therefore, no assurances can be given that such statements will prove correct. These uncertainties and risks include, but are not limited to: conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuation in interest rates); and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. As a consequence, future results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with depositions occurring over the next several months. The Company believes that this claim is without merit and is vigorously defending the suit.

Item 6:  Exhibits and Reports on Form 8-K

      Reports on Form 8-K

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


                                                 IKON OFFICE SOLUTIONS, INC.




Date      February 14, 2001                      /s/ William S. Urkiel
          --------------------                   ------------------------
                                                 William S. Urkiel
                                                 Senior Vice President and
                                                 Chief Financial Officer