Form 10-Q
period 2001-03-31
IKON OFFICE SOLUTIONS INC
filed 2001-05-15
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission file number     1-5964
                        ------------------------------------------------------


                           IKON OFFICE SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                            23-0334400
-----------------------------------                     ----------------------
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

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2001:

Common Stock, no par value                              141,403,322 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.  Condensed Consolidated Financial Statements

              Consolidated Balance Sheets--March 31, 2001
              (unaudited) and September 30, 2000

              Consolidated Statements of Operations--Three and six months ended March 31, 2001 and 2000 (unaudited)

              Consolidated Statements of Cash Flows--Six months ended March 31, 2001 and 2000 (unaudited)

              Notes to Condensed Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk



PART II.  OTHER INFORMATION


    Item 1.   Legal Proceedings

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                                                  IKON OFFICE SOLUTIONS, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                        ( in thousands )

                                                                                        March 31,                September 30,
                                                                                          2001                        2000
ASSETS                                                                                 (unaudited)
                                                                                       -----------                -----------
Current Assets
      Cash and cash equivalents                                                        $   117,099                $    78,118
      Restricted cash                                                                      130,554                     91,914
      Accounts receivable, less allowances of: March 31, 2001 - $34,041;
          September 30, 2000 - $35,322                                                     694,745                    723,051
      Finance receivables, net                                                           1,135,721                  1,087,215
      Inventories                                                                          334,409                    321,471
      Prepaid expenses and other current assets                                            115,346                    102,196
      Deferred taxes                                                                       108,959                    108,578
                                                                                       -----------                -----------
      Total current assets                                                               2,636,833                  2,512,543
                                                                                       -----------                -----------

Long-Term Finance Receivables, net                                                       2,116,410                  2,084,102

Equipment on Operating Leases, net                                                          68,892                     72,595

Property and Equipment, net                                                                240,498                    246,006

Goodwill, net                                                                            1,300,817                  1,318,197

Other Assets                                                                                71,617                    129,142
                                                                                       -----------                -----------

                                                                                       $ 6,435,067                $ 6,362,585
                                                                                       ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt                                                $    59,256                $   176,629
      Current portion of long-term debt, finance subsidiaries                            1,433,613                  1,238,950
      Notes payable                                                                        420,546                     42,216
      Foreign exchange contract payable                                                     60,386
      Trade accounts payable                                                               188,365                    226,838
      Accrued salaries, wages and commissions                                              127,157                    143,644
      Deferred revenues                                                                    184,413                    195,790
      Other accrued expenses                                                               282,896                    284,464
                                                                                       -----------                -----------
      Total current liabilities                                                          2,756,632                  2,308,531
                                                                                       -----------                -----------

Long-Term Debt                                                                             605,252                    606,861

Long-Term Debt, Finance Subsidiaries                                                     1,023,302                  1,405,449

Deferred Taxes                                                                             419,413                    415,656

Other Long-Term Liabilities                                                                198,202                    184,996

Commitments and Contingencies

Shareholders' Equity
      Common stock, no par value:
          Authorized - 300,000 shares
          Issued: March 31, 2001 - 150,272 shares;
            September 30, 2000 - 150,296 shares
          Outstanding: March 31, 2001 - 141,403 shares;
            September 30, 2000 - 143,826 shares                                          1,013,214                  1,013,750
      Series 12 preferred stock, no par value: Authorized 480 shares
          Issued and Outstanding: March 31, 2001 - 0 shares;
            September 30, 2000 - 0 shares
      Unearned compensation                                                                 (5,305)                    (6,814)
      Retained earnings                                                                    491,580                    468,770
      Accumulated other comprehensive loss                                                 (32,817)                    (7,773)
      Common shares in treasury, at cost: March 31, 2001 - 7,907 shares;
          September 30, 2000 - 5,430 shares                                                (34,406)                   (26,841)
                                                                                       -----------                -----------
                                                                                         1,432,266                  1,441,092
                                                                                       -----------                -----------

                                                                                       $ 6,435,067                $ 6,362,585
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

                                                   IKON OFFICE SOLUTIONS, INC.
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands, except per share amounts)
                                                           (unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            March 31,                         March 31,
                                                                  ----------------------------      ----------------------------
                                                                      2001             2000             2001            2000
                                                                  -----------      -----------      -----------      -----------
Revenues
Net sales                                                         $   704,719      $   708,467      $ 1,359,790      $ 1,360,570
Service and rentals                                                   562,520          571,329        1,132,133        1,154,250
Finance income                                                         93,987           81,070          187,354          162,167
                                                                  -----------      -----------      -----------      -----------
                                                                    1,361,226        1,360,866        2,679,277        2,676,987
                                                                  -----------      -----------      -----------      -----------

Costs and Expenses
Cost of goods sold                                                    460,619          464,612          895,612          899,325
Service and rental costs                                              348,891          353,831          690,945          699,269
Finance interest expense                                               44,363           39,508           90,567           78,960
Selling and administrative                                            458,356          424,559          907,511          862,782
Restructuring charge                                                                                                      53,792
Asset impairment charge                                                                                                   51,548
                                                                  -----------      -----------      -----------      -----------
                                                                    1,312,229        1,282,510        2,584,635        2,645,676
                                                                  -----------      -----------      -----------      -----------

Operating income                                                       48,997           78,356           94,642           31,311
Interest expense                                                       19,123           17,626           35,877           33,620
                                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations before income taxes           29,874           60,730           58,765           (2,309)
Income taxes                                                           13,144           25,877           25,856           18,474
                                                                  -----------      -----------      -----------      -----------
Income (loss) from continuing operations                               16,730           34,853           32,909          (20,783)
Discontinued operations, net of income taxes of $942                                                      1,200
                                                                  -----------      -----------      -----------      -----------
Net income (loss)                                                 $    16,730      $    34,853      $    34,109      $   (20,783)
                                                                  ===========      ===========      ===========      ===========

Basic and Diluted Earnings (Loss) Per Common Share
      Continuing operations                                       $      0.12      $      0.23      $      0.23      $     (0.14)
      Discontinued operations                                                                              0.01
                                                                  -----------      -----------      -----------      -----------
      Net income (loss)                                           $      0.12      $      0.23      $      0.24      $     (0.14)
                                                                  ===========      ===========      ===========      ===========

Cash Dividends Per Common Share                                   $      0.04      $      0.04      $      0.08      $      0.08
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

                                                   IKON OFFICE SOLUTIONS, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)
                                                           (unaudited)

                                                                                                        Six Months Ended
                                                                                                           March 31,
                                                                                                 -------------------------------
                                                                                                     2001                2000
                                                                                                 -----------         -----------
Cash Flows from Operating Activities
      Net income (loss)                                                                          $    34,109         $   (20,783)
      Additions (deductions) to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
               Depreciation                                                                           58,333              68,038
               Amortization                                                                           30,039              32,395
               Provision for losses on accounts receivable                                             8,015              15,421
               Provision for deferred income taxes                                                    16,780              14,300
               Provision for lease default reserves                                                   31,693              30,950
               Gain on asset securitizations                                                                                 (73)
               Restructuring and asset impairment charges                                                                105,340
               Changes in operating assets and liabilities, net
                    of effects from acquisitions:
                         Decrease in accounts receivable                                              17,023              18,431
                         Increase in inventories                                                     (14,290)            (41,711)
                         (Increase) decrease in prepaid expenses and other current assets            (16,804)              4,053
                         (Decrease) increase  in accounts payable, deferred
                             revenues and accrued expenses                                           (74,218)              2,500
               Decrease in accrued shareholder litigation settlement                                                    (116,821)
               Decrease in accrued restructuring                                                     (10,271)             (8,074)
               Other                                                                                  (1,437)               (968)
                                                                                                 -----------         -----------
Net cash provided by operating activities of continuing operations                                    78,972             102,998
Discontinued operations                                                                                2,142
                                                                                                 -----------         -----------
Net cash provided by operating activities                                                             81,114             102,998
                                                                                                 -----------         -----------

Cash Flows from Investing Activities
      Cost of companies acquired, net of cash acquired                                                (2,666)             (3,745)
      Expenditures for property and equipment                                                        (50,506)            (52,175)
      Expenditures for equipment on operating leases                                                 (24,833)            (22,146)
      Proceeds from the sale of property and equipment                                                18,628               4,248
      Proceeds from the sale of equipment on operating leases                                          6,334               7,369
      Finance receivables - additions                                                               (922,855)           (820,408)
      Finance receivables - collections                                                              785,212             685,078
      Proceeds from the sale of finance subsidiaries' lease receivables                               15,548              16,887
      Repurchase of finance subsidiary's lease receivables                                                              (275,000)
      Other                                                                                            3,786              (2,832)
                                                                                                 -----------         -----------
Net cash used in investing activities                                                               (171,352)           (462,724)
                                                                                                 -----------         -----------

Cash Flows from Financing Activities
      Short-term borrowings, net                                                                     489,578             178,824
      Proceeds from issuance of long-term debt                                                        34,980               5,556
      Long-term debt repayments                                                                     (146,119)            (16,968)
      Finance subsidiaries' debt - issuances                                                       1,067,479             948,016
      Finance subsidiaries' debt - repayments                                                     (1,247,100)           (647,788)
      Dividends paid                                                                                 (11,367)            (11,923)
      Deposit to restricted cash                                                                     (38,640)            (46,926)
      Purchase of treasury shares and other                                                           (7,497)                (44)
                                                                                                 -----------         -----------
Net cash provided by financing activities                                                            141,314             408,747
                                                                                                 -----------         -----------

Effects of exchange rate changes on cash and cash equivalents                                        (12,095)             (1,062)
                                                                                                 -----------         -----------

Net increase in cash and cash equivalents                                                             38,981              47,959
Cash and cash equivalents at beginning of year                                                        78,118               3,386
                                                                                                 -----------         -----------
Cash and cash equivalents at end of period                                                       $   117,099         $    51,345
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


Note 2:    Restructuring and Asset Impairment Charges

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the Charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000 the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at March 31, 2001, which is included in other accrued expenses on the consolidated balance sheets:


                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001          March 31,
    First Quarter Fiscal 2000 Charge                      2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $3,989           $2,675           $1,314
    Contractual Commitments                               10,440            3,770            6,670
                                                    ------------------- ------------- -------------------
        Total                                            $14,429           $6,445           $7,984
                                                    =================== ============= ===================



                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001           March 31,
    Fourth Quarter Fiscal 2000 Charge                     2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $6,092           $2,762           $3,330
    Contractual Commitments                                7,285            1,064            6,221
                                                    ------------------- ------------- -------------------
        Total                                            $13,377           $3,826           $9,551
                                                    =================== ============= ===================


The remaining balances of the first quarter and fourth quarter severance charges are expected to be paid through fiscal 2002 and 2003, respectively. The charges for contractual commitments relate to lease commitments where the Company is exiting certain locations and/or businesses. The remaining balances of the first quarter and fourth quarter charges for contractual commitments are expected to be paid through fiscal 2009 and 2007, respectively.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 2:  Restructuring and Asset Impairment Charges - continued

                         Remaining                               Remaining
                      Employees to be                          Employees to be
                     Terminated as of       Fiscal 2001       Terminated as of
                        September 30,        Employee            March 31,
                           2000             Terminations            2001
 -------------------------------------------------------------------------------
 First Quarter                400              (400)                  0
 Fourth Quarter               380              (207)                 173


                           Remaining                              Remaining
                          Sites to be                            Sites to be
                         Closed as of       Fiscal 2001         Closed as of
                          September 30,       Sites               March 31,
                             2000             Closed                2001
 -------------------------------------------------------------------------------
 First Quarter                 4                (4)                   0
 Fourth Quarter                5                (3)                   2




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

As of March 31, 2001, all of IKON's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IKON uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2001, unrealized net losses totaling $17,997 after taxes were recorded in OCI, including the $5,584 cumulative effect adjustment as of October 1, 2000.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of our U.S. finance subsidiary, IOS Capital, Inc., "IOSC") issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the sale of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Note 5:    Asset Securitization Conduit Financing

On December 7, 2000, the Company repaid $582,795 of asset securitization conduit financing when it issued the 2000-2 Notes. For the first six months of fiscal 2001, the Company pledged or transferred $341,206 in financing lease receivables for $280,000 in cash in connection with its revolving asset securitization, in transfers accounted for as financings.

Additionally, on March 31, 2001, the Company entered into an asset securitization transaction whereby it pledged or transferred $33,299 in financing lease receivables for $28,000 in cash and a retained interest in the remainder. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously sold interests in this new pool of leases, additional leases can be sold up to $300,000. The terms of the agreement require that the Company continue to service the lease portfolio.

As of March 31, 2001, the Company had approximately $471,500 available under its revolving asset securitization conduit financing agreements.

Note 6:    Comprehensive Income (Loss)

Total comprehensive income (loss) is as follows:

                                                               Three Months Ended                       Six Months Ended
                                                                   March 31,                                March 31,
                                                            2001                2000               2001                 2000
                                                       ----------------    ---------------    ----------------    -----------------
Net income (loss)                                              $16,730            $34,853             $34,109            $(20,783)
Foreign currency translation adjustments                        (5,278)               962              (7,047)               (853)
Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of tax                                                                               (5,584)
Net loss on derivative financial instruments, net of
  tax                                                           (7,675)                               (12,413)
                                                       ----------------    ---------------    ----------------    -----------------

Total comprehensive income (loss)                               $3,777            $35,815              $9,065            $(21,636)
                                                       ================    ===============    ================    =================

Minimum pension liability is adjusted at each year end, therefore there is no impact on total comprehensive income (loss) during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(14,652), $(168) and $(17,997), respectively, at March 31, 2001 and $(7,605), $(168) and $0, respectively, at September 30, 2000.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7:    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per common share from continuing operations:

                                                              Three Months Ended                       Six Months Ended
                                                                   March 31,                              March 31,
                                                             2001               2000                2001                2000
                                                       ---------------     --------------     ----------------    ---------------
Numerator:
   Net income (loss) from continuing operations               $16,730            $34,853              $32,909           $(20,783)
                                                       ===============     ==============     ================    ===============
Denominator:
   Weighted average common shares                             141,402            149,283              142,087            149,276
   Contingently issuable common shares                                                14                                       7
                                                       ---------------     --------------     ----------------    ---------------
   Denominator for basic earnings (loss)
   per common share -
   weighted average common shares                             141,402            149,297              142,087            149,283
                                                       ---------------     --------------     ----------------    ---------------
Effect of dilutive securities:
   Employee stock awards                                          119
   Employee stock options                                       1,741                295                  918
                                                       ---------------     --------------     ----------------    ---------------
Dilutive potential common shares                                1,860                295                  918
                                                       ---------------     --------------     ----------------    ---------------

Denominator for diluted earnings (loss) per
   common share - adjusted weighted average
   common shares and assumed conversions                      143,262            149,592              143,005            149,283
                                                       ===============     ==============     ================    ===============
Basic and diluted earnings (loss) per common share
   from continuing operations                                   $0.12              $0.23                $0.23            $(0.14)
                                                       ===============     ==============     ================    ===============

The contingently issuable shares identified above are included in the computation of basic earnings (loss) per common share for the three and six months ended March 31, 2000, respectively, because they were earned but not issued as of March 31, 2000. Options to purchase 8,171 shares of common stock at $4.30 per share to $56.42 per share were outstanding during the second quarter of fiscal 2001 and options to purchase 6,304 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the second quarter of fiscal 2000, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares and therefore the effect would be antidilutive.

Options to purchase 8,171 shares of common stock at $4.30 per share to $56.42 per share were outstanding during the first six months of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares and therefore the effect would be antidilutive. Options to purchase 9,576 shares of common stock at $4.73 per share to $56.42 per share were outstanding during the first six months of fiscal 2000, but were not included in the computation of diluted loss per share because the effect would be antidilutive.

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

The table below presents segment information for the three months ended March 31, 2001 and 2000:

                                              IKON                                         Corporate
                                             North            IKON                            And
                                            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Three Months Ended March 31, 2001
Revenues, excluding finance income          $1,105,010       $112,141        $50,088                         $1,267,239
Finance income                                  88,760          5,227                                            93,987
Operating income (loss)                         95,821          4,990        (7,865)        $(43,949)            48,997
Interest expense                                                                             (19,123)          (19,123)
Income before income  taxes                                                                                      29,874

Three Months Ended March 31, 2000
Revenues, excluding finance income          $1,109,635       $121,150        $49,011                         $1,279,796
Finance income                                  75,570          5,500                                            81,070
Operating income (loss)                        106,966          5,954        (8,124)        $(26,440)            78,356
Interest expense                                                                             (17,626)          (17,626)
Income before income  taxes                                                                                      60,730


The table below presents segment information for the six months ended March 31, 2001 and 2000:

                                              IKON                                         Corporate
                                             North            IKON                            And
                                            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Six Months Ended March 31, 2001
Revenues, excluding finance income          $2,165,047       $221,434       $105,442                         $2,491,923
Finance income                                 176,994         10,360                                           187,354
Operating income (loss)                        182,214          9,891       (14,183)        $(83,280)            94,642
Interest expense                                                                             (35,877)          (35,877)
Income from continuing operations before
income  taxes                                                                                                    58,765

Six Months Ended March 31, 2000
Revenues, excluding finance income          $2,167,719       $241,985       $105,116                         $2,514,820
Finance income                                 151,228         10,939                                           162,167
Operating income (loss) before
     restructuring and asset impairment
     charge                                    212,640         11,215        (9,564)        $(77,640)           136,651
Restructuring and asset impairment charge     (39,810)        (4,286)        (7,066)         (54,178)         (105,340)
Operating income (loss)                        172,830          6,929       (16,630)        (131,818)            31,311
Interest expense                                                                             (33,620)          (33,620)
Loss before income taxes                                                                                        (2,309)

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9:     Contingencies

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with expert depositions occurring over the next two months. Discovery is set to close June 18, 2001. The Company believes that this claim is without merit and is vigorously defending the suit.

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


Note 10:   Pending Accounting Changes

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

In October 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF 00-14, "Accounting for Certain Sales Incentives". EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14 beginning in the fourth quarter of fiscal 2001.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar and share amounts are in thousands.

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

                        Three Months Ended March 31, 2001
               Compared with the Three Months Ended March 31, 2000

Results of operations for the second quarter of fiscal 2001, compared to the second quarter of fiscal 2000 were as follows:

Our second quarter revenues were $1,361,226, compared to $1,360,866 in the second quarter of fiscal 2000. Excluding the impact of foreign currency translation, revenues increased by $13,674, or 1.0%. This resulted from an increase in finance income, partially offset by decreases in net sales and service and rentals revenue as described below.

Net sales from the sale of office and production equipment, supplies and technology hardware, declined by $3,748, or 0.5%, as continued growth in office and production equipment sales, particularly copiers and printers, was offset by decreased revenues from the sale of supplies and low-margin technology hardware, such as computers, routers and servers. Revenue from the sale of office and production equipment increased by 3%, compared to the second quarter of fiscal 2000, reflecting our continued success in placing digital products. Our equipment revenues during the quarter were 93% digital, compared to 81% in the second quarter of fiscal 2000. Additionally, our segment 5 and 6 (defined as equipment with minimum output of over 70 pages per minute) equipment placements increased by 109% compared to the second quarter of fiscal 2000 as a result of the introduction of new technologies for these segments that were previously not available to the Company. Color revenues decreased by 15%, compared to the second quarter of fiscal 2000, due to changes in product mix, as the color market transitions to lower priced models.

Service and rentals revenue, which represents equipment service, outsourcing, including facilities management, and technology services, decreased by $8,809, or 1.5%, compared to the second quarter of fiscal 2000. This was due to a decrease in equipment service, partially offset by an increase in outsourcing revenues led by strong growth in facilities management. The decrease in equipment service was due to a decline in analog copier service revenue that has not yet been replaced by digital and high-end copier service revenue, as well as a shift to facilities management contracts. Revenue from outsourcing, which includes facilities management, off-site digital print services for specialized, high-volume printing and specialized legal document and imaging services, increased by 7.5%. This increase was led by double digit growth in facilities management.

Finance income increased by $12,917, or 15.9%, compared to the second quarter of fiscal 2000, primarily due to growth in the lease portfolio. During the second quarter of fiscal 2001 over 70% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, Inc. ("IOSC").

Overall gross margin was 37.3%, compared to 37.0% in the second quarter of fiscal 2000. The gross margin on net sales increased to 34.6% from 34.4%, reflecting the benefit of ongoing productivity initiatives as well as reduced sales of low-margin technology hardware. The gross margin on service and rentals decreased to 38.0% from 38.1% in the second quarter of fiscal 2000, primarily due to a smaller percentage of our revenue coming from equipment service which has higher margins than other service. The gross margin on finance income increased to 52.8% from 51.3% compared to the second quarter of fiscal 2000.

Selling and administrative expense as a percent of revenue was 33.7% in the second quarter of fiscal 2001 compared to 31.2% (32.4% excluding $17,000 of insurance proceeds related to the shareholder litigation settlement) in the second quarter of fiscal 2000. The increase was primarily due to committed investments targeted at making us more profitable and competitive in the long-term. These investments are targeted at our sales force, centralization initiatives and new market offerings, which include new products for the production environment, and Digital Express(R) 2000 and our e-Commerce program. These increased costs were partially offset by savings and improved cost controls from prior infrastructure investments, including centralized credit and purchasing, and shared services.

Our operating income decreased by $29,359, compared to the second quarter of fiscal 2000. Excluding $17,000 of insurance proceeds received in the second quarter of fiscal 2000 related to the shareholder litigation settlement, our operating income decreased by $12,359. Our operating margin was 3.6% in the second quarter of fiscal 2001, compared to 4.5% in the second quarter of fiscal 2000, excluding the insurance proceeds. The decrease was primarily due to the higher level of selling and administrative expense partially offset by the improved overall gross margin described above.

Interest expense increased by $1,497, or 8.5%, due mainly to higher average borrowings.

The effective income tax rate in the second quarter of fiscal 2001 was 44.0%, compared to 42.0% in the second quarter of fiscal 2000 excluding insurance proceeds. The lower tax rate in fiscal 2000 was primarily due to the recording of benefits resulting from legislative changes that became effective during the second quarter of fiscal 2000.

Diluted earnings per common share were $0.12 in the second quarter of fiscal 2001, compared to $0.23 in the second quarter of fiscal 2000. Excluding the after-tax effect of the insurance proceeds in fiscal 2000, diluted earnings per common share were $0.17 in the second quarter of fiscal 2000.

Review of Business Segments

IKON North America
Revenues, excluding finance income, decreased by $4,625, or 0.4%, to $1,105,010 in the second quarter of fiscal 2001 from $1,109,635 in the second quarter of fiscal 2000. The decrease was primarily due to a decline in equipment service and rentals, offset by a 5% increase in revenue from the sale of office and production equipment, particularly in high end, segments 5 and 6 production equipment. Finance income increased by $13,190, or 17.5%, to $88,760 in the second quarter of fiscal 2001, compared to $75,570 in the second quarter of fiscal 2000. The increase was primarily due to growth in the lease portfolio. Operating income decreased by $11,145, or 10.4%, to $95,821 in the second quarter of fiscal 2001 from $106,966 in the second quarter of fiscal 2000. As described above, the decrease was due mainly to the higher level of committed investments targeted at making us more profitable and competitive, partially offset by savings and improved cost controls from prior productivity initiatives.

IKON Europe
Revenues including finance income decreased by $9,282, or 7.3%. Excluding the impact of foreign currency translation, revenues increased by $1,384, or 1.2%. Revenues, excluding finance income, decreased by $9,009, or 7.4%, to $112,141 in the second quarter of fiscal 2001 from $121,150 in the second quarter of fiscal 2000. This decrease was due mainly to the impact of foreign currency translation and a decrease in hardware sales in our technology services business, offset by growth in outsourcing and the sale of office and production equipment. Finance income decreased by $273, or 5.0%, to $5,227 in the second quarter of fiscal 2001 from $5,500 in the second quarter of fiscal 2000. Operating income decreased by $964, or 16.2%, to $4,990 in the second quarter of fiscal 2001 from $5,954 in the second quarter of fiscal 2000, due primarily to the decrease in revenue offset by improved management of administrative expenses.

Other
Other revenues increased by $1,077, or 2.2%, to $50,088 in the second quarter of fiscal 2001 from $49,011 in the second quarter of fiscal 2000. There was an operating loss of $7,865 in the second quarter of fiscal 2001 compared to a loss of $8,124 in the second quarter of fiscal 2000. Current losses relate primarily to the Company's Telephony and Business Imaging operations. Telephony has been impacted by changes in the economic climate and one-time charges to reduce its cost structure as this business is aligned as a separate unit. Business Imaging losses relate primarily to the cessation of a large contract in commercial imaging, as well as investments in Virtual File Room(TM), an IKON e-service.



                         Six Months Ended March 31, 2001
                Compared with the Six Months Ended March 31, 2000

Results of operations for the six months ended March 31, 2001, compared to the six months ended March 31, 2000 were as follows:

Our revenues increased by $2,290, or 0.1%, compared to the six months ended March 31, 2000. Excluding the impact of foreign currency translation, revenues increased by $33,527, or 1.3%. This increase resulted from growth in finance income offset by decreases in net sales and service and rentals revenue as described below.

Net sales from the sale of office and production equipment, supplies and technology hardware, decreased by $780, or 0.1%, as continued growth in revenue from office and production equipment was offset by a decrease in revenue from the sale of supplies and technology hardware. Revenue from office and production equipment increased by 4%, compared to the six months ended March 31, 2000, reflecting our continued success in placing digital products. Placements of color products were relatively consistent with the prior year; however, revenues decreased 10% due to changes in product mix as the color market transitions to lower priced models. Our net sales growth was slowed by a decrease in supply sales as well as a decrease in revenue from the sale of technology hardware, such as computers, routers and servers, in our technology services businesses as we continue to de-emphasize these low-margin products.

Service and rentals revenue, which represents equipment service, outsourcing, including facilities management, and technology services, decreased by $22,117, or 1.9%, compared to the six months ended March 31, 2000. The decrease was primarily due to a decrease in equipment service and technology services revenue, partially offset by increased outsourcing revenues which was led by strong growth in facilities management. The decrease in equipment service was due to a decrease in analog copier service revenue that has not yet been replaced by digital and high-end copier service revenue, as well as a shift to facilities management contracts. Revenue from outsourcing, which includes facilities management, off-site digital print services for specialized, high-volume printing and specialized legal document and imaging services, increased by 6%, compared to the six months ended March 31, 2000.

Finance income increased by $25,187, or 15.5%, compared to the six months ended March 31, 2000, primarily due to growth in the lease portfolio.

Gross margin was 37.4%, compared to 37.3% in the six months ended March 31, 2000. The gross margin on net sales increased to 34.1% from 33.9%, the increase was primarily due to the favorable mix of high versus low-end equipment placements and the decrease in sales of low-margin hardware described above. The gross margin on service and rentals decreased to 39.0%, compared to 39.4%, primarily due to the decrease in equipment service revenues, which have a higher margin than outsourcing and technology revenues. The gross margin on finance income increased to 51.7% from 51.3%.

Selling and administrative expense as a percent of revenue was 33.9% for the six months ended March 31, 2001, compared to 32.2% (32.9%, excluding the insurance proceeds related to the shareholder litigation settlement) for the six months ended March 31, 2000. The increase was primarily due to committed investments targeted at making us more profitable and competitive in the long-term. These investments are targeted at our sales force, centralization initiatives and new market offerings, which include new products for the production environment, Digital Express and our e-Commerce program. These increased costs were partially offset by savings and improved cost controls from prior infrastructure investments, including centralized credit and purchasing, and shared services.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the Charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000, the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at March 31, 2001, which is included in other accrued expenses on the consolidated balance sheets:


                                          Remaining                         Remaining
                                           Balance          Fiscal           Balance
                                        September 30,        2001           March 31,
First Quarter Fiscal 2000 Charge            2000            Payments           2001
------------------------------------- ------------------ -------------- -------------------
          Severance                         $3,989           $2,675           $1,314
          Contractual Commitments           10,440            3,770            6,670
                                           -------          -------          -------
              Total                        $14,429           $6,445           $7,984
                                           =======          =======          =======

                                          Remaining                         Remaining
                                           Balance           Fiscal          Balance
                                         September 30,        2001           March 31,
Fourth Quarter Fiscal 2000 Charge           2000             Payments         2001
------------------------------------- ------------------- ------------- -------------------

          Severance                         $6,092           $2,762           $3,330
          Contractual Commitments            7,285            1,064            6,221
                                           -------          -------          -------
              Total                        $13,377           $3,826           $9,551
                                           =======          =======          =======

The remaining balances of the first quarter and fourth quarter severance charges are expected to be paid through fiscal 2002 and 2003, respectively. The charges for contractual commitments relate to lease commitments where the Company is exiting certain locations and/or businesses. The remaining balances of the first quarter and fourth quarter charges for contractual commitments are expected to be paid through fiscal 2009 and 2007, respectively.

                                                                           Remaining
                                    Remaining                           Employees to be
                                 Employees to be     Fiscal 2001       Terminated as of
                                Terminated as of       Employee            March 31,
                               September 30, 2000    Terminations            2001
    -----------------------------------------------------------------------------------------
    First Quarter                        400            (400)                   0
    Fourth Quarter                       380            (207)                 173





                                                                           Remaining
                                    Remaining                             Sites to be
                                   Sites to be                           Closed as of
                                  Closed as of       Fiscal 2001           March 31,
                               September 30, 2000    Sites Closed            2001
    -----------------------------------------------------------------------------------------
    First Quarter                          4              (4)                   0
    Fourth Quarter                         5              (3)                   2



Operating income increased by $63,331, compared to the six months ended March 31, 2000. Excluding the Charge and $17,000 of insurance proceeds related to the shareholder litigation settlement in fiscal 2000, our operating income decreased by $25,009. Operating margin was 3.5% in the six months ended March 31, 2001, compared to 4.5% in the six months ended March 31, 2000, excluding the Charge and insurance proceeds. The decrease was primarily due to the higher level of investment spending partially offset by the improved overall gross margin described above.

Interest expense increased by $2,257, or 6.7%, due to higher average borrowings in the first six months of fiscal 2001, compared to the first six months of fiscal 2000.

The effective income tax rate was 44.0% for the six months ended March 31, 2001 and 2000, excluding the Charge and insurance proceeds.

In fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

Diluted earnings per common share were $0.24 for the six months ended March 31, 2001, compared to a loss of $0.14 per common share for the six months ended March 31, 2000. Excluding the after-tax effect of the gain from discontinued operations in fiscal 2001 and the insurance proceeds and the Charge in fiscal 2000, diluted earnings per common share were $0.23 for the six months ended March 31, 2001, compared to $0.32 for the six months ended March 31, 2000. In the first six months of fiscal 2001, we repurchased 2,497 shares of common stock.

Review of Business Segments

In the first six months of fiscal 2001, we made the following change to our segment reporting as a result of our restructuring programs and the changing dynamics of our business: Technology Services Network Integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

IKON North America
Revenues, excluding finance income, decreased by $2,672, or 0.1%, to $2,165,047 in the first six months of fiscal 2001 from $2,167,719 in the first six months of fiscal 2000. The decrease was primarily due to a decline in equipment service and rentals due to the closure of unprofitable or non-strategic locations associated with the restructuring program announced during the first quarter of fiscal 2000, offset by an increase in revenue from the sale of office and production equipment. Finance income increased by $25,766, or 17.0%, to $176,994 in the first six months of fiscal 2001, compared to $151,228 in the first six months of fiscal 2000. The increase was primarily due to growth in the lease portfolio. Operating income decreased by $30,426, or 14.3%, to $182,214 in the first six months of fiscal 2001 from $212,640 in the first six months of fiscal 2000, excluding the Charge. As described above, the decrease was due mainly to the higher level of committed investments targeted at making us more profitable and competitive, partially offset by savings and improved cost controls from prior productivity initiatives.

IKON Europe
Revenues including finance income decreased by $21,130, or 8.4%. Excluding the impact of foreign currency translation, revenues increased by $5,857, or 2.5%. Revenues, excluding finance income, decreased by $20,551, or 8.5%, to $221,434 in the first six months of fiscal 2001 from $241,985 in the first six months of fiscal 2000. The decrease was due mainly to the impact of foreign currency translation and a decrease in hardware sales in our technology services business, offset by an increase in revenue from the sale of office and production equipment. Finance income decreased by $579, or 5.3%, to $10,360 in the first six months of fiscal 2001 from $10,939 in the first six months of fiscal 2000. Operating income decreased by $1,324, or 11.8%, to $9,891 in the first six months of fiscal 2001 from $11,215 in the first six months of fiscal 2000, excluding the Charge, primarily due to the decrease in revenue offset by improved management of administrative expenses.

Other
Other revenues increased by $326, or 0.3%, to $105,442 in the first six months of fiscal 2001 from $105,116 in the first six months of fiscal 2000. There was an operating loss of $14,183 in the first six months of fiscal 2001, compared to a loss of $9,564 in the first six months of fiscal 2000, excluding the Charge. Increased losses relate primarily to the Company's Telephony and Business Imaging operations. Telephony has been impacted by changes in the economic climate and one-time charges to reduce its cost structure as this business is established as a separate unit. Business Imaging losses relate primarily to the cessation of a large commercial imaging contract in the first quarter of fiscal 2001 as well as investments in Virtual File Room, an IKON e-service.


Financial Condition and Liquidity

Net cash provided by operating activities for the first six months of fiscal 2001 was $81,114. During the same period, the Company used $171,352 of cash in investing activities, which included net finance subsidiary use of $122,095, capital expenditures for property and equipment of $50,506 and capital expenditures for equipment on operating leases of $24,833. Cash provided by financing activities of $141,314, includes repayments of $146,119 of non-finance subsidiaries' long-term debt and net repayments of $179,621 of finance subsidiaries' debt. Debt, excluding finance subsidiaries, was $1,085,054 at March 31, 2001, an increase of $259,348 from the debt balance at September 30, 2000 of $825,706. There was an increase of approximately $238,000 due to short-term corporate borrowings on behalf of our finance subsidiaries combined with an increase in borrowings for general corporate purposes. Excluding finance subsidiaries' debt and the impact of short-term loans to and from our finance subsidiaries' our debt to capital ratio was 36% at March 31, 2001, compared to 39% at March 31, 2000. Restricted cash on the consolidated balance sheets primarily represents cash collected on certain financing lease receivables, which must be used to repay the lease-backed notes. The foreign exchange contract payable represents amounts owed by the Company related to a foreign currency swap agreement that was settled on April 2, 2001.

As of March 31, 2001, short-term borrowings under a $600,000 credit agreement totaled $369,570. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

Finance subsidiaries debt decreased by $187,484 from September 30, 2000. During the six months ended March 31, 2001, IOSC repaid $1,193,102 of debt, received $633,000 from the issuance of lease-backed notes, received $308,000 from asset securitization conduit financing and received $7,685 from other borrowings. At March 31, 2001, $287,500 of medium term notes were outstanding with a weighted interest rate of 6.7%. At March 31, 2001, $1,572,765 of lease-backed notes were outstanding with a weighted interest rate of 6.8%. At March 31, 2001, IOSC had $471,500 available under its revolving asset securitization agreements. At March 31, 2001, IOSC's subsidiary, Ikon Receivables, LLC had $867,059 available for issuance under its asset backed securitization shelf registration statement and $1,123,350 available for issuance under its debt securities shelf registration statement.

The Company has also filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through March 31, 2001, leaving approximately 6,030 shares available for issuance.

During the first six months of fiscal 2001, the Company repurchased 2,497 shares of common stock for $7,654. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2001, including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.






                           Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001. We are currently evaluating the effect, if any, the adoption of SAB 101 will have on our consolidated financial statements.

In October 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," and EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement, and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. The Company is currently examining its practices in light of this interpretive guidance and does not expect a material impact from the application of EITF 00-10 and EITF 00-14 beginning in the fourth quarter of fiscal 2001.

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

PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with expert depositions occurring over the next two months. Discovery is set to close June 18, 2001. The Company believes that this claim is without merit and is vigorously defending the suit.

Item 4:     Submission of Matters to a Vote of Security Holders

              On February 21, 2001, the Company held its annual meeting of shareholders at which time ten directors were elected to hold office until the election of their successors.

                                                  For          Withheld
              Judith M. Bell                    120,280         10,050
              James R. Birle                    120,786          9,545
              Philip E. Cushing                 120,727          9,604
              James J. Forese                   120,347          9,984
              Robert M. Furek                   120,801          9,529
              Thomas R. Gibson                  120,774          9,557
              Richard A. Jalkut                 120,788          9,543
              Arthur E. Johnson                 120,648          9,682
              Kurt M. Landgraf                  120,714          9,616
              Marilyn M. Ware                   120,581          9,749


Item 6:  Exhibits and Reports on Form 8-K

      Reports on Form 8-K

             On January 31, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated January 25, 2001 regarding its results for the first quarter of fiscal 2001.

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




Date      May 15, 2001                         /s/ William S. Urkiel
          --------------------                 ------------------------
                                               William S. Urkiel
                                               Senior Vice President and
                                               Chief Financial Officer