Form 10-Q
period 2001-06-30
IKON OFFICE SOLUTIONS INC
filed 2001-08-13
CIK 3370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number     1-5964
                        ------------------------------------------------------


                           IKON OFFICE SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                               23-0334400
-------------------------------                             -----------------
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

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2001:

Common Stock, no par value                              141,827,683 shares

                                      INDEX

                           IKON OFFICE SOLUTIONS, INC.


PART I.  FINANCIAL INFORMATION


     Item 1.    Condensed Consolidated Financial Statements

                Consolidated Balance Sheets--June 30, 2001
                (unaudited) and September 30, 2000

                Consolidated Statements of Income--Three and nine months ended June 30, 2001 and 2000 (unaudited)

                Consolidated Statements of Cash Flows--Nine months ended June 30, 2001 and 2000 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk



PART II.  OTHER INFORMATION


    Item 1.     Legal Proceedings

    Item 6.     Exhibits and Reports on Form 8-K



SIGNATURES

                                                  IKON OFFICE SOLUTIONS, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                        ( in thousands )

                                                                                 June 30,                   September 30,
                                                                                   2001                          2000
ASSETS                                                                         (unaudited)
------
                                                                           ---------------------         ---------------------

Current Assets
      Cash and cash equivalents                                          $               50,157        $               78,118
      Restricted cash                                                                   145,070                        91,914
      Accounts receivable, less allowances of: June 30, 2001 - $29,839;
          September 30, 2000 - $35,322                                                  674,468                       723,051
      Finance receivables, net                                                        1,148,326                     1,087,215
      Inventories                                                                       324,727                       321,471
      Prepaid expenses and other current assets                                         107,316                       102,196
      Deferred taxes                                                                    108,832                       108,578
                                                                           ---------------------         ---------------------
      Total current assets                                                            2,558,896                     2,512,543
                                                                           ---------------------         ---------------------

Long-Term Finance Receivables, net                                                    2,144,335                     2,084,102

Equipment on Operating Leases, net                                                       65,786                        72,595

Property and Equipment, net                                                             218,266                       246,006

Goodwill, net                                                                         1,290,530                     1,318,197

Other Assets                                                                             62,332                       129,142
                                                                           ---------------------         ---------------------

                                                                         $            6,340,145        $            6,362,585
                                                                           =====================         =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt                                  $               15,025        $              176,629
      Current portion of long-term debt, finance subsidiaries                         1,100,549                     1,238,950
      Notes payable                                                                     250,695                        42,216
      Trade accounts payable                                                            198,860                       226,838
      Accrued salaries, wages and commissions                                           111,382                       143,644
      Deferred revenues                                                                 182,014                       195,790
      Other accrued expenses                                                            248,234                       284,464
                                                                           ---------------------         ---------------------
      Total current liabilities                                                       2,106,759                     2,308,531
                                                                           ---------------------         ---------------------

Long-Term Debt                                                                          603,823                       606,861

Long-Term Debt, Finance Subsidiaries                                                  1,522,817                     1,405,449

Deferred Taxes                                                                          448,317                       415,656

Other Long-Term Liabilities                                                             197,080                       184,996

Commitments and Contingencies

Shareholders' Equity
      Common stock, no par value:
          Authorized - 300,000 shares
          Issued: June 30, 2001 - 150,237 shares;
            September 30, 2000 - 150,296 shares
          Outstanding: June 30, 2001 - 141,823 shares;
            September 30, 2000 - 143,826 shares                                       1,012,738                     1,013,750
      Series 12 preferred stock, no par value: Authorized 480 shares
          Issued and Outstanding: June 30, 2001 - 0 shares;
            September 30, 2000 - 0 shares
      Unearned compensation                                                              (4,530)                       (6,814)
      Retained earnings                                                                 513,723                       468,770
      Accumulated other comprehensive loss                                              (27,905)                       (7,773)
      Common shares in treasury, at cost: June 30, 2001 - 7,487 shares;
          September 30, 2000 - 5,430 shares                                             (32,677)                      (26,841)
                                                                           ---------------------         ---------------------
                                                                                      1,461,349                     1,441,092
                                                                           ---------------------         ---------------------

                                                                         $            6,340,145        $            6,362,585
                                                                           =====================         =====================


See notes to condensed consolidated financial statements.

                                                   IKON OFFICE SOLUTIONS, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                             (in thousands, except per share amounts)
                                                           (unaudited)

                                                                Three Months Ended                      Nine Months Ended
                                                                    June 30,                                 June 30,
                                                         -------------------------------         -------------------------------
                                                             2001               2000                 2001               2000
                                                         -------------    --------------         -------------    --------------
Revenues
Net sales                                                $    641,858      $     720,066          $  2,001,648     $  2,080,636
Service and rentals                                           571,662            583,524             1,703,795        1,737,774
Finance income                                                 97,637             92,922               284,991          255,089
                                                          ------------      -------------          ------------     ------------
                                                            1,311,157          1,396,512             3,990,434        4,073,499
                                                          ------------      -------------          ------------     ------------

Costs and Expenses
Cost of goods sold                                            409,861            482,916             1,305,473        1,382,241
Service and rental costs                                      337,855            349,438             1,028,800        1,048,707
Finance interest expense                                       41,783             43,889               132,350          122,849
Selling and administrative                                    456,880            451,797             1,364,391        1,314,579
Restructuring charge                                                                                                     53,792
Asset impairment charge                                                                                                  51,548
                                                          ------------      -------------          ------------     ------------
                                                            1,246,379          1,328,040             3,831,014        3,973,716
                                                          ------------      -------------          ------------     ------------

Operating income                                               64,778             68,472               159,420           99,783
Gain on sale of investment                                                         3,288                                  3,288
Interest expense                                               18,345             18,314                54,222           51,934
                                                          ------------      -------------          ------------     ------------
Income from continuing operations before income
 taxes and extraordinary gain                                  46,433             53,446               105,198           51,137
Income taxes                                                   20,431             23,525                46,287           41,999
                                                          ------------      -------------          ------------     ------------
Income from continuing operations before
 extraordinary gain                                            26,002             29,921                58,911            9,138
Discontinued operations, net of income taxes of $942                                                     1,200
                                                          ------------      -------------          ------------     ------------
Income before extraordinary gain                               26,002             29,921                60,111            9,138
Extraordinary gain from early extinguishment of
 debt, net of income taxes of $1,342                                               1,707                                  1,707
                                                          ------------      -------------          ------------     ------------
Net Income                                               $     26,002      $      31,628          $     60,111     $     10,845
                                                          ============      =============          ============     ============

Basic and Diluted Earnings Per Common Share
      Continuing operations                              $       0.18      $        0.20          $       0.41     $       0.06
      Discontinued operations                                                                             0.01
      Extraordinary gain                                                            0.01                                   0.01
                                                          ------------      -------------          ------------     ------------
      Net income                                         $       0.18      $        0.21          $       0.42     $       0.07
                                                          ============      =============          ============     ============

Cash Dividends Per Common Share                          $       0.04      $        0.04          $       0.12     $       0.12
                                                          ============      =============          ============     ============


See notes to condensed consolidated financial statements.

                                                 IKON OFFICE SOLUTIONS, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                         (unaudited)
                                                                                              Nine Months Ended
                                                                                                   June 30,
                                                                                  ------------------------------------------
                                                                                        2001                    2000
                                                                                  ------------------      ------------------
Cash Flows from Operating Activities
      Net income                                                                $            60,111     $            10,845
      Additions (deductions) to reconcile net income to net cash provided by operating activities of continuing operations:
               Depreciation                                                                  88,758                  98,855
               Amortization                                                                  44,128                  47,929
               Provision for losses on accounts receivable                                    6,947                  20,007
               Provision for deferred income taxes                                           33,174                  35,435
               Provision for lease default reserves                                          47,224                  47,579
               Gain on asset securitizations                                                                            (73)
               Restructuring and asset impairment charges                                                           105,340
               Extraordinary gain from early extinguishment of debt                                                  (3,049)
               Gain on sale of investment                                                                            (3,288)
               Changes in operating assets and liabilities, net
                    of effects from acquisitions:
                         Decrease (increase) in accounts receivable                          40,041                 (31,923)
                         Increase in inventories                                             (4,572)                (51,570)
                         Increase in prepaid expenses and other current assets              (10,435)                 (1,872)
                         Decrease in accounts payable, deferred
                             revenues and accrued expenses                                  (99,150)                (16,032)
               Decrease in accrued shareholder litigation settlement                                               (117,177)
               Decrease in accrued restructuring                                            (13,902)                (18,017)
               Other                                                                          1,628                   6,624
                                                                                  ------------------      ------------------
Net cash provided by operating activities of continuing operations                          193,952                 129,613
Discontinued operations                                                                       2,142
                                                                                  ------------------      ------------------
Net cash provided by operating activities                                                   196,094                 129,613
                                                                                  ------------------      ------------------

Cash Flows from Investing Activities
      Cost of companies acquired, net of cash acquired                                       (2,666)                 (3,745)
      Proceeds from the sale of investment                                                                            3,516
      Expenditures for property and equipment                                               (68,737)                (70,996)
      Expenditures for equipment on operating leases                                        (34,709)                (31,550)
      Proceeds from the sale of property and equipment                                       37,945                   8,363
      Proceeds from the sale of equipment on operating leases                                10,209                  11,702
      Finance receivables - additions                                                    (1,381,790)             (1,427,765)
      Finance receivables - collections                                                   1,187,403               1,091,314
      Proceeds from the sale of finance subsidiaries' lease receivables                      15,940                  25,603
      Repurchase of finance subsidiary's lease receivables                                                         (275,000)
      Other                                                                                    (317)                 (2,595)
                                                                                  ------------------      ------------------
Net cash used in investing activities                                                      (236,722)               (671,153)
                                                                                  ------------------      ------------------

Cash Flows from Financing Activities
      Short-term borrowings, net                                                            264,907                 223,963
      Proceeds from issuance of long-term debt                                               36,747                   8,459
      Long-term debt repayments                                                            (193,284)                (30,955)
      Finance subsidiaries' debt - issuances                                              2,080,191               1,633,662
      Finance subsidiaries' debt - repayments                                            (2,094,733)             (1,169,850)
      Dividends paid                                                                        (17,022)                (17,896)
      Deposit to restricted cash                                                            (53,156)                (59,554)
      Purchase of treasury shares and other                                                  (3,972)                (11,769)
                                                                                  ------------------      ------------------
Net cash provided by financing activities                                                    19,678                 576,060
                                                                                  ------------------      ------------------

Effects of exchange rate changes on cash and cash equivalents                                (7,011)                 11,307
                                                                                  ------------------      ------------------

Net (decrease) increase in cash and cash equivalents                                        (27,961)                 45,827
Cash and cash equivalents at beginning of period                                             78,118                   3,386
                                                                                  ------------------      ------------------
Cash and cash equivalents at end of period                                      $            50,157     $            49,213
                                                                                  ==================      ==================


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


Note 2:    Restructuring and Asset Impairment Charges

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the Charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000, the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at June 30, 2001, which is included in other accrued expenses on the consolidated balance sheets:

                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001           June 30,
    First Quarter Fiscal 2000 Charge                      2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $3,989          $(3,164)            $825
    Contractual Commitments                               10,440           (5,286)           5,154
                                                    ------------------- ------------- -------------------
        Total                                            $14,429          $(8,450)          $5,979
                                                    =================== ============= ===================



                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001           June 30,
    Fourth Quarter Fiscal 2000 Charge                     2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $6,092          $(3,938)          $2,154
    Contractual Commitments                                7,285           (1,514)           5,771
                                                    ------------------- ------------- -------------------
        Total                                            $13,377          $(5,452)          $7,925
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

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2:  Restructuring and Asset Impairment Charges - continued


                                    Remaining                             Remaining
                                 Employees to be     Fiscal 2001        Employees to be
                              Terminated as of         Employee        Terminated as of
                               September 30, 2000    Terminations        June 30, 2001
    -----------------------------------------------------------------------------------------
    First Quarter                      400              (400)                  0
    Fourth Quarter                     380              (272)                 108



                                    Remaining                              Remaining
                                   Sites to be                            Sites to be
                                  Closed as of       Fiscal 2001          Closed as of
                               September 30, 2000    Sites Closed         June 30, 2001
    -----------------------------------------------------------------------------------------
    First Quarter                       4                (4)                   0
    Fourth Quarter                      5                (3)                   2

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

As of June 30, 2001, all of IKON's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IKON uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2001, unrealized net losses totaling $16,400 after taxes were recorded in OCI, including the $5,584 cumulative effect adjustment as of October 1, 2000.


Note 4:  Lease-backed Notes

In addition to the $1,267,641 of lease-backed notes (the "Notes") outstanding at September 30, 2000, on December 7, 2000, IKON Receivables, LLC (a consolidated affiliate of our U.S. finance subsidiary, IOS Capital, Inc., "IOSC") issued $634,431 of lease-backed notes (the "2000-2 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2000-2 Notes are comprised of Class A-1 Notes totaling $193,532 and have a stated interest rate of 6.66125%, Class A-2 Notes totaling $70,193 have a stated interest rate of 6.60%, Class A-3 Notes totaling $290,800 have a variable interest rate and Class A-4 Notes totaling $79,906 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 6.475% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.27% (which has been fixed at 6.475% through an interest

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  Lease-backed Notes - continued

rate swap). The 2000-2 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2000-2 Notes are made from payments received on the equipment leases. The Company received $633,000 in net proceeds from the issuance of the 2000-2 Notes and used $582,795 of that amount to repay asset securitization conduit financing.

Additionally, on June 28, 2001, IKON Receivables, LLC issued $595,200 of lease-backed notes (the "2001-1 Notes") under its $2,000,000 shelf registration statement filed with the Securities and Exchange Commission. The 2001-1 Notes are comprised of Class A-1 Notes totaling $168,000 and have a stated interest rate of 3.73375%, Class A-2 Notes totaling $41,000 have a stated interest rate of 4.16%, Class A-3 Notes totaling $260,000 have a variable interest rate, and Class A-4 Notes totaling $126,200 have a variable interest rate. Class A-3 Notes pay an interest rate of one-month LIBOR plus 0.23% (which has been fixed at 4.825% through an interest rate swap). Class A-4 Notes pay an interest rate of one-month LIBOR plus 0.26% (which has been fixed at 5.435% through an interest rate swap). The 2001-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2001-1 Notes are made from payments received on the equipment leases. The Company received $593,761 in net proceeds from the issuance of the 2001-1 Notes and used $455,000 of that amount to repay asset securitization conduit financing.


Note 5:  Asset Securitization Conduit Financing


On December 7, 2000, IOSC repaid $582,795 of asset securitization conduit financing when it issued the 2000-2 Notes described above. On June 28, 2001, IOSC repaid $455,000 of asset securitization conduit financing when it issued the 2001-1 Notes described above. For the first nine months of fiscal 2001, IOSC pledged or transferred $524,216 in financing lease receivables for $473,000 in cash in connection with its revolving asset securitization conduit financings which include the March 31, 2001 transaction described below.

On March 31, 2001, IOSC entered into a new asset securitization conduit financing agreement. The agreement is for an initial 364-day term with certain renewal provisions and was structured as a revolving asset securitization so that as collections reduce previously pledged interests in this new pool of leases, additional leases can be pledged up to $300,000. The terms of the agreement require that IOSC continue to service the lease portfolio. Under this new agreement, IOSC pledged or transferred $33,299 in financing lease receivables for $28,000 in cash and a retained interest in the remainder.


Note 6:  Unsecured Public Debt


On June 15, 2001, IOSC issued $250,000 of unsecured public debt with an interest rate of 9.75% (10% yield including the original issue discount) which is due on June 15, 2004. Interest is paid on the unsecured public debt semi-annually beginning December 15, 2001. With the net proceeds from the issuance, IOSC repaid $150,000 of 6.730% medium term notes due June 15, 2001 and will use the remainder of the proceeds for general corporate purposes.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 7:  Comprehensive Income

Total comprehensive income is as follows:

                                                               Three Months Ended                       Nine Months Ended
                                                                    June 30,                                June 30,
                                                            2001                2000               2001                 2000
                                                       ----------------    ---------------    ----------------    -----------------
Net income                                                     $26,002            $31,628             $60,111              $10,845
Foreign currency translation adjustments                         3,315            (1,547)             (3,732)              (2,400)
Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of tax                                                                              (5,584)
Net gain (loss) on derivative financial instruments,
  net of tax                                                     1,597                               (10,816)
                                                       ----------------    ---------------    ----------------    -----------------

Total comprehensive income                                     $30,914            $30,081             $39,979               $8,445
                                                       ================    ===============    ================    =================

Minimum pension liability is adjusted at each year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(11,337), $(168) and $(16,400), respectively, at June 30, 2001 and $(7,605), $(168) and $0, respectively, at September 30, 2000.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                              Three Months Ended                      Nine Months Ended
                                                                   June 30,                                June 30,
                                                            2001               2000                2001                2000
                                                       ---------------     --------------     ----------------    ---------------
Numerator:
Income from continuing operations                             $26,002            $29,921              $58,911             $9,138
                                                       ===============     ==============     ================    ===============
Denominator:
Denominator  for basic  earnings  per  common  share
-  weighted average common shares                             141,546            148,922              142,121            149,158
                                                       ---------------     --------------     ----------------    ---------------
Effect of dilutive securities:
   Employee stock awards                                          402                                      88
   Employee stock options                                       3,483                 19                1,773                159
                                                       ---------------     --------------     ----------------    ---------------
Dilutive potential common shares                                3,885                 19                1,861                159
                                                       ---------------     --------------     ----------------    ---------------

Denominator for diluted earnings  per
   common share - adjusted weighted average
   common shares and assumed conversions                      145,431            148,941              143,982            149,317
                                                       ===============     ==============     ================    ===============
Basic and diluted earnings per common share
   from continuing operations                                   $0.18              $0.20                $0.41              $0.06
                                                       ===============     ==============     ================    ===============

Options to purchase 4,982 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the third quarter of fiscal 2001 and options to purchase 8,951 shares of common stock at $5.94 per share to $56.42 per share were outstanding during the third quarter of fiscal 2000, but were not included in the computation of diluted earnings per common share because the option prices were greater than the average market price of the common shares and therefore the effect would be antidilutive.

Options to purchase 7,508 shares of common stock at $5.39 per share to $56.42 per share were outstanding during the first nine months of fiscal 2001 and options to purchase 5,989 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the first nine months of fiscal 2000, but were not included in the computation of diluted earnings per common share because the option prices were greater than the average market price of the common shares and therefore the effect would be antidilutive.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 9:    Segment Reporting

In the first quarter of fiscal 2001, we made the following change to our segment reporting as a result of our restructuring program and the changing dynamics of our business: Technology Services Network Integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

The table below presents segment information for the three months ended June 30, 2001 and 2000:

                                              IKON                                         Corporate
                                             North            IKON                            And
                                            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Three Months Ended June 30, 2001
Revenues, excluding finance income          $1,059,146       $103,231        $51,143                         $1,213,520
Finance income                                  92,762          4,875                                            97,637
Operating income (loss)                        115,723          7,612        (5,636)        $(52,921)            64,778
Interest expense                                                                             (18,345)          (18,345)
Income before income taxes                                                                                       46,433

Three Months Ended June 30, 2000
Revenues, excluding finance income          $1,132,420       $112,446        $58,724                         $1,303,590
Finance income                                  87,602          5,320                                            92,922
Operating income (loss)                        111,678          6,577        (3,429)        $(46,354)            68,472
Gain on sale of investment                                                                      3,288             3,288
Interest expense                                                                             (18,314)          (18,314)
Income before income taxes and
  extraordinary gain                                                                                             53,446


The table below presents segment information for the nine months ended June 30, 2001 and 2000:

                                              IKON                                         Corporate
                                             North            IKON                            And
                                            America          Europe         Other         Eliminations        Total
                                          -------------    -----------    -----------     ------------     -------------
Nine Months Ended June 30, 2001
Revenues, excluding finance income          $3,224,193       $324,665       $156,585                         $3,705,443
Finance income                                 269,756         15,235                                           284,991
Operating income (loss)                        287,394         17,503       (19,819)       $(125,658)           159,420
Interest expense                                                                             (54,222)          (54,222)
Income from continuing operations before
  income taxes                                                                                                  105,198

Nine Months Ended June 30, 2000
Revenues, excluding finance income          $3,301,824       $354,431       $162,155                         $3,818,410
Finance income                                 238,830         16,259                                           255,089
Operating income (loss) before
  restructuring and asset impairment charge    318,977         17,831       (12,884)       $(118,801)           205,123
Restructuring and asset impairment charge     (39,810)        (4,286)        (7,066)         (54,178)         (105,340)
Operating income (loss)                        279,167         13,545       (19,950)        (172,979)            99,783
Gain on sale of investment                                                                      3,288             3,288
Interest expense                                                                             (51,934)          (51,934)
Income before income taxes and
  extraordinary gain                                                                                             51,137

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10:    Contingencies

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with expert depositions occurring during the first two weeks of August 2001. Discovery is set to close August 17, 2001. The Company believes that this claim is without merit and is vigorously defending the suit.

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


Note 11:    Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001. The Company does not expect a material impact from the adoption of SAB 101 on our consolidated financial statements.

In October 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," and EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. We are required to begin reporting changes, if any, from the application of EITF 00-10 and EITF 00-14 in the fourth quarter of fiscal year 2001. The Company does not expect a material impact from the application of EITF 00-10 and EITF 00-14 on our consolidated financial statements.

                           IKON OFFICE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Pending Accounting Changes - continued

On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company does not expect a material impact from the adoption of SFAS 141 on our consolidated financial statements.

SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt SFAS 142 effective October 1, 2001 and is currently evaluating the impact on our consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar and share amounts are in thousands.

The Company provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting, e-business development, telecommunications services and technology training.

Results of Operations
This discussion reviews the results of operations of the Company as reported in the consolidated statements of operations.

                        Three Months Ended June 30, 2001
               Compared with the Three Months Ended June 30, 2000

Results of operations for the third quarter of fiscal 2001, compared to the third quarter of fiscal 2000, were as follows:

Our third quarter revenues were $1,311,157, compared to $1,396,512 in the third quarter of fiscal 2000. Excluding the impact of foreign currency translation, revenues decreased by $75,692, or 5.4%. This resulted from decreases in net sales and service and rentals revenue, offset by an increase in finance income as described below.

Net sales from the sale of office and production equipment, supplies and technology hardware, declined by $78,208, or 10.9%, largely due to a decline in technology hardware and copier/printer equipment sales. Sales of technology hardware, such as computers, routers and servers, accounted for approximately one-third of the overall decrease in Net sales as the Company has de-emphasized sales of these low-margin products. Sales of copier/printer equipment declined in response to ongoing economic and competitive pressures as well as the Company's strategic focus on moving from low-end, lower margin products to high-end, higher margin products.

Service and rentals revenue, which represents equipment service, outsourcing, including facilities management, technology services and rentals, decreased by $11,862, or 2.0%, compared to the third quarter of fiscal 2000. This was due to a decrease in equipment service, partially offset by an increase in outsourcing revenues led by strong growth in facilities management. The decrease in equipment service was due to a decline in analog copier service revenue that has not yet been replaced by digital and high-end copier service revenue, as well as a shift to facilities management contracts. Revenue from outsourcing, which includes facilities management, off-site digital print services for specialized, high-volume printing and specialized legal document and imaging services, increased by 4%.

Finance income increased by $4,715, or 5.1%, compared to the third quarter of fiscal 2000, primarily due to growth in the lease portfolio. During the third quarter of fiscal 2001, over 74% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, Inc. ("IOSC") compared to 72% during the third quarter of fiscal 2000.

Overall gross margin was 39.8%, compared to 37.3% in the third quarter of fiscal 2000. The gross margin on net sales increased to 36.1% from 32.9% in the third quarter of fiscal 2000, reflecting the benefit of increased sales of high-end, high margin products, ongoing productivity initiatives as well as reduced sales of low-margin technology hardware. The gross margin on service and rentals increased to 40.9% from 40.1% in the third quarter of fiscal 2000, primarily due to improved productivity in our service operations. The gross margin on finance income increased to 57.2% compared to 52.8% in the third quarter of fiscal 2000, primarily due to growth in the lease portfolio and a decrease in finance interest expense. Finance interest expense decreased primarily as a result of lower average borrowings by the Company's finance subsidiaries from sources other than the parent Company and higher average borrowings by the parent company on behalf of the finance subsidiaries in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Interest on parent company borrowings is reflected as interest expense while interest on finance subsidiaries' borrowings is reflected as finance interest expense.

Selling and administrative expense as a percent of revenue was 34.8% in the third quarter of fiscal 2001, compared to 32.4% in the third quarter of fiscal 2000. The increase was primarily due to committed investments targeted at making the Company more profitable and competitive in the long-term and the impact of lower revenues compared to the third quarter of fiscal 2000. These investments are targeted at the Company's sales force, centralization initiatives and new market offerings, which include new products for the production environment, Digital Express(R) 2000 and our e-Commerce program. Also, included in selling and administrative expenses were some additional charges for technology and print production closing costs, severance and a legal reserve provision, totaling in the aggregate approximately $6,000. These increased costs were partially offset by savings and improved cost controls from prior infrastructure investments, including centralized credit and purchasing, and shared services as well as a gain of $1,700 related to the sale of specific real estate in the UK.

Our operating income decreased by $3,694 compared to the third quarter of fiscal 2000. Our operating margin was 4.9% in both the third quarter of fiscal 2001 and 2000.

During the three months ended June 30, 2000, we sold certain equity securities that were previously held for investment and recognized a pre-tax gain of $3,288 on the sale.

Interest expense was $18,345 for the three months ended June 30, 2001 compared to $18,314 for the three months ended June 30, 2000.

The effective income tax rate was 44% for the three months ended June 30, 2001 and 2000.

During the three months ended June 30, 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Diluted earnings per common share were $0.18 in the third quarter of fiscal 2001, compared to $0.21 in the third quarter of fiscal 2000. Excluding the after-tax effect of the gain from the sale of the equity securities and the gain from the early extinguishment of debt, diluted earnings per common share were $0.19 in the third quarter of fiscal 2000.

Review of Business Segments

IKON North America
Revenues, excluding finance income, decreased by $73,274, or 6.5%, to $1,059,146 in the third quarter of fiscal 2001 from $1,132,420 in the third quarter of fiscal 2000. The decrease was primarily due to a decline in revenue from sales of technology hardware, low-end copier/printer and fax equipment as well as ongoing economic and competitive pressures. This decrease was partially offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 production equipment. Finance income increased by $5,160, or 5.9%, to $92,762 in the third quarter of fiscal 2001, compared to $87,602 in the third quarter of fiscal 2000. The increase was primarily due to growth in the lease portfolio. Operating income increased by $4,045, or 3.6%, to $115,723 in the third quarter of fiscal 2001 from $111,678 in the third quarter of fiscal 2000. As described above, the increase was due to higher gross margins and improved cost controls from prior productivity initiatives partially offset by the higher level of committed investments targeted at making the Company more profitable and competitive in the long-term.

IKON Europe
Revenues, including finance income, decreased by $9,660, or 8.2%. Excluding the impact of foreign currency translation, revenues decreased by $1,177, or 1.0%. Revenues, excluding finance income, decreased by $9,215, or 8.2%, to $103,231 in the third quarter of fiscal 2001 from $112,446 in the third quarter of fiscal 2000. This decrease was due mainly to the impact of foreign currency translation and a decrease in hardware sales in our technology services business, offset by growth in outsourcing and the sale of office and production equipment. Finance income decreased by $445, or 8.4%, to $4,875 in the third quarter of fiscal 2001 from $5,320 in the third quarter of fiscal 2000. Operating income increased by $1,035, or 15.7%, to $7,612 in the third quarter of fiscal 2001 from $6,577 in the third quarter of fiscal 2000, due primarily to improved management of administrative expenses offset by the decrease in revenue.

Other
Other revenues decreased by $7,581, or 12.9%, to $51,143 in the third quarter of fiscal 2001 from $58,724 in the third quarter of fiscal 2000. There was an operating loss of $5,636 in the third quarter of fiscal 2001 compared to an operating loss of $3,429 in the third quarter of fiscal 2000. The increase in operating loss relates primarily to the Company's Telephony and Education operations. Telephony and Education have been impacted by negative changes in the economic climate and certain closing and severance costs designed to reduce their cost structures for improved long-term profitability.


                         Nine Months Ended June 30, 2001
                Compared with the Nine Months Ended June 30, 2000

Results of operations for the nine months ended June 30, 2001, compared to the nine months ended June 30, 2000 were as follows:

Our revenues decreased by $83,065, or 2.0%, compared to the nine months ended June 30, 2000. Excluding the impact of foreign currency translation, revenues decreased by $42,165, or 1.0%. This decrease resulted from decreases in net sales and service and rentals revenue offset by growth in finance income as described below.

Net sales from the sale of office and production equipment, supplies and technology hardware, decreased by $78,988, or 3.8%, largely due to a decline in technology hardware and low-end copier/printer equipment sales. Sales of technology hardware, such as computers, routers and servers, decreased as the Company has de-emphasized sales of these low-margin products. Sales of copier/printer equipment declined in response to ongoing economic and competitive pressures as well as the Company's strategic focus on moving from low-end, lower margin products to high-end, higher margin products.

Service and rentals revenue, which represents equipment service, outsourcing, including facilities management, technology services and rentals, decreased by $33,979, or 2.0%, compared to the nine months ended June 30, 2000. The decrease was primarily due to a decrease in equipment service and technology services revenue, partially offset by increased outsourcing revenue that was led by strong growth in facilities management. The decrease in equipment service was due to a decrease in analog copier service revenue that has not yet been replaced by digital and high-end copier service revenue, as well as a shift to facilities management contracts. Revenue from outsourcing, which includes facilities management, off-site digital print services for specialized, high-volume printing and specialized legal document and imaging services, increased by 5.3%, compared to the nine months ended June 30, 2000.

Finance income increased by $29,902, or 11.7%, compared to the nine months ended June 30, 2000, primarily due to growth in the lease portfolio.

Gross margin was 38.2%, compared to 37.3% in the nine months ended June 30, 2000. The gross margin on net sales increased to 34.8% from 33.6% in the nine months ended June 30, 2000, primarily due to the favorable mix of high-end versus low-end equipment placements and the decrease in sales of low-margin hardware described above. The gross margin on service and rentals remained relatively consistent at 39.6%, compared to 39.7% in the nine months ended June 30, 2000. The gross margin on finance income increased to 53.6% from 51.8% in the nine months ended June 30, 2000 due to the growth in the lease portfolio and decrease in finance interest expense in the third quarter as described above.

Selling and administrative expense as a percent of revenue was 34.2% for the nine months ended June 30, 2001, compared to 32.3% (32.7%, excluding $17,000 of insurance proceeds related to the shareholder litigation settlement) for the nine months ended June 30, 2000. The increase was primarily due to committed investments targeted at making the Company more profitable and competitive in the long-term and the impact of lower revenues compared to the first nine months of fiscal 2000. These investments are targeted at the Company's sales force, centralization initiatives and new market offerings, which include new products for the production environment, Digital Express(R) 2000 and our e-Commerce program. Also, included in selling and administrative expenses were some additional charges for technology and print production closing costs, severance and a legal reserve provision. These increased costs were partially offset by savings and improved cost controls from prior infrastructure investments, including centralized credit and purchasing, and shared services.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. As a result, $15,961 was reversed from the first quarter charge and the total amount of the Charge was adjusted to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). Also, in the fourth quarter of fiscal 2000, the Company announced plans to address the changing market conditions impacting Technology Services, IKON North America, and Outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The following presents a reconciliation of the components of the first and fourth quarter fiscal 2000 pre-tax restructuring and asset impairment charges at September 30, 2000 to the balance remaining at June 30, 2001, which is included in other accrued expenses on the consolidated balance sheets:


                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001           June 30,
    First Quarter Fiscal 2000 Charge                      2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $3,989          $(3,164)            $825
    Contractual Commitments                               10,440           (5,286)           5,154
                                                    ------------------- ------------- -------------------
        Total                                            $14,429          $(8,450)          $5,979
                                                    =================== ============= ===================

                                                        Remaining                         Remaining
                                                         Balance           Fiscal          Balance
                                                      September 30,         2001           June 30,
    Fourth Quarter Fiscal 2000 Charge                     2000            Payments           2001
    ----------------------------------------------- ------------------- ------------- -------------------
    Severance                                             $6,092          $(3,938)          $2,154
    Contractual Commitments                                7,285           (1,514)           5,771
                                                    ------------------- ------------- -------------------
        Total                                            $13,377          $(5,452)          $7,925
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



                                    Remaining                             Remaining
                                 Employees to be     Fiscal 2001          Sites to be
                                Terminated as of      Employee           Closed as of
                               September 30, 2000    Terminations        June 30, 2001
    -----------------------------------------------------------------------------------------
    First Quarter                      400              (400)                  0
    Fourth Quarter                     380              (272)                 108


                                    Remaining                             Remaining
                                   Sites to be                            Sites to be
                                  Closed as of       Fiscal 2001         Closed as of
                               September 30, 2000    Sites Closed        June 30, 2001
    -----------------------------------------------------------------------------------------
    First Quarter                       4                (4)                   0
    Fourth Quarter                      5                (3)                   2

Operating income increased by $59,637, compared to the nine months ended June 30, 2000. Excluding the Charge and $17,000 of insurance proceeds related to the shareholder litigation settlement in fiscal 2000, our operating income decreased by $28,703. Operating margin was 4.0% in the nine months ended June 30, 2001, compared to 4.6% in the nine months ended June 30, 2000, excluding the Charge and insurance proceeds. The decrease was primarily due to the higher level of investment spending partially offset by the improved overall gross margin described above.

During the nine months ended June 30, 2000, we sold certain equity securities that were previously held for investment and recognized a pre-tax gain of $3,288 on the sale.

Interest expense increased by $2,288, or 4.4%, due to higher average borrowings in the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000.

The effective income tax rate was 44.0% for the nine months ended June 30, 2001 and 2000, excluding the Charge and insurance proceeds.

During the nine months ended June 30, 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

During the nine months ended June 30, 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Diluted earnings per common share were $0.42 for the nine months ended June 30, 2001, compared to $0.07 for the nine months ended June 30, 2000. Excluding the after-tax effect of the gain from discontinued operations in fiscal 2001 and the insurance proceeds, the Charge, gain on sale of investment and extraordinary gain from early extinguishment of debt in fiscal 2000, diluted earnings per common share were $0.41 for the nine months ended June 30, 2001, compared to $0.51 for the nine months ended June 30, 2000. In the nine months ended June 30, 2001, we repurchased 2,497 shares of common stock.

Review of Business Segments

In fiscal 2001, we made the following change to our segment reporting as a result of our restructuring programs and the changing dynamics of our business:
Technology Services Network Integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

IKON North America
Revenues, excluding finance income, decreased by $77,631, or 2.4%, to $3,224,193 in the first nine months of fiscal 2001 from $3,301,824 in the first nine months of fiscal 2000. The decrease was primarily due to a decline in revenue from sales of technology hardware, low-end copier/printer and fax equipment as well as ongoing economic and competitive pressures. This decrease was partially offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 production equipment. Finance income increased by $30,926, or 12.9%, to $269,756 in the first nine months of fiscal 2001, compared to $238,830 in the first nine months of fiscal 2000. The increase was primarily due to growth in the lease portfolio. Operating income decreased by $31,583, or 9.9%, to $287,394 in the first nine months of fiscal 2001 from $318,977 in the first nine months of fiscal 2000, excluding the Charge. The decrease was due mainly to the higher level of committed investments targeted at making the Company more profitable and competitive, partially offset by savings and improved cost controls from prior productivity initiatives.

IKON Europe
Revenues, including finance income, decreased by $30,790, or 8.3%. Excluding the impact of foreign currency translation, revenues increased by $4,680, or 1.4%. Revenues, excluding finance income, decreased by $29,766, or 8.4%, to $324,665 in the first nine months of fiscal 2001 from $354,431 in the first nine months of fiscal 2000. The decrease was due mainly to the impact of foreign currency translation and a decrease in hardware sales in our technology services business, offset by an increase in revenue from the sale of office and production equipment. Finance income decreased by $1,024, or 6.3%, to $15,235 in the first nine months of fiscal 2001 from $16,259 in the first nine months of fiscal 2000. Operating income decreased by $328, or 1.8%, to $17,503 in the first nine months of fiscal 2001 from $17,831 in the first nine months of fiscal 2000, excluding the Charge, primarily due to the decrease in revenue, offset by improved management of administrative expenses.

Other
Other revenues decreased by $5,570, or 3.4%, to $156,585 in the first nine months of fiscal 2001 from $162,155 in the first nine months of fiscal 2000. There was an operating loss of $19,819 in the first nine months of fiscal 2001, compared to an operating loss of $12,884 in the first nine months of fiscal 2000, excluding the Charge. Increased operating losses relate primarily to the Company's Telephony, Education and Business Imaging operations. Telephony and Education have been impacted by negative changes in the economic climate and certain closing and severance costs designed to reduce their cost structures for improved long-term profitability. Business Imaging losses relate primarily to the cessation of a large commercial imaging contract in the first quarter of fiscal 2001 as well as investments in Virtual File Room, an IKON e-service.


Financial Condition and Liquidity

Net cash provided by operating activities for the first nine months of fiscal 2001 was $196,094. During the same period, the Company used $236,722 of cash in investing activities, which included net finance subsidiary use of $178,447, capital expenditures for property and equipment of $68,737 and capital expenditures for equipment on operating leases of $34,709. Cash provided by financing activities of $19,678, includes repayments of $193,284 of non-finance subsidiaries' long-term debt and net repayments of $14,542 of finance subsidiaries' debt. Debt, excluding finance subsidiaries, was $869,543 at June 30, 2001, an increase of $43,837 from the debt balance at September 30, 2000 of $825,706. There was an increase of approximately $174,000 due to short-term corporate borrowings on behalf of our finance subsidiaries combined with an increase in borrowings for general corporate purposes. Excluding finance subsidiaries' debt and the impact of short-term loans to and from our finance subsidiaries, our debt to capital ratio was 34% at June 30, 2001, compared to 39% at June 30, 2000, primarily due to funding fiscal 2001 corporate debt maturities with current cash flows. Restricted cash on the consolidated balance sheets primarily represents cash collected on certain financing lease receivables, which must be used to repay certain lease-backed notes.

As of June 30, 2001, short-term borrowings under a $600,000 credit agreement totaled $222,903. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

As of June 30, 2001, finance subsidiaries' debt decreased by $21,033 from September 30, 2000. During the nine months ended June 30, 2001, IOSC repaid $2,020,022 of debt and received $1,226,761 from the issuance of lease-backed notes, $473,000 from asset securitization conduit financing and $8,640 from other borrowings. Also, on June 15, 2001, IOSC issued $250,000 of unsecured public debt with an interest rate of 9.75% (10% yield including the original issue discount) which is due on June 15, 2004. Interest is paid on the unsecured public debt semi-annually beginning December 15, 2001.

At June 30, 2001, $82,000 of medium term notes were outstanding with a weighted interest rate of 8.9% and $2,002,087 of lease-backed notes were outstanding with a weighted interest rate of 5.9%. At June 30, 2001, IOSC had $757,000 available under its revolving asset securitization conduit financing agreements and $873,250 available for issuance under its debt securities shelf registration statement. At June 30, 2001, IOSC's subsidiary, Ikon Receivables, LLC had $271,859 available for issuance under its asset backed securitization shelf registration statement. At June 30, 2001, our non-U.S. finance subsidiaries had $80,000 available under their revolving asset securitization conduit financing agreements.

The Company has also filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through June 30, 2001, leaving approximately 6,030 shares available for issuance.

During the first nine months of fiscal 2001, the Company repurchased 2,497 shares of common stock for $7,654. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2001, including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.

                           Pending Accounting Changes

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any change resulting from the application of SAB 101 will be reported as a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." In June 2000, the SEC issued SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to begin reporting changes, if any, to our revenue recognition policy in the fourth quarter of fiscal year 2001. The Company does not expect a material impact from the adoption of SAB 101 on our consolidated financial statements.

In October 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," and EITF 00-14, "Accounting for Certain Sales Incentives." EITF 00-10 addresses the income statement classification for shipping and handling fees and costs. EITF 00-14 addresses recognition, measurement and income statement classification for certain sales incentives including discounts, coupons, rebates, and free products or services. We are required to begin reporting changes, if any, from the application of EITF 00-10 and EITF 00-14 in the fourth quarter of fiscal year 2001. The Company does not expect a material impact from the application of EITF 00-10 and EITF 00-14 on our consolidated financial statements.

On June 29, 2001, the FASB unanimously approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.

SFAS 141 supercedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company does not expect a material impact from the adoption of SFAS 141 on our consolidated financial statements.

SFAS 142 supercedes APB 17, Intangible Assets. SFAS 142 primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 will be permitted for companies with a fiscal year beginning after March 15, 2001, provided their first quarter financial statements have not been previously issued. In all cases, SFAS 142 must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company intends to adopt SFAS 142 effective October 1, 2001 and is currently evaluating the impact on our consolidated financial statements.


Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including acquisitions, capital expenditures and working capital needs. Finance subsidiaries' long-term debt is used to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company's 2000 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

Item 1:       Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. contains a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is ongoing, with expert depositions occurring during the first two weeks of August 2001. Discovery is set to close August 17, 2001. The Company believes that this claim is without merit and is vigorously defending the suit.



Item 6:  Exhibits and Reports on Form 8-K

    a.)  Exhibits

             10.49 Executive Employment Contract for Don H. Liu

             10.51 Executive Employment Contract for William S. Urkiel

    b.)  Reports on Form 8-K

             On April 26, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the form, information contained in its press release dated April 26, 2001 regarding its results for the second quarter of fiscal 2001.

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




Date August 13, 2001                              /s/ William S. Urkiel
     ----------------                             ------------------------
                                                  William S. Urkiel
                                                  Senior Vice President and
                                                  Chief Financial Officer