Form 10-K
period 2001-09-30
IKON OFFICE SOLUTIONS INC
filed 2001-12-26
CIK 3370

As filed with the Securities and Exchange Commission on December 21, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 834, Valley Forge, Pennsylvania	19482
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value (with Preferred Share Purchase Rights)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 1, 2001, was approximately $1,517,113,738 based upon the closing sales price on the New York Stock Exchange Composite Tape of $10.72 per common share on December 1, 2001. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

        The number of shares of common stock, no par value, of the registrant outstanding as of December 18, 2001 was 141,865,667.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II—Portions of the Registrant’s Annual Report to Shareholders
for fiscal year ended September 30, 2001

Part III—Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders

FORWARD-LOOKING INFORMATION

        IKON Office Solutions, Inc. (the “Registrant,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the restructuring programs and productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of the Oracle e-business suite; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

        The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Registrant does not intend to update these forward-looking statements.

        In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such “forward-looking” statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the “forward-looking” statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail herein): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; managing the integration of acquired businesses; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Competition.    The Registrant operates in a highly competitive environment. There are a number of companies worldwide with significant financial resources which compete with the Registrant to provide similar products and services, such as Canon, Ricoh, Océ, Xerox and Danka. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. In addition, the financial pressures faced by some of the Registrant’s competitors may cause them to engage in uneconomic pricing practices, which may cause the prices that the Registrant is able to charge in the future for its products and services to be less than the Registrant has historically charged. The Registrant’s future success is based in large part upon its ability to successfully compete in its current markets and expand into additional products and services offerings. The intense competition inherent in the Registrant’s industry could also result in additional pressure in pricing and the retention of customers which could negatively affect the Registrant’s results of operations.

Pricing.    The Registrant’s ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

Transition to Digital.    The analog segment of the office equipment market continues to decline as the office equipment industry transitions to digital technology. This transition represents a significant technological change in the Registrant’s industry with ramifications that cannot be fully foreseen. Some of the digital products placed by the Registrant replace or compete with the analog products placed by the Registrant. If the Company does not adapt successfully to these changes, our actual results may differ materially from those expected.

Vendor Relationships.    The Registrant’s access to equipment, parts and supplies is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. The cessation or deterioration in relationships with, or the financial condition of, significant vendors may cause the Company to be unable to distribute equipment, including digital products and high-volume or color equipment, parts and supplies, and would cause actual results to differ materially from those expected.

Financing Business.    A significant portion of the Registrant’s profits are derived from the financing of equipment provided to its customers. The Registrant’s ability to provide such financing at competitive rates and realize profitable margins is highly dependent upon its own costs of borrowing. Significant changes in credit ratings could reduce the Company’s access to certain credit markets. The Registrant’s credit ratings have declined in recent years; however, the effects of such declines have been mitigated by the Company’s utilization of asset securitizations as a funding source. Asset securitizations continue to be a viable funding source for the Company and the Company’s present credit ratings permit the Registrant access to the credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

Productivity Initiatives.    The Registrant’s ability to improve its profit margins is largely dependent on its ability to maintain an efficient, cost-effective operation. The Registrant continues to invest in new market opportunities and to streamline its infrastructure. These investments are aimed at making the Company more profitable and competitive in the long-term, and include initiatives such as centralized credit and purchasing, shared services and the implementation of the Oracle e-business suite, a comprehensive, multi-year initiative designed to web-enable our information technology infrastructure. The Registrant’s ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors outside the control of the Registrant and therefore could cause actual results to differ materially from those anticipated.

International Operations.    The Registrant’s future revenue, cost and profit results could be affected by a number of factors, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

Restructuring.    In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60.0 million and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5.3 million. This resulted in a charge of $65.3 million ($49.2 million after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company’s telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3.6 million ($3.3 million after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company’s technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68.9 million ($52.5 million after-tax, or $0.36 per share on a diluted basis).

In the first and fourth quarters of fiscal 2000, the Company announced certain restructuring charges totaling approximately $105.2 million (the “Fiscal 2000 Charge”). The restructuring charges are to consolidate or dispose of certain underperforming and non-core locations and implement productivity enhancements through consolidation/centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions and consolidate or eliminate unproductive real estate facilities. These efforts are aimed at improving the Company’s performance and efficiency.

The failure to execute the actions described above concerning the Fiscal 2001 Charge or Fiscal 2000 Charge would cause actual results to differ materially from those anticipated.

New Product Offerings.    The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. The Registrant must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

Integration of Acquired Companies.    The Company’s success is dependent upon its ability to integrate acquired companies and their operations which include companies with technical services and products that are relatively new to the Company and companies outside the United States that present additional risks relating to international operations. There can be no assurance the Company will be successful in managing the integration of acquired companies and their operations.

PART I

Item 1.    Business.

General

        IKON Office Solutions, Inc. was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. References herein to “we,” “us” or “our” refer to IKON and consolidated subsidiaries unless the context specifically requires otherwise. The address of the Company’s principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: (610) 296-8000).

        IKON is one of the world’s leading providers of products and services that help businesses communicate. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development.

        IKON has locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. Our locations in the United States, Canada and Mexico comprise the largest independent distribution network of office equipment in North America.

        IKON distributes the products of numerous manufacturers, including Canon, Ricoh, Hewlett-Packard and Océ. IKON also distributes products from Microsoft, IBM, T/R Systems and Electronics for Imaging. Customers include large and small businesses, professional firms and government agencies.

        IKON’s vision is to be a leader in providing innovative solutions and services that enable its customers to communicate business information more effectively. IKON seeks to grow its revenues by increasing its market share, expanding market opportunities, and strengthening operating margins by improving productivity and lowering fixed costs.

        IKON will continue to execute on the following key strategies to leverage IKON’s strengths and position IKON for long-term success:

•	Invest in long-term growth opportunities;

•	Generate long-term structural benefits; and

•	Build financial strength.

        In fiscal 2001, IKON generated approximately $5.3 billion in revenues, and generated net income of $15.2 million, or $0.11 per diluted common share. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 11 and 15 appended thereto).

Operating Segments

        Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments Of An Enterprise And Related Information,” requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

        Revenue and segment profit information about the Company’s operating segments in accordance with SFAS No. 131 is presented on page 46 of the 2001 Annual Report to Shareholders. Additional financial data and commentary on recent financial results for operating segments are provided on pages 19, 20 and 22 of that Report and in Note 14 to the consolidated financial statements (included on pages 46 through 47 of the 2001 Annual Report to Shareholders).

        Operating businesses that are reported as segments include IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

        Other includes our North American business imaging services, education, Sysinct SM and telephony businesses. Business imaging services focuses on electronic file conversion; education offers technology training; Sysinct specializes in e-business development; and telephony provides telecommunications services. In the fourth quarter of fiscal 2001, the Company made a decision to exit the telephony business in the United States and Europe and our technology education business.

        As a result of our ongoing infrastructure improvement programs and the changing dynamics of our business, during fiscal 2001, network integration (included in Other in fiscal 2000) is included in INA. Prior year results have been reclassified to conform with the current year presentation.

Board Changes

        During fiscal 2001, James Birle, who has served as a director of the Company since 1996, and Robert M. Furek, who has served as a director of the Company since 1999, and acted as Chairman of the Company’s Human Resources Committee, declined to stand for re-election to the Company’s Board. The Company would like to thank Mr. Birle and Mr. Furek for their significant contributions to IKON’s Board of Directors and the Company.

Transition to Digital Products

        During fiscal 2001, we continued to experience a rapid transition from analog to digital products (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We believe that the office equipment market will continue to change with the increasing acceptance of digital technology. Digital products have the ability to communicate with other office equipment and often eliminate the distinction between traditional photocopiers, facsimile equipment and printers. Digital multifunctional office equipment can offer customers the ability to print, copy, scan and fax, all from one device.

        One of our goals is to leverage the analog-to-digital conversion our industry is experiencing. This part of our strategy is important because it provides IKON the opportunity to expand the ongoing revenue benefit of our service relationship with our existing customer base, as well as an opportunity to convert our base of analog customers to digital equipment. Increasing our digital equipment base creates new opportunities for expanding customer relationships by selling additional products and services.

Operations Integration

        In fiscal 2001, IKON continued to integrate its business operations merging the network integration capabilities of its technology services group into INA. The integration supports INA’s shift toward providing higher-end, networked digital equipment and related services, and will promote the Company’s ability to deliver integrated solutions to meet the increasingly sophisticated business communication needs of its extensive customer base.

        In addition, we have established as separate operating units, business imaging services and Sysinct. Our business imaging service focuses on electronic file conversion and Sysinct specializes in e-business development. In the fourth quarter of fiscal 2001, the Company made a decision to exit the telephony business in the United States and Europe and our technology education business.

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60.0 million and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5.3 million. This resulted in a charge of $65.3 million ($49.2 million after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company’s telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3.6 million ($3.3 million after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company’s technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68.9 million ($52.5 million after-tax, or $0.36 per share on a diluted basis) (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Marketing, Sales and Service Organizations

        Our customer loyalty is built on our employees’ ability to form strong working relationships with the people they serve in the marketplace and our employees’ ability to deliver consistently superior service and support. IKON’s sales force coverage model in the United States and Canada is intended to align our sales professionals with opportunities in the market. The model uses a four-tiered system for deploying sales teams and assigns coverage for each geographic territory and for specific named and major and strategic accounts. Account representatives acting as primary client contacts are supported by specialists in color, high-volume, outsourcing and technology applications. The coverage plan works together with IKON’s sales compensation plan. Our sales compensation plan provides incentives to help ensure that efforts in the field are fully coordinated with corporate goals. We continue to expand our sales coverage by providing our sales professionals with territory analysis and sales automation tools, such as On-Target, to effectively manage sales territories. Sales personnel turnover is common in the industry and the Company is making a considerable effort to attract and retain qualified sales personnel.

        We have a worldwide service force of approximately 10,000 employees. Our service force is continually trained on our new products through our two national training centers. We are able to provide a consistent level of service worldwide because we do not generally rely on independent local dealers for service and our service force is not focused exclusively on metropolitan areas.

        Our coordinated branding campaign strategy includes television, radio, and print advertising; direct marketing; public relations and trade show initiatives; and a bold presence at our web site, IKON.com. Our strategy is to showcase the full range of IKON’s capabilities, the strength of our local teams of experts and our commitment to customer service. We believe we can expand the market’s understanding of what we do and heighten marketplace awareness of our ability to address critical needs — providing solutions that boost productivity and help businesses communicate.

New Product and Service Offerings

        We are in the midst of a rapidly changing competitive environment (See “Transition to Digital Products” and “Competition” discussed herein). IKON recognizes the shifts taking place in our industry and we have been positioning IKON to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading vendors to expand and enhance our product and service portfolio. Our continued focus on the right products and services offerings and strong customer relationships will set us apart from others in the industry.

        IKON continued to implement its strategy of moving toward higher-end solutions as placements of high-end segment 5 and 6 equipment increased over 100% compared to the prior year during fiscal 2001. The introduction of equipment such as the Ricoh 1085 and 1105 (formerly 850 and 1050) and the Canon imageRunner 110, 105 and 8500 solidified our competitive presence in this market. Placements of this equipment are a key building block to developing growth opportunities in our equipment service business. IKON also offers higher-end page printers from Canon, Ricoh and Hewlett-Packard.

        During fiscal 2001, we launched our customized e-catalog, IKON Online, which offers our customers a Web-based means of ordering contracted equipment and supplies, placing service calls, and submitting meter reads. The site offers a product and service catalog customized for each major account to consolidated expenditure tracking and integration with e-procurement systems.

        We continued to broaden our service offerings with e-services such as Digital Express® and IKON’s Desktop Express™; document delivery systems, such as IKON’s Kiosk with Adobe® Acrobat® Messenger™; and distributed output management solutions for color and black & white devices, including T/R Systems MicroPress, CPS, EFI’s Velocity Balance, EDOX and IKON’s Color Cluster.

Productivity and Cost-Cutting Initiatives

        During fiscal 2001, we continued to invest in new market opportunities and to streamline our infrastructure. These investments are aimed at making the Company more profitable and competitive in the long-term. We have continued to build on, and see rewards from, initiatives such as centralized credit and purchasing and shared services. We made significant investments in our Oracle initiative, a comprehensive, multi-year initiative designed to web-enable our information technology infrastructure, which we anticipate will provide benefits to IKON and our customers in terms of improved productivity and competitive differentiation.

        In addition, in the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60.0 million and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5.3 million. This resulted in a charge of $65.3 million ($49.2 million after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company’s telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3.6 million ($3.3 million after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company’s technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68.9 million ($52.5 million after-tax, or $0.36 per share on a diluted basis) (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Customers

        No single customer accounted for more than 10% of IKON’s net sales in fiscal 2001. IKON does, however, have certain major customers. The loss of, or major reduction in business from, one or more of IKON’s major customers could have a negative effect on IKON’s financial position or results of operations.

Suppliers and Inventory

        The Company’s business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. Products distributed by IKON are purchased from numerous domestic and overseas suppliers, primarily Canon, Ricoh, Hewlett-Packard and Océ. The Company also relies on its equipment vendors for parts and supplies. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Transition to Digital Products”).

        The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements.

        Many of the Company’s operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2001, inventories accounted for approximately 12% of IKON’s current assets.

Proprietary Matters

        The Company has a number of trademarks, trade names and service marks which the Company uses in the conduct of its business. Other than the “IKON Office Solutions” mark and its related marks, the Company does not believe that any single name, trademark, trade name or service mark is material to its business taken as a whole. Further, the Company has a policy of protecting its proprietary rights. However, any of the Company’s proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

Environmental Regulation

        IKON presently is engaged in distribution and services businesses which do not generate significant hazardous wastes. Some of IKON’s distribution facilities have tanks for storage of diesel fuel and other petroleum products which are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment have not had and are not expected to have a material adverse effect upon the Company’s capital expenditures, liquidity, earnings or competitive position.

        The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimates because of these uncertainties, the Company has established an accrual for known environmental obligations based on management’s best estimate of the aggregate environmental remediation exposure on these sites. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

Employees

        At September 30, 2001, IKON had approximately 37,600 employees. IKON believes its relations with its employees are good.

Competition

        IKON operates in a highly competitive environment. There are a number of companies worldwide with significant financial resources which compete with IKON to provide similar products and services in each of the markets served by IKON. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. In order to remain competitive, we must offer new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed herein. IKON’s success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional products and services offerings.

Foreign Operations

        IKON has operations in Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. Information concerning revenues and long lived assets of the Company’s foreign continuing operations for each of the three years in the period ended September 30, 2001 set forth in Note 14 to the consolidated financial statements (included on pages 46 and 47 of the 2001 Annual Report to Shareholders) is incorporated herein by reference. Revenues from exports during the last three fiscal years were not significant.

Item 2.    Properties.

        At September 30, 2001, IKON owned or leased approximately 700 facilities in 50 states, ten Canadian provinces, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 7.9 million square feet.

Item 3.    Legal Proceedings.

        Information set forth under Notes 8 (Contingencies) and 17 (Shareholder Litigation Settlement) on pages 39, 40 and 48, respectively, of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

(No response to this item is required.)

EXECUTIVE OFFICERS OF IKON

        The following is a list of the Company’s executive officers, their ages and their positions for at least the last five years. Unless otherwise indicated, positions shown are with IKON or its subsidiaries.

Name	Age	Position and Years Served
James J. Forese	66	Chairman of the Board (2000-Present); President, Chief Executive
Officer and a director (1998-Present); Executive Vice President and
President, International Operations (1996-1998); Chief Operating
		Officer (1996) and a director (1994-1996)

David M. Gadra	53	Senior Vice President and Chief Information Officer (1996-Present); Manager, General Electric Corporation Corporate Information Services (1992-1996)

Dennis P. LeStrange	47	Senior Vice President, IKON North America (1999-Present); Senior Vice President of Marketing, IKON Business Services (1998-1999); President and Chief Executive Officer of IKON New England (1994-1998)

Don H. Liu	40	Senior Vice President, General Counsel and Secretary (1999- Present); Vice President and Deputy Chief Legal Officer, Aetna U.S. Healthcare, including predecessor entity (1992-1999)

Cathy L. Lewis	49	Senior Vice President, Marketing (2001-Present); Vice President,
Color Marketing, Xerox Corporation (2001); Vice President,
Strategic Marketing, Xerox Corporation (1998-2000); Vice
President and General Manager, Xerox Production Systems Group,
		Xerox Corporation (1996-1997)

Beth B. Sexton	45	Senior Vice President, Human Resources (1999-Present); Vice
President Human Resources (1997-1999); Regional Vice President
(1996 to 1997); Senior Management roles in Human Resources with
		CH2M Hill and Norfolk South (1995)

Carlyle S. Singer	45	Controller (2000-Present); President, IKON France (1998-2000); Chief Financial Officer, IKON France (1996-1998)

William S. Urkiel	56	Senior Vice President and Chief Financial Officer (1999-Present); Corporate Vice President and Chief Financial Officer, AMP, Inc. (1997-1998); Corporate Controller, AMP, Inc. (1995-1996)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

        The New York Stock Exchange is the principal market on which the Company’s common stock is traded (ticker symbol IKN). As of December 18, 2001, there were approximately 14,244 holders of record of IKON’s common stock. The information regarding the quarterly market price ranges of IKON’s common stock and dividend payments under “Quarterly Financial Summary” on page 49 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

        IKON anticipates that it will pay a quarterly dividend of $.04 per common share in March 2002. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan and debt agreements.

Item 6.    Selected Financial Data.

        Information appearing under “Corporate Financial Summary” for fiscal 1997 through 2001 regarding revenues, income from continuing operations, income from continuing operations per common share, total assets, total debt and cash dividends per common share on page 50 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        Information appearing under “Financial Review” on pages 16 through 25 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Information appearing under “Market Risk” on pages 24 and 25 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

        The Consolidated Financial Statements of IKON and its subsidiaries on page 15 and pages 26 through 49 and the information appearing under “Quarterly Financial Summary” for fiscal 2001 and 2000 on page 50 of the 2001 Annual Report to Shareholders are incorporated herein by reference. The Report of PricewaterhouseCoopers LLP for the Company’s fiscal years ended September 30, 2001 and September 30, 2000 are attached hereto as Exhibit 99.1, and the report of Ernst & Young LLP for the Company’s fiscal year ended September 30, 1999 is attached hereto as Exhibit 99.2.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 26, 2002 (the “2002 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report, and additional information regarding executive officers appearing under “Executive Compensation” in the 2002 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation.

        Information appearing under “Executive Compensation” in the 2002 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2002 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

(No response to this item is required.)

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a) (1) and (2) List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 14 is submitted on page 19 thereof as a separate section of this report.

        (a) (3) List of Exhibits.*

        The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

3.3	Code of Regulations of IKON, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

4.1
Credit Agreement, dated January 16, 1998, among IKON and various institutional lenders, with CoreStates Bank, N.A., as Agent filed as Exhibit 4.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

4.2
Note Purchase Agreement between IKON and various purchasers dated July 15, 1995 for $55 million in 7.15% Notes due November 15, 2005, filed as Exhibit 4.9 to IKON’s 1995 Form 10-K is incorporated herein by reference.

4.3	Indenture dated as of April 1, 1986 between IKON and the Chase Manhattan Bank, N.A., as Trustee, filed as Exhibit 4.1 to IKON’s Registration Statement No. 30-4829 is incorporated herein by reference.

4.4	Indenture dated as of December 11, 1995 between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177 is incorporated herein by reference.

4.3
Pursuant to Regulation S-K item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

10.1
Distribution Agreement between IKON and Unisource Worldwide, Inc. (“Unisource”) dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.2
Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.3
Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.4
Support Agreement dated as of October 22, 1996 between IKON and IKON Capital, Inc. (IKON’s leasing subsidiary), filed as Exhibit 10.4 to IOS Capital, Inc.’s Form 8-K dated October 22, 1996 is incorporated herein by reference.

10.5
Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

10.6
Amendment Number 1 dated June 4, 1997 to the Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 4.2 to IOS Capital’s 2001 Form 10-K is incorporated herein by reference.

10.7
Amendment Number 2 dated June 12, 2001 to the Indenture dated as of July 1, 1995 between IOS Capital, Inc. and Chase Manhattan Bank, N.A. (formerly Chemical Bank, N.A.), as Trustee, filed as Exhibit 4.3 to IOS Capitals’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

10.8	Distribution Agreement dated as of June 4, 1997 between IOS Capital, Inc. and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.9	Distribution Agreement dated as of June 30, 1995 between IOS Capital, Inc. and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

10.10
Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON’s Registration Statement on Form 8-A is incorporated herein by reference.

10.11
Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 and filed as Exhibit 10.19 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.12	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.13	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.14	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.15	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K is incorporated herein by reference.**

10.16	Amendment to 1986 Stock Option Plan filed as Exhibit 10.22 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.17	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.18	Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.19	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.20
2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.21
2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.22
2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.23	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.24	Amendment dated January 1, 1997 to the 1980 Deferred Compensation Plan filed as Exhibit 10.37 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.25	Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan filed as Exhibit 10.28 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.26	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.27	Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan filed as Exhibit 10.29 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.28	Amendment dated January 1, 1997 to the 1985 Deferred Compensation Plan filed as Exhibit 10.41 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.29	Amended and Restated 1994 Deferred Compensation Plan filed as Exhibit 10.45 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.30	Amended and Restated Executive Deferred Compensation Plan filed as Exhibit 10.46 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.31	Executive Employment Agreement for James J. Forese filed as Exhibit 10.33 to IKON’s 1999 Form 10-K is incorporated herein by reference.**

10.32	Executive Employment Contract for Don H. Liu filed as Exhibit 10.49 to IKON’s Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.**

10.33	Executive Employment Contract for William S. Urkiel filed as Exhibit 10.51 to IKON’s Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.**

10.34	Executive Employment Contract for David M. Gadra filed as Exhibit 10.52 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.35	Change in Control Agreement for David M. Gadra, filed as Exhibit 10.26 to IKON’s 1997 Form 10-K is incorporated herein by reference.**

10.36	Employment Contract for Dennis LeStrange filed as Exhibit 10.53 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.37	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOS Capital, Inc. filed as Exhibit 10.6 to IOS Capital’s 2001 Form 10-K is incorporated herein by reference.

10.38
Receivables Transfer Agreement dated as of March 28, 2001 among IOS Capital, Inc., IKON Funding-3, LLC and Twin Towers, Inc., Deutsche Bank AG, New York Branch, as agent and the several financial institutions party thereto from time to time, filed as Exhibit 10.5 to the IOS Capital 2001 Form 10-K is incorporated herein by reference.

10.39
Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, IOS Capital, Inc., Park Avenue Receivables Corporation, the Chase Manhattan Bank and the several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the IKON 2000 Form 10-K is incorporated herein by reference.

10.40	Transfer Agreement dated as of September 19, 2000 among IKON Funding-2, LLC and IOS Capital, Inc., filed as Exhibit 10.13 to the IKON 2000 Form 10-K is incorporated herein by reference.

10.41
Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, IOS Capital, Inc., Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.42	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOS Capital, Inc. filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.43
Indenture, dated as of April 1, 1999 among IKON Receivables, LLC, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.44
Indenture, dated as of October 1, 1999 among IKON Receivables, LLC, Harris Trust Savings Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.45
Indenture, dated as of June 1, 2000 among the Issuer, Bank One, NA, as Trustee, and IOS Capital Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.46
Indenture, dated as of December 1, 2000 among the Issuer, The Chase Manhattan Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.47
Indenture, dated as of June 1, 2001, among the Issuer, SunTrust Bank, as Trustee, and IOS Capital, Inc., as Servicer, filed as Exhibit 4.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.48
Assignment and Servicing Agreement, dated as of April 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.49
Assignment and Servicing Agreement, dated as of October 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated October 21,1999 is incorporated herein by reference.

10.50
Assignment and Servicing Agreement, dated as of June 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.51
Assignment and Servicing Agreement, dated as of December 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.52
Assignment and Servicing Agreement, dated as of June 1, 2001, among the Issuer, IKON Receivables-1, LLC, and IOS, Capital, Inc. as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.53
Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report Form 8-K dated October 21,1999 is incorporated herein by reference.

10.54
Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.55
Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.56
Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.57
Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters (the “Underwriters”), and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is hereby incorporated herein by reference.

10.58
Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.59
Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated October 21,1999 is incorporated herein by reference.

10.60
Insurance and Indemnity Agreement, dated June 2, 2000, among IOS Capital, Inc., as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.61
Insurance and Indemnity Agreement, dated December 7, 2000, among IOS Capital, Inc., as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.62
Insurance and Indemnity Agreement, dated June 28, 2001, among IOS Capital, Inc., as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.63
Schedule to ISDA Master Agreement (the “Schedule”), between The Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.64
Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Financial Products, Inc. and the Issuer, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Issuer, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Issuer, each dated as of October 7, 1999, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.65
Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer, each dated as of December 7, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.66
Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to IKON Receivables, LLC’s Current Report on Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.67	First Amendment dated September 10, 1999 to Transfer Agreement dated as of December 1, 1998 filed as Exhibit 10.13 to IKON’s 1999 Form 10-K is incorporated herein by reference.

10.68
Master Concurrent Lease Agreement between IKON Office Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc., filed as Exhibit 10.11 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.69	Concurrent Lease Agreement between IKON Office Solutions, Inc. et al. and Care Trust dated September 14, 1999 filed as Exhibit 10.48 to IKON’s 1999 Form 10-K is incorporated herein by reference.

10.70
Asset Backed Loan Agreement dated March 30, 2001 by and among Rockford, Inc., as Borrower, IKON Capital PLC, as Originator and Servicer, Park Avenue Receivables Corporation, as Conduit Lender, certain APA Banks and the Chase Manhattan Bank, as Funding Agent.

10.71	IKON Loan Agreement dated March 30, 2001 between Rockford, Inc., as Lender, IKON Office Solutions Dublin Limited and IKON Capital PLC, as Borrowers, and the Chase Manhattan Bank, as Funding Agent.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

12.3	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

12.4	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

13
Portions of IKON’s Annual Report to Shareholders for the fiscal year ended September 30, 2001 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not “filed” as part of this report).

21	Subsidiaries of IKON.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney; certified resolution re: Powers of Attorney.

99.1	Report of PricewaterhouseCoopers LLP.

99.2	Report of Ernst & Young LLP.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

**	Management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K.

        On August 3, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning earnings for the third quarter of fiscal 2001.

        (c) The response to this portion of Item 14 is contained in Item 14(a)(3) above.

        (d) The response to this portion of Item 14 is contained on page 19 of this report.

IKON Office Solutions, Inc. and Subsidiaries

ANNUAL REPORT ON FORM 10-K
ITEMS 14(a)(1) and (2) and 14(d)
List of Financial Statements and
Financial Statement Schedules

        Financial Statements:    The following consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries included in the 2001 Annual Report to Shareholders are incorporated by reference in Item 8 of Part II of this report:

Consolidated Statements of Income
—Fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999

Consolidated Balance Sheets
—September 30, 2001 and September 30, 2000

Consolidated Statements of Cash Flows
—Fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999

Consolidated Statements of Changes in Shareholders’ Equity
—Fiscal years ended September 30, 2001, September 30, 2000 and September 30, 1999

Notes to Consolidated Financial Statements

        Financial Statement Schedules:    The following consolidated financial statements schedule of IKON Office Solutions, Inc. and its subsidiaries is submitted in response to Item 14(d).

        Schedule II—Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

IKON OFFICE SOLUTIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Year Ended September 30, 2001
Allowance for doubtful accounts	$35,322	$ 7,758			$19,570	(2)	$23,510
Lease default reserve	74,792	66,631			71,639	(2)	69,784
Year Ended September 30, 2000
Allowance for doubtful accounts	$43,543	$21,631			$29,852	(2)	$35,322
Lease default reserve	74,784	61,740			61,732	(2)	74,792
Year Ended September 30, 1999
Allowance for doubtful accounts	$63,591	$31,765	$550	(1)	$52,363	(2)	$43,543
Lease default reserve	83,507	62,790	(710	)(3)	72,223	(2)	74,784

(1)	Represents beginning balances of acquired companies.
(2)	Accounts written off during year, net of recoveries.
(3)	Represents portion related to assets sold.
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the Fiscal Year ended September, 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS , INC .

/s/ WILLIAM S. URKIEL
By:
(William S. Urkiel)
Senior Vice President and
Chief Financial Officer

Signature	Title

/s/ JAMES J. FORESE (James J. Forese)	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM S. URKIEL William S. Urkiel	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CARLYLE S. SINGER (Carlyle S. Singer)	Controller (Principal Accounting Officer)

/s/ JUDITH M. BELL (Judith M. Bell)	Director

/s/ JAMES R. BIRLE (James R. Birle)	Director

/s/ PHILIP E. CUSHING (Philip E. Cushing)	Director

/s/ ROBERT M. FUREK Robert M. Furek	Director

/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Director

/s/ RICHARD A. JALKUT (Richard A. Jalkut)	Director

/s/ ARTHUR E. JOHNSON (Arthur E. Johnson)	Director

/s/ KURT M. LANDGRAF (KURT M. LANDGRAF )	Director

/s/ MARILYN WARE (MARILYN WARE )	Director

        *By his signature set forth below, Don H. Liu, pursuant to duly executed Powers of Attorney duly filed with the Securities and Exchange Commission, has signed this Form 10-K on behalf of the persons whose signatures are printed above, in the capacities set forth opposite their respective names.

/s/ Don H. Liu
December 21, 2001

Don H. Liu

Ikon Office Solutions, Inc.
P.O. Box 834
Valley Forge, Pennsylvania 19482-0834
(610) 296-8000

Index to Exhibits

10.76
Asset Backed Loan Agreement dated March 30, 2001 by and among Rockford, Inc., as Borrower, IKON Capital PLC, as Originator and Servicer, Park Avenue Receivables Corporation, as Conduit Lender, Certain APA Banks and the Chase Manhattan Bank, as Funding Agent.

10.77
IKON Loan Agreement dated March 30, 2001 between Rockford, Inc., as Lender, as Lender, IKON Office Solutions Dublin Limited and IKON Capital PLC, as Borrowers, and the Chase Manhattan Bank, as Funding Agent.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

12.3	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

12.4	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

13
Portions of IKON’s Annual Report to Shareholders for the fiscal year ended September 30, 2001 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not “filed” as part of this report).

21	Subsidiaries of IKON.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

24	Powers of Attorney; certified resolution re: Powers of Attorney.

99.1	Report of PricewaterhouseCoopers LLP.

99.2	Report of Ernst & Young LLP.