Form 10-K405/A
period 2001-09-30
IKON OFFICE SOLUTIONS INC
filed 2002-02-01
CIK 3370

As filed with the Securities and Exchange Commission on February 1, 2002

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

Part III—Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders

FORWARD-LOOKING INFORMATION

        IKON Office Solutions, Inc. (the “Registrant,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K/A, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the restructuring programs and productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of the Oracle e-business suite; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

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

Explanation of Amendment:

Amending filing to correct a typographical error in Note 11 to the Company's Consolidated Financial Statements under the heading "Denominator."

Item 14. Exhibits, Financial Statement Schedules, and Report on Form 8-K

(a) (3) List of Exhibits.*

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

13 Portions of IKON's Annual Report to Shareholders for the fiscal year ended September 30, 2001 (which, except for those portions thereof expressly incorporated herein by reference, is furnished for the information of the Commission and is not "filed" as part of this report.)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A for the Fiscal Year ended September 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS, INC.

By: /s/ William S. Urkiel (William S. Urkiel) Senior Vice President and Chief Financial Officer