Form 10-Q
period 2001-12-31
IKON OFFICE SOLUTIONS INC
filed 2002-02-14
CIK 3370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                          Commission file number 1-5964

                           IKON OFFICE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


             OHIO                                       23-0334400
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

P.O. Box 834, Valley Forge, Pennsylvania                    19482
 (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (610) 296-8000


               Former name, former address and former fiscal year,
                       if changed since last report: None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     -----    -----

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2002.

Common Stock, no par value                                    143,061,904 shares
================================================================================

                           IKON Office Solutions, Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION
------------------------------


        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets--December 31, 2001 (unaudited) and September 30, 2001

                Consolidated Statements of Income--Three months ended December 31, 2001 and 2000 (unaudited)

                Consolidated Statements of Cash Flows--Three months ended December 31, 2001 and 2000 (unaudited)

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

        Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION
---------------------------

        Item 1. Legal Proceedings

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES
----------

                           FORWARD-LOOKING INFORMATION
                           ---------------------------

IKON Office Solutions, Inc. (the "Registrant," "IKON" or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the restructuring programs and productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of the Oracle e-business suite; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

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

Competition. The Registrant operates in a highly competitive environment. There are a number of companies worldwide with significant financial resources which compete with the Registrant to provide similar products and services, such as Canon, Ricoh, Oce, Xerox and Danka. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. In addition, the financial pressures faced by some of the Registrant's competitors may cause them to engage in uneconomic pricing practices, which may cause the prices that the Registrant is able to charge in the future for its products and services to be less than the Registrant has historically charged. The Registrant's future success is based in large part upon its ability to successfully compete in its current markets and expand into additional products and services offerings. The intense competition inherent in the Registrant's industry could also result in additional pressure in pricing and the retention of customers which could negatively affect the Registrant's results of operations.

Pricing. The Registrant's ability to succeed is dependent upon its ability to obtain adequate pricing for its products and services. Depending on competitive market factors, future prices the Registrant can obtain for its products and services may vary from historical levels.

Transition to Digital. The analog segment of the office equipment market continues to decline as the office equipment industry transitions to digital technology. This transition represents a significant technological change in the Registrant's industry with ramifications that cannot be fully foreseen. Some of the digital products placed by the Registrant replace or compete with the analog products placed by the Registrant. If the Company does not adapt successfully to these changes, our actual results may differ materially from those expected.

Vendor Relationships. The Registrant's access to equipment, parts and supplies is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. The cessation or deterioration in relationships with, or the financial condition of, significant vendors may cause the Company to be unable to distribute equipment, including digital products and high-volume or color equipment, parts and supplies, and would cause actual results to differ materially from those expected.

Financing Business. A significant portion of the Registrant's profits are derived from the financing of equipment provided to its customers. The Registrant's ability to provide such financing at competitive rates and realize profitable margins is highly dependent upon its own costs of borrowing. Significant changes in credit ratings could reduce the Company's access to certain credit markets. The Registrant's credit ratings have declined in recent years; however, the effects of such declines have been mitigated by the Company's utilization of asset securitizations as a funding source. Asset securitizations continue to be a viable funding source for the Company and the Company's present credit ratings permit the Registrant access to the credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

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

Restructuring. In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60,000 and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company's telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company's technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 million after-tax, or $0.36 per share on a diluted basis).

In the first and fourth quarters of fiscal 2000, the Company announced certain restructuring charges totaling approximately $105,168 (the "Fiscal 2000 Charge"). The restructuring charges are to consolidate or dispose of certain underperforming and non-core locations and implement productivity enhancements through consolidation/centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions and consolidate or eliminate unproductive real estate facilities. These efforts are aimed at improving the Company's performance and efficiency.

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

                                                IKON Office Solutions, Inc.
                                                Consolidated Balance Sheets

                                                                                         December 31,
                                                                                             2001             September 30,
(in thousands)                                                                            (unaudited)            2001
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $        65,006    $        80,351
Restricted cash                                                                                120,536            128,365
Accounts receivable, less allowances of:  December 31, 2001 - $21,006;
   September 30, 2001 - $23,510                                                                605,953            641,059
Finance receivables, less allowances of:  December 31, 2001 - $24,290;
   September 30, 2001 - $24,424                                                              1,177,849          1,171,004
Inventories                                                                                    339,605            299,776
Prepaid expenses and other current assets                                                       98,335             95,381
Deferred taxes                                                                                  98,450             98,701
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         2,505,734          2,514,637
--------------------------------------------------------------------------------------------------------------------------

Long-term finance receivables, less allowances of:  December 31, 2001 - $45,110;
September 30, 2001 - $45,360                                                                 2,168,622          2,176,205

Equipment on operating leases, net                                                              71,855             71,181

Property and equipment, net                                                                    217,047            207,812

Goodwill, net                                                                                1,257,779          1,258,112

Other assets                                                                                    64,797             63,045
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $     6,285,834    $     6,290,992
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current portion of long-term debt                                                      $        14,604    $        17,643
Current portion of long-term debt, finance subsidiaries                                      1,273,876          1,229,631
Notes payable                                                                                  348,410            183,688
Trade accounts payable                                                                         190,046            222,999
Accrued salaries, wages and commissions                                                         79,447            126,280
Deferred revenues                                                                              169,181            185,261
Other accrued expenses                                                                         296,047            299,624
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    2,371,611          2,265,126
--------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                 596,681            599,608

Long-term debt, finance subsidiaries                                                         1,211,379          1,366,108

Deferred taxes                                                                                 455,077            446,059

Other long-term liabilities                                                                    225,120            218,513

Commitments and contingencies

Shareholders' Equity
Common stock, no par value:  authorized 300,000 shares; issued:  December
   31, 2001-150,098 shares; September 30, 2001-150,128 shares;
   outstanding:  December 31, 2001-142,118 shares; September 30, 2001-
   141,776 shares                                                                            1,012,064          1,012,302
Series 12 preferred stock, no par value:  authorized 480 shares; none issued or outstanding
Unearned compensation                                                                          (3,454)            (3,745)
Retained earnings                                                                              490,301            463,152
Accumulated other comprehensive loss                                                          (41,557)           (43,484)
Cost of common shares in treasury:  December 31, 2001-7,191 shares;
   September 30, 2001-7,480 shares                                                            (31,388)           (32,647)
--------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                   1,425,966          1,395,578
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $     6,285,834    $     6,290,992
--------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                         IKON Office Solutions, Inc.
                                      Consolidated Statements of Income
                                                 (unaudited)

                                                                                    Three Months Ended
                                                                                       December 31,
------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                            2001              2000
------------------------------------------------------------------------------------------------------------
Revenues
Net sales                                                                      $    568,997   $     655,071
Service and rentals                                                                 542,923         569,613
Finance income                                                                       98,529          93,367
------------------------------------------------------------------------------------------------------------
                                                                                  1,210,449       1,318,051
------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of goods sold                                                                  374,347         434,993
Service and rental costs                                                            327,538         342,054
Finance interest expense                                                             41,165          46,204
Selling and administrative                                                          401,584         449,155
------------------------------------------------------------------------------------------------------------
                                                                                  1,144,634       1,272,406
------------------------------------------------------------------------------------------------------------

Operating Income                                                                     65,815          45,645
Interest Expense                                                                     14,511          16,754
------------------------------------------------------------------------------------------------------------
Income From Continuing Operations Before Taxes on Income                             51,304          28,891
Taxes on Income                                                                      18,726          12,712
------------------------------------------------------------------------------------------------------------
Income From Continuing Operations                                                    32,578          16,179
Discontinued Operations, net of taxes of $942                                                         1,200
------------------------------------------------------------------------------------------------------------
Net Income                                                                     $     32,578   $      17,379
------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share
Continuing Operations                                                          $       0.23   $        0.11
Discontinued Operations                                                                                0.01
------------------------------------------------------------------------------------------------------------
Net Income                                                                     $       0.23   $        0.12
------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share
Continuing Operations                                                          $       0.22   $        0.11
Discontinued Operations                                                                                0.01
------------------------------------------------------------------------------------------------------------
Net Income                                                                     $       0.22   $        0.12
------------------------------------------------------------------------------------------------------------

Cash Dividends Per Common Share                                                $       0.04   $        0.04



See notes to condensed consolidated financial statements.

                                                IKON Office Solutions, Inc.
                                           Consolidated Statements of Cash Flows
                                                        (unaudited)

                                                                                                   Three Months Ended
                                                                                                      December 31,
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                  2001               2000
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                               $      32,578   $      17,379
   Additions (deductions) to reconcile net income to net cash used in operating activities of continuing operations:
          Depreciation                                                                             31,798          30,628
          Amortization                                                                              3,969          14,016
          Provision for losses on accounts receivable                                               3,799           4,872
          Provision for deferred income taxes                                                      13,199           7,122
          Provision for lease default reserves                                                     16,691          14,846
          Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                  Decrease (increase) in accounts receivable                                       26,465        (30,625)
                  Increase in inventories                                                        (42,893)        (57,543)
                  Increase in prepaid expenses and other current assets                           (5,232)         (8,213)
                  Decrease in accounts payable, deferred revenues and accrued expenses           (97,052)        (80,205)
                  Decrease in accrued restructuring                                               (4,071)         (5,022)
          Other                                                                                       252           1,217
--------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities of continuing operations                 (20,497)        (91,528)
                  Gain from discontinued operations                                                               (2,142)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                          (20,497)        (93,670)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Cost of companies acquired, net of cash acquired                                                               (1,559)
   Expenditures for property and equipment                                                       (17,852)        (23,642)
   Expenditures for equipment on operating leases                                                (12,877)        (10,323)
   Proceeds from sale of property and equipment                                                     1,832           9,344
   Proceeds from sale of equipment on operating leases                                              2,581           3,198
   Finance receivables - additions                                                              (368,234)       (418,734)
   Finance receivables - collections                                                              347,067         368,140
   Other                                                                                          (6,464)         (2,120)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                          (53,947)        (75,696)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of long-term debt                                                         1,123          82,556
   Short-term borrowings, net                                                                     165,972         415,790
   Long-term debt repayments                                                                      (6,229)        (98,413)
   Finance subsidiaries' debt - issuances                                                         255,680         718,140
   Finance subsidiaries' debt - repayments                                                      (362,793)       (905,880)
   Dividends paid                                                                                 (5,675)         (5,711)
   Decrease (increase) in restricted cash                                                           7,829        (27,738)
   Purchase of treasury shares and other                                                            1,505         (7,158)
--------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                                        57,412         171,586
--------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                     1,687         (7,944)
--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                        (15,345)         (5,724)
Cash and cash equivalents at beginning of year                                                     80,351          78,118
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $      65,006   $      72,394
--------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                           IKON Office Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)
                                   (unaudited)

Note 1: Basis of Presentation
        ---------------------

The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the "Company", "we", or "our") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2: Adoption of Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets"
        ------------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. In accordance with SFAS 142, the Company has six months from adoption to complete its initial impairment review. The Company does not expect a material impairment from our initial impairment review. The Company has identified the following reporting segments and associated goodwill to be tested for impairment:

                              IKON North    IKON North
                                America      America                            Business          Sysinct
                                Copier     Outsourcing                           Imaging        (e-business
                               Business      Business         IKON Europe        Services       development)       Total
                           --------------------------------------------------------------------------------------------------
December 31, 2001
Goodwill                       $861,187          $60,961        $308,845          $18,977           $7,809       $1,257,779

As required by SFAS 142, intangibles with finite lives continue to be amortized. The Company has non-compete agreements with a net book value of $1,488 at December 31, 2001, which will be fully amortized during fiscal 2002.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                 Three Months Ended
                                                         December 31,          December 31,
                                                             2001                  2000
                                                       -----------------     -----------------
Reported net income                                             $32,578               $17,379
Add-back goodwill amortization, net of taxes of
$233                                                                                   10,001
                                                       -----------------     -----------------
Adjusted net income                                             $32,578               $27,380
                                                       =================     =================


Reported basic earnings per common share                          $0.23                 $0.12
Add-back goodwill amortization                                                           0.07
                                                       -----------------     -----------------
Adjusted basic earnings per common share                          $0.23                 $0.19
                                                       =================     =================

Reported diluted earnings per common share                        $0.22                 $0.12
Add-back goodwill amortization                                                           0.07
                                                       -----------------     -----------------
Adjusted diluted earnings per common share                        $0.22                 $0.19
                                                       =================     =================

Note 3: Restructuring and Asset Impairment Charges
        ------------------------------------------

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60,000 and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. These related reserve adjustments were included in cost of goods sold and selling and administrative expense in the consolidated statement of income. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company's telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company's technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). In fiscal 2000, the Company recorded a net restructuring and asset impairment charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax, or $0.53 per share on a diluted basis).

All actions related to the Fiscal 2000 Charge are complete. Severance payments to terminated employees are made in installments. The remaining balances of the fiscal 2001 and 2000 severance charges are expected to be paid through fiscal 2003. The charges for contractual commitments relate to lease commitments where the Company is exiting certain locations and/or businesses. The remaining balances of the fiscal 2001 and 2000 charges for contractual commitments are expected to be paid over the next several years.

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                      Remaining
                        Employees              Employee            Employees to
                         Affected          Terminations           be Terminated
--------------------------------------------------------------------------------
Terminations                1,600                 (542)                   1,058

                                                                      Remaining
                            Sites                 Sites                Sites to
                         Affected                Closed               be Closed
--------------------------------------------------------------------------------
Closures                       24                  (13)                      11

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at December 31, 2001, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments       December 31,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2001
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (1,582)           $ 24,918
Contractual commitments                          8,000            (789)              7,211
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500        $ (2,371)           $ 32,129
-------------------------------------------------------------------------------------------

                                               Balance                               Balance
                                         September 30,         Payments         December 31,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002                 2001
---------------------------------------------------------------------------------------------
Severance                                     $  2,023         $  (459)             $  1,564
Contractual commitments                         10,026          (1,241)                8,785
---------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (1,700)            $  10,349
---------------------------------------------------------------------------------------------

Note 4: Lease-Backed Notes
        ------------------

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, the Company issued $87,011 and re-purchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts (the "Leases") and related assets acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.


Note 5: Asset Securitization Conduit Financing
        --------------------------------------

During the first quarter of fiscal 2002, the Company pledged or transferred $189,848 in financing lease receivables for $160,000 in cash in connection with its revolving asset securitization conduit financing agreements. On December 28, 2001, the Company repaid $70,000 in cash in connection with its issuance of the Notes described above. As of December 31, 2001, the Company had approximately $421,500 available under its revolving asset securitization conduit financing agreements.


Note 6: Comprehensive Income
        --------------------

Total comprehensive income is as follows:
                                                               Three Months Ended
                                                                  December 31,
                                                            2001                2000
                                                       ----------------    ---------------
Net income                                                     $32,578            $17,379
Foreign currency translation adjustments                       (2,010)            (1,769)
  Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of taxes of $3,778                                              (5,584)

Net gain (loss) on derivative financial instruments,
  net of taxes of: 2002-$2,624; 2001-$3,103                      3,937            (4,738)
                                                       ----------------    ---------------

Total comprehensive income                                     $34,505             $5,288
                                                       ================    ===============

Minimum pension liability is adjusted at each year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(14,406), $(714) and $(26,437), respectively, at December 31, 2001 and $(12,396), $(714) and $(30,374), respectively, at September 30,
2001.

Note 7: Earnings Per Common Share
        -------------------------

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                       Three Months Ended
                                                                          December 31,
                                                                     2001               2000
                                                                 -------------      -------------
Numerator:
Income from continuing operations                                     $32,578            $16,179
                                                                 =============      =============
Denominator:
Denominator for basic earnings per common share - weighted
   average common shares                                              141,885            142,789
                                                                 -------------      -------------
Effect of dilutive securities:
   Employee stock awards                                                  446
   Employee stock options                                               4,063                 94
                                                                 -------------      -------------
Dilutive potential common shares                                        4,509                 94
                                                                 -------------      -------------
Denominator for diluted earnings per

   common share - adjusted weighted average
   common shares and assumed conversions                              146,394            142,883
                                                                 -------------      -------------

Basic earnings per common share from continuing operations              $0.23              $0.11
                                                                 =============      =============
Diluted earnings per common share from continuing operations            $0.22              $0.11
                                                                 =============      =============

Options to purchase 6,885 shares of common stock at $10.44 per share to $46.59 per share were outstanding during the first quarter of fiscal 2002 and options to purchase 8,401 shares of common stock at $4.56 per share to $56.42 per share were outstanding during the first quarter of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.


Note 8: Segment Reporting
        -----------------

The table below presents segment information for the three months ended December 31, 2001 and 2000:

                                                     IKON                                            Corporate
                                                     North           IKON                               And
                                                    America         Europe            Other        Eliminations        Total
                                                 --------------  --------------   --------------   --------------  --------------
Three Months Ended December 31, 2001
Revenues, excluding finance income               $     981,536   $     103,143   $       27,241                    $   1,111,920
Finance income                                          93,581           4,948                                            98,529
Operating income (loss)                                106,127           5,551          (6,102)   $     (39,761)          65,815
Interest expense                                                                                        (14,511)        (14,511)
Income before taxes                                                                                                       51,304

Three Months Ended December 31, 2000
Revenues, excluding finance income               $   1,060,037   $     109,293   $       55,354                    $   1,224,684
Finance income                                          88,234           5,133                                            93,367
Operating income (loss)                                 87,820           4,900          (5,503)   $     (41,572)          45,645
Interest expense                                                                                        (16,754)        (16,754)
Income before taxes                                                                                                       28,891

Note 9: Contingencies
        -------------

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is closed, and dispositive motions must be filed in March, 2002. The Company believes that this claim is without merit and is vigorously defending the suit.

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

There are other contingent liabilities for taxes, guarantees, other lawsuits and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to the Company and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect the consolidated financial statements of the Company.


Note 10: Financial Instruments
         ---------------------

As of December 31, 2001, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2001, unrealized net income totaling $3,937 after taxes, was recorded in accumulated other comprehensive loss.


Note 11: Pending Accounting Changes
         --------------------------

In June 2001, the FASB approved SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 143 on our consolidated financial statements.

In August 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 144 on our consolidated financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar and share amounts are in thousands.

IKON Office Solutions, Inc. ("IKON" or "the Company") is one of the world's leading providers of products and services that help businesses communicate. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide, including locations in the United States, Canada, Mexico and Europe. References herein to "we", "us" or "our" refer to IKON and its subsidiaries unless the context specifically requires otherwise.

Critical Accounting Policies
----------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2001, as amended, and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

Revenue Recognition. Revenues are recognized when products are delivered to and accepted by the customer or services are performed. Revenues from service contracts and rentals are recognized over the term of the contract. The present value of payments due under sales-type lease contracts is recorded as revenue and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Goodwill. IKON evaluates goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") 142, by comparing expected future discounted cash flows to the carrying amount of the goodwill. If future discounted cash flows are less favorable than those anticipated, goodwill may be impaired.

Inventories. Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. IKON writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.

Reserves. IKON maintains allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required.

Income Taxes. Income taxes are determined in accordance with SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, IKON has considered future taxable income and ongoing prudent and feasible tax planning strategies. However, in the event that IKON determines the value of a deferred tax asset has fluctuated from its net recorded amount, an adjustment to the deferred tax asset would be necessary.

Pension. Certain assumptions are used in the calculation of the actuarial valuation of our Company-sponsored defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those assumed, additional pension expense may be required.

Residual Values. IKON estimates the residual value of equipment sold under sales-type leases. Our residuals are based on the dollar value of the equipment. Residual values generally range between 0% to 25% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment.

Our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Results of Operations
---------------------

This discussion reviews the results of operations of the Company as reported in the consolidated statements of income.

                      Three Months Ended December 31, 2001
              Compared to the Three Months Ended December 31, 2000

Results of operations for the first quarter of fiscal 2002, compared to the first quarter of fiscal 2001, were as follows:

Our first quarter revenues decreased by $107,602, or 8.2%, compared to the first quarter of fiscal 2001. This resulted from decreases in net sales and service and rentals revenues, offset by an increase in finance income as described below.

Net sales, which include revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $86,074, or 13.1%, compared to the first quarter of fiscal 2001. The decrease was primarily due to a decline in sales of technology hardware and copier/printer equipment. Sales of technology hardware, such as computers, routers and servers, declined 40% compared to the first quarter of fiscal 2001 as the Company has de-emphasized sales of these low-margin products. Sales of copier/printer equipment declined due to ongoing economic and competitive pressures as well as the Company's strategic focus on moving from sales of low-end, lower margin products to high-end, higher margin products, and focusing on larger regional and national accounts.

Service and rentals, which include revenues from the servicing of copier/printer equipment, outsourcing and other professional services, decreased by $26,690, or 4.7%, compared to the first quarter of fiscal 2001. This was due to a decrease in outsourcing and other services, partially offset by growth in equipment service. Revenues from outsourcing and other services declined from the prior year due to our decision to exit our telephony business, the sale of our technology education business and targeted downsizing of certain other service areas such as digital print production. Revenues from facilities management, which is included in outsourcing, continued to grow and mitigated the decline in outsourcing.

Finance income increased by $5,162, or 5.5%, compared to the first quarter of fiscal 2001, primarily due to continued growth in the lease receivables portfolio. During the first quarter of fiscal 2002, approximately 78% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, LLC ("IOSC") compared to approximately 70% during the first quarter of fiscal 2001.

Overall gross margin was 38.6% compared to 37.5% in the first quarter of fiscal 2001. The gross margin on net sales increased to 34.2% from 33.6% in the first quarter of fiscal 2001. This reflects the benefit of increased sales of high-end, higher margin products and focusing sales resources on growth areas such as production, color, facilities management and professional services. The gross margin on service and rentals decreased to 39.7% from 39.9% in the first quarter of fiscal 2001, primarily due to a less favorable revenue mix compared to the first quarter of fiscal 2001. The gross margin on finance income increased to 58.2% compared to 50.5% in the first quarter of fiscal 2001, primarily due to lower average interest rates compared to the first quarter of fiscal 2001.

Selling and administrative expense as a percent of revenue was 33.2% in the first quarter of fiscal 2002 compared to 34.1% in the first quarter of fiscal 2001. The elimination of goodwill amortization under SFAS 142 accounted for approximately $10,000 of the decrease. The remaining decrease is the result of our decision to exit our telephony business and the sale of our technology education business; operational infrastructure improvements and continued centralization of business processes; reduced selling costs due to improvements in the sales structure; and ongoing expense control measures.

Our operating income increased by $20,170 compared to the first quarter of fiscal 2001. Our operating margin was 5.4% in the first quarter of fiscal 2002 compared to 3.5% in the first quarter of fiscal 2001.

Interest expense was $14,511 for the first quarter of fiscal 2002 compared to $16,754 for the first quarter of fiscal 2001. The decrease was due to lower average outstanding debt combined with lower average short-term interest rates compared to the first quarter of fiscal 2001.

The effective income tax rate was 36.5% for the first quarter of fiscal 2002 compared to 44% for the first quarter of fiscal 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The completion of certain tax planning initiatives during the first quarter of fiscal 2002 also contributed to the reduced tax rate.

In the first quarter of fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

Diluted earnings per common share were $0.22 in the first quarter of fiscal 2002 compared to $0.12 ($0.11 excluding the after-tax effect of the gain from discontinued operations) in the first quarter of fiscal 2001. Excluding the impact of goodwill amortization, diluted earnings per common share for the first quarter of fiscal 2001 would have been $0.19 ($0.18 excluding the after-tax effect of the gain from discontinued operations).

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. In accordance with SFAS 142, the Company has six months from adoption to complete its initial impairment review. The Company does not expect a material impairment from our initial impairment review. The Company has identified the following reporting segments and associated goodwill to be tested for impairment:

                                              IKON North
                             IKON North         America                         Business          Sysinct
                           America Copier     Outsourcing                       Imaging         (e-business
                              Business         Business      IKON Europe        Services        development)        Total
                              --------         --------      -----------        --------        ------------        -----
December 31, 2001
Goodwill                      $861,187          $60,961         $308,845         $18,977          $7,809         $1,257,779


As required by SFAS 142, intangibles with finite lives continue to be amortized. The Company has non-compete agreements with a net book value of $1,488 at December 31, 2001, which will be fully amortized during fiscal 2002.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                 Three Months Ended
                                                         December 31,          December 31,
                                                             2001                  2000
                                                       -----------------     -----------------

Reported net income                                             $32,578               $17,379
Add-back goodwill amortization, net of taxes of
$233                                                                                   10,001
                                                       -----------------     -----------------
Adjusted net income                                             $32,578               $27,380
                                                       =================     =================


Reported basic earnings per common share                          $0.23                 $0.12
Add-back goodwill amortization                                                           0.07
                                                       -----------------     -----------------
Adjusted basic earnings per common share                          $0.23                 $0.19
                                                       =================     =================

Reported diluted earnings per common share                        $0.22                 $0.12
Add-back goodwill amortization                                                           0.07
                                                       -----------------     -----------------
Adjusted diluted earnings per common share                        $0.22                 $0.19
                                                       =================     =================


Review of Business Segments
---------------------------

IKON North America
Revenues, excluding finance income, decreased by $78,501, or 7.4%, to $981,536 in the first quarter of fiscal 2002 from $1,060,037 in the first quarter of fiscal 2001. The decrease was primarily due to a decline in revenue from sales of technology hardware and low-end copier/printer equipment as well as ongoing economic and competitive pressures. This decrease was slightly offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 copier/printer equipment. Finance income increased by $5,347, or 6.1%, to $93,581 in the first quarter of fiscal 2002, from $88,234 in the first quarter of fiscal 2001. The increase was primarily due to growth in the lease receivables portfolio. Operating income increased by $18,307, or 20.8%, to $106,127 in the first quarter of fiscal 2002 from $87,820 in the first quarter of fiscal 2001. The increase was due to higher gross margins on equipment sales and finance income and reduced selling and administrative costs as discussed above.

IKON Europe
Revenues, excluding finance income, decreased by $6,150, or 5.6%, to $103,143 in the first quarter of fiscal 2002 from $109,293 in the first quarter of fiscal 2001. This decrease was due mainly to a decrease in revenues from sales of technology hardware and copier/printer equipment, offset by growth in outsourcing. Finance income decreased by $185, or 3.6%, to $4,948 in the first quarter of fiscal 2002 from $5,133 in the first quarter of fiscal 2001. Operating income increased by $651, or 13.3%, to $5,551 in the first quarter of fiscal 2002 from $4,900 in the first quarter of fiscal 2001, due primarily to the favorable change in revenue mix and ongoing improvements to our operational infrastructure.

Other
Other revenues decreased by $28,113, or 50.8%, to $27,241 in the first quarter of fiscal 2002 from $55,354 in the first quarter of fiscal 2001. Our decision to exit our telephony business and the sale of our technology education business during the quarter accounted for over 44% of the decline in revenues. A reduction in large business imaging projects also contributed to the decline. There was an operating loss of $6,102 in the first quarter of fiscal 2002 compared to an operating loss of $5,503 in the first quarter of fiscal 2001. The increase in operating loss was due to revenue declining at a faster rate than reductions in fixed costs related to the businesses we exited in the first quarter of fiscal 2002.

Restructuring and Asset Impairment Charges
------------------------------------------

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60,000 and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. These related reserve adjustments were included in cost of goods sold and selling and administrative expense in the consolidated statement of income. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company's telephony operations in the United States and Europe, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company's technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). In fiscal 2000, the Company recorded a net restructuring and asset impairment charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax, or $0.53 per share on a diluted basis).

All actions related to the Fiscal 2000 Charge are complete. Severance payments to terminated employees are made in installments. The remaining balances of the fiscal 2001 and 2000 severance charges are expected to be paid through fiscal 2003. The charges for contractual commitments relate to lease commitments where the Company is exiting certain locations and/or businesses. The remaining balances of the fiscal 2001 and 2000 charges for contractual commitments are expected to be paid over the next several years.

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                     Remaining
                     Employees            Employee                Employees to
                      Affected        Terminations               be Terminated
-------------------------------------------------------------------------------
Terminations             1,600               (542)                       1,058

                                                                     Remaining
                         Sites               Sites                    Sites to
                      Affected              Closed                   be Closed
-------------------------------------------------------------------------------
Closures                    24                (13)                          11

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at December 31, 2001, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments       December 31,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2001
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (1,582)           $ 24,918
Contractual commitments                          8,000            (789)
                                                                                     7,211
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500        $ (2,371)           $ 32,129
-------------------------------------------------------------------------------------------

                                               Balance                               Balance
                                         September 30,         Payments         December 31,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002                 2001
---------------------------------------------------------------------------------------------
Severance                                     $  2,023         $  (459)             $  1,564
Contractual commitments                         10,026          (1,241)                8,785
---------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (1,700)            $  10,349
---------------------------------------------------------------------------------------------

Financial Condition and Liquidity
---------------------------------

Net cash used by operating activities for the first quarter of fiscal 2002 was $20,497. During the same period, the Company used $53,947 of cash for investing activities, which included net finance subsidiary use of $21,167, capital expenditures for property and equipment of $17,852 and capital expenditures for equipment on operating leases of $12,877. Cash provided by financing activities of $57,412, includes repayments of $6,229 of non-finance subsidiaries' long-term debt and net repayments of $107,113 of finance subsidiaries' debt. Debt, excluding finance subsidiaries, was $959,695 at December 31, 2001, an increase of $158,756 from the debt balance of $800,939 at September 30, 2001. Excluding finance subsidiaries' debt and the impact of short-term loans to and from our finance subsidiaries, our debt to capital ratio was 31% at both December 31, 2001 and September 30, 2001. Finance subsidiaries' debt is excluded from the calculation because substantially all of this debt is backed by a portion of the lease receivables portfolio. Restricted cash on the consolidated balance sheets primarily represents cash collected on certain finance receivables, which must be used to repay certain lease-backed notes.

As of December 31, 2001, short-term borrowings under a $600,000 credit agreement totaled $338,834. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

As of December 31, 2001, finance subsidiaries' debt decreased by $110,484 from September 30, 2001. During the first quarter of fiscal 2002, our finance subsidiaries repaid $362,793 of debt and received $255,680 from the issuance of lease-backed notes and other debt instruments. As of December 31, 2001, IOSC, our Canadian finance subsidiary and our United Kingdom finance subsidiary had approximately $421,500, CN$37,249 and (pound)20,564 available under their revolving asset securitization financing agreements. IOSC had $873,350 available under its medium term notes program. IKON Receivables Funding, LLC, a wholly-owned subsidiary of IOSC, had $300,000 available under its debt securities registration statement.

The Company has also filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through December 31, 2001, leaving approximately 6,030 shares available for issuance.

During the first quarter of fiscal 2002, the Company did not repurchase shares of its common stock. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The following summarizes IKON's significant contractual obligations and commitments as of December 31, 2001:

                                                                 Payments Due by Period
                                                        Less Than
   Contractual Obligations              Total             1 year         1 - 3 years      4 - 5 years      After 5 years
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                           $611,285         $14,604         $130,393           $55,927         $410,361
Long-Term Debt, Finance
     Subsidiaries                       2,485,255       1,273,876        1,094,961           116,352               66
Notes Payable                             348,410         348,410
Purchase Commitments                       36,408          16,017           20,391
Operating Leases                          177,761          46,616           59,232            33,684           38,229
Synthetic Leases                           41,901                           23,901            18,000
-------------------------------------------------------------------------------------------------------------------------
Total                                  $3,701,020      $1,699,523       $1,328,878          $223,963         $448,656

Payments on long-term debt, finance subsidiaries are made from collections on our finance receivables. At December 31, 2001, long-term debt, finance subsidiaries was $2,485,255 and finance receivables were $3,346,471.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for future technical support of $18,015 will be expensed over the term of the contract. The remaining $18,393 is for software and is included in fixed assets and accrued liabilities as of December 31, 2001.

Synthetic leases are not required to be recorded on the Company's balance sheet. The payments above represent the contractual obligation due at the end of the lease period and will be paid from proceeds received from the sale of the properties related to the synthetic leases. IKON obtains valuations of leased properties structured as synthetic leases. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON may be required to record a charge to income. Any current shortfall between the contractual obligation and the estimated fair value of the leased assets has been accrued as of December 31, 2001.


                                                       Amount of Commitment Expiration Per Period

                                                       Less Than
    Contractual Obligations            Total             1 year         1 - 3 years      4 - 5 years      After 5 years
------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       $640,891           $50,891         $590,000
Standby Letters of Credit               25,805            25,805
------------------------------------------------------------------------------------------------------------------------
Total                                 $666,696           $76,696         $590,000

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2002, including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.


Pending Accounting Changes
--------------------------

In June 2001, the FASB approved SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 143 on our consolidated financial statements.

In August 2001, the FASB approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 144 on our consolidated financial statements.


Item 3:      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Finance subsidiaries' long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company's 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Foreign Exchange Risk:
The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. Additional disclosures regarding foreign exchange risk are set forth in the Company's 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.


PART II.  OTHER INFORMATION
---------------------------

Item 1: Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan. The court certified a class with respect to this claim consisting generally of all those participants in the Retirement Savings Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions. Discovery is closed, and dispositive motions must be filed in March, 2002. The Company believes that this claim is without merit and is vigorously defending the suit.


Item 6: Exhibits and Reports on Form 8-K

Reports on Form 8-K

On October 5, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated October 1, 2001 regarding its results for the fourth quarter of fiscal 2001 and the acceleration of certain cost saving actions.

On October 31, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated October 25, 2001 regarding its results for the fourth quarter of fiscal 2001.

On November 6, 2001, the Company filed a Current Report on Form 8-K to file, under Item 9 of the Form, information to be furnished to analysts and investors at the Company's Analyst and Investor Conference to be held on November 7, 2001.

On November 7, 2001, the Company filed a Current Report on Form 8-K to file, under Item 9 of the Form, information to be furnished to analysts and investors at the Company's Analyst and Investor Conference to be held on November 7, 2001.

On December 17, 2001, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated December 13, 2001 regarding its sale of the Company's technology education unit.

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


IKON OFFICE SOLUTIONS, INC.




Date    February 14, 2002           /s/ William S. Urkiel
        -------------------         ---------------------------------
                                    William S. Urkiel
                                    Senior Vice President and
                                    Chief Financial Officer