Form 10-Q
period 2002-03-31
IKON OFFICE SOLUTIONS INC
filed 2002-05-15
CIK 3370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from      to


                          Commission file number 1-5964

                           IKON OFFICE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


             OHIO                                          23-0334400
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                         Identification No.)

P.O. Box 834, Valley Forge, Pennsylvania                       19482
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

                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002.

Common Stock, no par value                                    143,954,610 shares
================================================================================

                           IKON Office Solutions, Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION
------------------------------


        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets--March 31, 2002 (unaudited) and September 30, 2001

                Consolidated Statements of Income--Three and six months ended March 31, 2002 and 2001 (unaudited)

                Consolidated Statements of Cash Flows--Six months ended March 31, 2002 and 2001 (unaudited)

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

                                           IKON Office Solutions, Inc.
                                           Consolidated Balance Sheets


                                                                                March 31,
                                                                                  2002             September 30,
(in thousands)                                                                (unaudited)              2001
----------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                     $   104,694           $    80,351
Restricted cash                                                                   125,238               128,365
Accounts receivable, less allowances of: March 31, 2002 - $19,709;
   September 30, 2001 - $23,510                                                   592,153               641,059
Finance receivables, less allowances of: March 31, 2002 - $21,410;
   September 30, 2001 - $24,424                                                 1,175,748             1,171,004
Inventories                                                                       327,565               299,776
Prepaid expenses and other current assets                                          97,867                95,381
Deferred taxes                                                                     98,450                98,701
----------------------------------------------------------------------------------------------------------------
Total current assets                                                            2,521,715             2,514,637
----------------------------------------------------------------------------------------------------------------

Long-term finance receivables, less allowances of: March 31, 2002 -
   $39,762; September 30, 2001 - $45,360                                        2,183,182             2,176,205

Equipment on operating leases, net                                                 80,980                71,181

Property and equipment, net                                                       217,495               207,812

Goodwill, net                                                                   1,255,081             1,258,112

Other assets                                                                       59,540                63,045
----------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $ 6,317,993           $ 6,290,992
----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current portion of long-term debt                                             $    13,473           $    17,643
Current portion of long-term debt, finance subsidiaries                         1,292,784             1,229,631
Notes payable                                                                     298,853               183,688
Trade accounts payable                                                            226,691               222,999
Accrued salaries, wages and commissions                                           104,573               126,280
Deferred revenues                                                                 167,189               185,261
Other accrued expenses                                                            327,754               299,624
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       2,431,317             2,265,126
----------------------------------------------------------------------------------------------------------------

Long-term debt                                                                    595,923               599,608

Long-term debt, finance subsidiaries                                            1,144,131             1,366,108

Deferred taxes                                                                    466,996               446,059

Other long-term liabilities                                                       216,090               218,513

Commitments and contingencies

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares; issued: March
   31, 2002-150,009 shares; September 30, 2001-150,128 shares;
   outstanding:  March 31, 2002-143,276 shares; September 30, 2001-
   141,776 shares                                                               1,010,831             1,012,302
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation                                                              (3,000)               (3,745)
Retained earnings                                                                 519,400               463,152
Accumulated other comprehensive loss                                              (37,219)              (43,484)
Cost of common shares in treasury:  March 31, 2002-6,034 shares;
   September 30, 2001-7,480 shares                                                (26,476)              (32,647)
----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                      1,463,536             1,395,578
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                    $ 6,317,993           $ 6,290,992
----------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                                IKON Office Solutions, Inc.
                                             Consolidated Statements of Income
                                                        (unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                               March 31,                              March 31,
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)              2002                2001                2002                2001
-------------------------------------------------------------------------------------------------------------------------
Revenues
Net sales                                         $  591,441          $  704,719          $1,160,438          $1,359,790
Service and rentals                                  529,445             562,520           1,072,368           1,132,133
Finance income                                        99,288              93,987             197,817             187,354
-------------------------------------------------------------------------------------------------------------------------
                                                   1,220,174           1,361,226           2,430,623           2,679,277
-------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of goods sold                                   390,680             460,619             765,027             895,612
Service and rental costs                             321,570             348,891             649,108             690,945
Finance interest expense                              36,995              44,363              78,160              90,567
Selling and administrative                           401,267             458,356             802,851             907,511
-------------------------------------------------------------------------------------------------------------------------
                                                   1,150,512           1,312,229           2,295,146           2,584,635
-------------------------------------------------------------------------------------------------------------------------

Operating Income                                      69,662              48,997             135,477              94,642
Interest Expense                                      14,085              19,123              28,596              35,877
-------------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations
   Before Taxes on Income                             55,577              29,874             106,881              58,765
Taxes on Income                                       20,286              13,144              39,012              25,856
-------------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations                     35,291              16,730              67,869              32,909
Discontinued Operations,
   net of taxes of $942                                                                                            1,200
-------------------------------------------------------------------------------------------------------------------------
Net Income                                        $   35,291          $   16,730          $   67,869          $   34,109
-------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share
Continuing Operations                             $     0.25          $     0.12          $     0.48          $     0.23
Discontinued Operations                                                                                             0.01
-------------------------------------------------------------------------------------------------------------------------
Net Income                                        $     0.25          $     0.12          $     0.48          $     0.24
-------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share
Continuing Operations                             $     0.24          $     0.12          $     0.46          $     0.23
Discontinued Operations                                                                                             0.01
-------------------------------------------------------------------------------------------------------------------------
Net Income                                        $     0.24          $     0.12          $     0.46          $     0.24
-------------------------------------------------------------------------------------------------------------------------

Cash Dividends Per Common Share                   $     0.04          $     0.04          $     0.08          $     0.08

See notes to condensed consolidated financial statements.


                                                     IKON Office Solutions, Inc.
                                                Consolidated Statements of Cash Flows
                                                             (unaudited)

                                                                                                           Six Months Ended
                                                                                                                March 31,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                        2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                                     $    67,869           $    34,109
   Additions (deductions) to reconcile net income to net cash provided by operating activities of continuing operations:
          Depreciation                                                                                 56,772                58,333
          Amortization                                                                                  7,319                30,039
          Provision for losses on accounts receivable                                                   6,344                 8,015
          Provision for deferred income taxes                                                          21,188                16,780
          Provision for lease default reserves                                                         34,312                31,693
          Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                  Decrease in accounts receivable                                                      36,746                17,023
                  Increase in inventories                                                             (30,065)              (14,290)
                  Increase in prepaid expenses and other current assets                                (6,432)              (16,804)
                  Increase (decrease) in accounts payable, deferred revenues and accrued
                     expenses                                                                           2,288               (69,934)
                  Decrease in accrued restructuring                                                   (10,504)              (10,271)
          Other                                                                                         8,306                (1,437)
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities of continuing operations                  194,143                83,256
                  Gain from discontinued operations                                                                          (2,142)
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                           194,143                81,114
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Cost of companies acquired, net of cash acquired                                                                          (2,666)
   Expenditures for property and equipment                                                            (48,657)              (50,506)
   Expenditures for equipment on operating leases                                                     (39,497)              (24,833)
   Proceeds from sale of property and equipment                                                        18,789                18,628
   Proceeds from sale of equipment on operating leases                                                  6,977                 6,334
   Finance receivables - additions                                                                   (764,760)             (922,855)
   Finance receivables - collections                                                                  710,305               785,212
   Proceeds from sale of finance subsidiaries' lease receivables                                                             15,548
   Other                                                                                               (5,488)                3,786
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                              (122,331)             (171,352)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of long-term debt                                                             2,261                34,980
   Short-term borrowings, net                                                                         115,584               489,578
   Long-term debt repayments                                                                           (9,090)             (146,119)
   Finance subsidiaries' debt - issuances                                                             404,021             1,067,479
   Finance subsidiaries' debt - repayments                                                           (557,100)           (1,247,100)
   Dividends paid                                                                                     (11,401)              (11,367)
   Decrease (increase) in restricted cash                                                               3,127               (38,640)
   Proceeds from option exercises and sale of treasury shares                                           4,881                   157
   Purchase of treasury shares and other                                                                 (258)               (7,654)
------------------------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by financing activities                                 (47,975)              141,314
------------------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                           506               (12,095)
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                              24,343                38,981
Cash and cash equivalents at beginning of year                                                         80,351                78,118
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                        $   104,694           $   117,099
------------------------------------------------------------------------------------------------------------------------------------


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

Note 2: Adoption of Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets"
          ---------------------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. As of March 31, 2002, the Company completed its initial impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

                                 IKON North        IKON North
                                   America          America                          Business          Sysinct
                                   Copier         Outsourcing                        Imaging        (e-business
                                  Business          Business     IKON Europe         Services       development)      Total
                              -----------------------------------------------------------------------------------------------
March 31, 2002
Goodwill                          $866,514          $70,927        $305,633           $9,011           $2,996      $1,255,081

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As required by SFAS 142, intangibles with finite lives continue to be amortized. The Company has non-compete agreements with a net book value of $811 at March 31, 2002, which will be fully amortized during fiscal 2002.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                            Three Months Ended                  Six Months Ended
                                                        March 31,         March 31,        March 31,         March 31,
                                                          2002              2001             2002              2001
                                                      -------------     -------------    -------------     -------------

Reported net income                                        $35,291           $16,730          $67,869           $34,109
Add-back goodwill amortization, net of
   taxes of $242 and $475                                                     10,365                             20,366
                                                      -------------     -------------    -------------     -------------
Adjusted net income                                        $35,291           $27,095          $67,869           $54,475
                                                      =============     =============    =============     =============


Reported basic earnings per common share                     $0.25             $0.12            $0.48             $0.24
Add-back goodwill amortization                                                  0.07                               0.14
                                                      -------------     -------------    -------------     -------------
Adjusted basic earnings per common share                     $0.25             $0.19            $0.48             $0.38
                                                      =============     =============    =============     =============

Reported diluted earnings per common share                   $0.24             $0.12            $0.46             $0.24
Add-back goodwill amortization                                                  0.07                               0.14
                                                      -------------     -------------    -------------     -------------
Adjusted diluted earnings per common share                   $0.24             $0.19            $0.46             $0.38
                                                      =============     =============    =============     =============

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

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                                  Remaining
                            Employees                  Employee                Employees to
                             Affected              Terminations               be Terminated
--------------------------------------------------------------------------------------------
Terminations                    1,600                     (943)                         657

                                                                                  Remaining
                                Sites                     Sites                    Sites to
                             Affected                    Closed                   be Closed
--------------------------------------------------------------------------------------------
Closures                           24                      (16)                           8

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at March 31, 2002, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments          March 31,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (5,317)           $ 21,183
Contractual commitments                          8,000          (1,788)              6,212
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500        $ (7,105)           $ 27,395
-------------------------------------------------------------------------------------------


                                               Balance                             Balance
                                         September 30,         Payments          March 31,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $  2,023        $   (723)           $  1,300
Contractual commitments                         10,026          (2,676)              7,350
-------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (3,399)           $  8,650
-------------------------------------------------------------------------------------------


Note 4:   Lease-Backed Notes
          ------------------

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, the Company issued $87,011 and re-purchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts, (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

Note 5:   Asset Securitization Conduit Financing
          --------------------------------------

During the six months ended March 31, 2002, the Company pledged or transferred $362,216 in financing lease receivables for $242,336 in cash in connection with its revolving asset securitization conduit financing agreements. On December 28, 2001, the Company repaid $70,000 in connection with its issuance of the Notes described above. As of March 31, 2002, the Company had approximately $264,664 available under its revolving asset securitization conduit financing agreements.

Note 6:   Comprehensive Income
          --------------------

Total comprehensive income is as follows:

                                                             Three Months Ended                    Six Months Ended
                                                                 March 31,                             March 31,
                                                       -------------------------------    ------------------------------------
                                                           2002              2001              2002                2001
                                                       -------------     -------------    ----------------    ----------------
Net income                                                  $35,291           $16,730             $67,869             $34,109

Foreign currency translation adjustments                    (2,226)           (5,278)             (4,236)             (7,047)
Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of tax benefit of $3,778                                                                            (5,584)

Net gain (loss) on derivative financial instruments,
  net of tax expense (benefit) of:
  $4,376 and $(5,116) for the three
  months ended March 31, 2002 and 2001,
  respectively; $7,000 and $(8,220) for the six
  months ended March 31, 2002 and 2001,
  respectively                                                6,564           (7,675)              10,501            (12,413)
                                                       -------------     -------------    ----------------    ----------------

Total comprehensive income                                  $39,629            $3,777             $74,134              $9,065
                                                       =============     =============    ================    ================

Minimum pension liability is adjusted at each year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(13,783), $(714) and $(19,873), respectively, at March 31, 2002 and $(14,406), $(714) and $(26,437), respectively, at September 30, 2001.

Note 7:   Earnings Per Common Share
          -------------------------

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                               Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                         -------------------------------    -------------------------------
                                                             2002              2001             2002              2001
                                                         -------------     -------------    --------------    -------------
Numerator:
Income from continuing operations                             $35,291           $16,730           $67,869          $32,909
                                                         =============     =============    ==============    =============
Denominator:
Denominator for basic earnings per common share
   - weighted average common shares                           142,965           141,402           142,419          142,087
                                                         -------------     -------------    --------------    -------------
Effect of dilutive securities:
   Employee stock awards                                          438               119               442
   Employee stock options                                       4,374             1,741             4,219              918
                                                         -------------     -------------    --------------    -------------
Dilutive potential common shares                                4,812             1,860             4,661              918
                                                         -------------     -------------    --------------    -------------
Denominator for diluted earnings per
   common share - adjusted weighted average
   common shares and assumed conversions                      147,777           143,262           147,080          143,005
                                                         -------------     -------------    --------------    -------------

Basic earnings per common share from continuing
   operations                                                   $0.25             $0.12             $0.48            $0.23
                                                         =============     =============    ==============    =============
Diluted earnings per common share from
   continuing operations                                        $0.24             $0.12             $0.46            $0.23
                                                         =============     =============    ==============    =============

Options to purchase 3,449 shares of common stock at $12.76 per share to $46.59 per share were outstanding during the second quarter of fiscal 2002 and options to purchase 8,171 shares of common stock at $4.30 per share to $56.42 per share were outstanding during the second quarter of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 8:   Segment Reporting
          -----------------

The table below presents segment information for the three months ended March 31, 2002 and 2001:

                                                     IKON                                        Corporate
                                                    North            IKON                            And
                                                   America          Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
Three Months Ended March 31, 2002
Revenues, excluding finance income             $    1,001,140  $     109,248   $    10,498                    $     1,120,886
Finance income                                         94,374          4,914                                           99,288
Operating income (loss)                               119,068          5,400       (2,225)   $      (52,581)           69,662
Interest expense                                                                                    (14,085)         (14,085)
Income before taxes                                                                                                    55,577

Three Months Ended March 31, 2001
Revenues, excluding finance income             $    1,105,010  $     112,141   $    50,088                    $     1,267,239
Finance income                                         88,760          5,227                                           93,987
Operating income (loss)                                95,821          4,990       (7,865)   $      (43,949)           48,997
Interest expense                                                                                    (19,123)         (19,123)
Income before taxes                                                                                                    29,874

The table below presents segment information for the six months ended March 31, 2002 and 2001:

                                                     IKON                                        Corporate
                                                    North           IKON                            And
                                                   America         Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
Six Months Ended March 31, 2002
Revenues, excluding finance income             $    1,982,676  $     212,391   $    37,739                    $     2,232,806
Finance income                                        187,955          9,862                                          197,817
Operating income (loss)                               225,195         10,951       (8,327)   $      (92,342)          135,477
Interest expense                                                                                    (28,596)         (28,596)
Income before taxes                                                                                                   106,881

Six Months Ended March 31, 2001
Revenues, excluding finance income             $    2,165,047  $     221,434   $   105,442                    $     2,491,923
Finance income                                        176,994         10,360                                          187,354
Operating income (loss)                               182,214          9,891      (14,183)   $      (83,280)           94,642
Interest expense                                                                                    (35,877)         (35,877)
Income before taxes                                                                                                    58,765

Note 9:   Contingencies
          -------------

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the "Claim") involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that Claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan (the "Plan"). The court certified a class with respect to this claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it has reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court has preliminarily approved the settlement. The court will hold a hearing on the final approval of the settlement on August 8, 2002. It is expected that plaintiffs' counsel will petition the court for an award of their fees and costs of litigation, which, if awarded, will be paid by the Company. Such payment is not expected to have a material financial impact on the Company.

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

Note 10:  Financial Instruments
          ---------------------

As of March 31, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2002, an unrealized gain totaling $10,501 after taxes, was recorded in accumulated other comprehensive loss.

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

Note 12:  Subsequent Event
          ----------------

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the "convertible notes") with an interest rate of 5.0%, which are due on May 1, 2007. The convertible notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002.

IOSC has also granted an option to purchase $50,000 aggregate principal amount of additional convertible notes. IOSC intends to use the net proceeds to repay loans due to IKON and for general corporate purposes.

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

                        Three Months Ended March 31, 2002
                Compared to the Three Months Ended March 31, 2001

Results of operations for the second quarter of fiscal 2002, compared to the second quarter of fiscal 2001, were as follows:

Our second quarter revenues decreased by $141,052, or 10.4%, compared to the second quarter of fiscal 2001. This resulted primarily from decreases in net sales and service and rentals revenues.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $113,278, or 16.1%, compared to the second quarter of fiscal 2001. The decrease was primarily attributable to a decline in sales of technology hardware, copier/printer equipment and supplies. The Company has been de-emphasizing sales of technology hardware as part of its margin improvement strategy as it shifts technology resources within the Company from hardware sales to support customer opportunities involving connectivity and document management consulting. Sales of copier/printer equipment declined due to ongoing economic and competitive pressures. In addition, these results also reflect the decline in the sale of lower-end devices as the Company continues to realign its product mix to enhance margins and improve overall profitability. Sales of higher-end, segment 5 and 6 equipment and production color equipment, continued to demonstrate strong growth compared to the prior year.

Service and rentals, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $33,075, or 5.9%, compared to the second quarter of fiscal 2001. Copier/printer service revenues increased slightly from the prior year due to product mix strategies focused on improving aftermarket revenue streams, including strategies to promote higher-end products and digital connectivity to increase copy volumes. Outsourcing and other services declined from the prior year primarily due to the downsizing, sale, and closure of certain non-strategic businesses. Facilities management, the Company's largest outsourcing offering, continued to grow in the quarter, despite a slight slowdown in customer activity due to general economic conditions.

Finance income increased by $5,301, or 5.6%, compared to the second quarter of fiscal 2001, primarily due to continued growth in the lease receivables portfolio and longer average lease terms. During the second quarter of fiscal 2002, approximately 78% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, LLC ("IOSC"), compared to approximately 71% during the second quarter of fiscal 2001.

Overall gross margin was 38.6% compared to 37.3% in the second quarter of fiscal 2001. The gross margin on net sales decreased to 33.9% from 34.6% in the second quarter of fiscal 2001. This was primarily due to the decline in supply sales margins. The gross margin on service and rentals increased to 39.3% from 38.0% in the second quarter of fiscal 2001, primarily due to stronger margins on equipment service which reflects the improved productivity of our service technicians. The gross margin on finance income increased to 62.7% from 52.8% in the second quarter of fiscal 2001, primarily due to the effect of a higher average portfolio yield and lower average borrowing rates compared to the second quarter of fiscal 2001.

Selling and administrative expense as a percent of revenue was 32.9% in the second quarter of fiscal 2002 compared to 33.7% in the second quarter of fiscal 2001 representing a decrease of $57,089. The elimination of goodwill amortization under SFAS 142 accounted for approximately $10,000 of the decrease. The remaining decrease is the result of downsizing, sale and closure of certain non-strategic businesses, operational infrastructure improvements, continued centralization of business processes, reduced selling costs due to lower revenues, improvements in the structure of the sales organization and ongoing expense control measures.

Our operating income increased by $20,665 compared to the second quarter of fiscal 2001. Our operating margin was 5.7% in the second quarter of fiscal 2002 compared to 3.6% (4.4% excluding the impact of goodwill amortization) in the second quarter of fiscal 2001.

Interest expense was $14,085 in the second quarter of fiscal 2002 compared to $19,123 in the second quarter of fiscal 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to the second quarter of fiscal 2001.

The effective income tax rate was 36.5% in the second quarter of fiscal 2002 compared to 44% in the second quarter of fiscal 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The completion of certain tax planning initiatives during the first quarter of fiscal 2002 also contributed to the reduced tax rate.

Diluted earnings per common share were $0.24 in the second quarter of fiscal 2002 compared to $0.12 in the second quarter of fiscal 2001. Excluding the impact of goodwill amortization, diluted earnings per common share in the second quarter of fiscal 2001 would have been $0.19.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. As of March 31, 2002, the Company completed its initial impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

                                              IKON North
                             IKON North         America                         Business          Sysinct
                           America Copier     Outsourcing                        Imaging        (e-business
                              Business         Business      IKON Europe        Services       development)         Total
                           ----------------------------------------------------------------------------------------------------
March 31, 2002
Goodwill                     $866,514          $70,927        $305,633           $9,011            $2,996         $1,255,081

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As required by SFAS 142, intangibles with finite lives continue to be amortized. The Company has non-compete agreements with a net book value of $811 at March 31, 2002, which will be fully amortized during fiscal 2002.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                   Three Months Ended
                                                              March 31,        March 31,
                                                                 2002             2001
                                                             -------------    -------------
Reported net income                                               $35,291          $16,730
Add-back goodwill amortization, net of taxes of $242                                10,365
                                                             -------------    -------------
Adjusted net income                                               $35,291          $27,095
                                                             =============    =============

Reported basic earnings per common share                            $0.25            $0.12
Add-back goodwill amortization                                                        0.07
                                                             -------------    -------------
Adjusted basic earnings per common share                            $0.25            $0.19
                                                             =============    =============

Reported diluted earnings per common share                          $0.24            $0.12
Add-back goodwill amortization                                                        0.07
                                                             -------------    -------------
Adjusted diluted earnings per common share                          $0.24            $0.19
                                                             =============    =============


Review of Business Segments
---------------------------

IKON North America
Revenues, excluding finance income, decreased by $103,870, or 9.4%, to $1,001,140 in the second quarter of fiscal 2002 from $1,105,010 in the second quarter of fiscal 2001. The decrease was primarily due to a decline in revenue from sales of technology hardware and copier/printer equipment as a result of strategic initiatives to de-emphasize certain low margin products as well as ongoing economic and competitive pressures. This decrease was slightly offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 copier/printer equipment as well as production color equipment. Finance income increased by $5,614, or 6.3%, to $94,374 in the second quarter of fiscal 2002, from $88,760 in the second quarter of fiscal 2001. The increase was primarily due to growth in the lease receivables portfolio and longer average lease terms. Operating income increased by $23,247, or 24.3%, to $119,068 in the second quarter of fiscal 2002 from $95,821 in the second quarter of fiscal 2001. The increase was due to higher gross margins on service and rentals and finance income and reduced selling and administrative costs as discussed above.

IKON Europe
Revenues, excluding finance income, decreased by $2,893, or 2.6%, to $109,248 in the second quarter of fiscal 2002 from $112,141 in the second quarter of fiscal 2001. This decrease was due mainly to a decrease in revenues from sales of technology hardware and copier/printer equipment, offset by growth in outsourcing. Finance income decreased by $313, or 6.0%, to $4,914 in the second quarter of fiscal 2002 from $5,227 in the second quarter of fiscal 2001. Operating income increased by $410, or 8.2%, to $5,400 in the second quarter of fiscal 2002 from $4,990 in the second quarter of fiscal 2001, due primarily to ongoing improvements to our operational infrastructure.

Other
Other revenues decreased by $39,590, or 79.0%, to $10,498 in the second quarter of fiscal 2002 from $50,088 in the second quarter of fiscal 2001. The decline is primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony and technology education. There was an operating loss of $2,225 in the second quarter of fiscal 2002 compared to an operating loss of $7,865 in the second quarter of fiscal 2001. The decrease in operating loss reflects the impact of the actions described above concerning certain non-strategic businesses from our operations.

                         Six Months Ended March 31, 2002
                 Compared to the Six Months Ended March 31, 2001

Results of operations for the six months ended March 31, 2002, compared to the six months ended March 31, 2001, were as follows:

Our revenues decreased by $248,654, or 9.3%, compared to the six months ended March 31, 2001. This resulted primarily from decreases in net sales and service and rentals revenues.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $199,352, or 14.7%, compared to the six months ended March 31, 2001. The decrease was primarily due to a decline in sales of technology hardware and copier/printer equipment. The Company has been de-emphasizing sales of technology hardware as part of its margin improvement strategy as it shifts technology resources within the Company from hardware sales to support other customer opportunities. Sales of copier/printer equipment declined due to ongoing economic and competitive pressures as well as the Company's strategic focus on moving from sales of low-end, lower margin products to high-end, higher margin products, in addition to a focus on larger regional and national accounts which entail a longer sales cycle.

Service and rentals, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $59,765, or 5.3%, compared to the six months ended March 31, 2001. This was due to a decrease in outsourcing and other services, partially offset by growth in equipment service. Revenues from outsourcing and other services declined from the prior year due primarily to the downsizing, sale, and closure of certain non-strategic businesses. Revenues from facilities management, which is included in outsourcing, continued to grow and offset some of the decline.

Finance income increased by $10,463, or 5.6%, compared to the six months ended March 31, 2001, primarily due to continued growth in the lease receivables portfolio and longer average lease terms. During the six months ended March 31, 2002, approximately 78% of IKON North America's copier and equipment revenues were financed by our captive finance subsidiary, IOS Capital, LLC ("IOSC") compared to approximately 72% during the six months ended March 31, 2001.

Overall gross margin was 38.6% compared to 37.4% in the six months ended March 31, 2001. The gross margin on net sales was 34.1% for the six months ended March 31, 2002 and 2001. The gross margin on service and rentals increased to 39.5% from 39.0% in the six months ended March 31, 2001, primarily due to stronger margins on equipment service which reflects the improved productivity of our service technicians. The gross margin on finance income increased to 62.7% from 52.8% in the second quarter of fiscal 2001, primarily due to the effect of a higher average portfolio yield and lower average borrowing rates compared to the six months ended March 31, 2001.

Selling and administrative expense as a percent of revenue was 33.0% in the six months ended March 31, 2002 compared to 33.9% in the six months ended March 31, 2001. The elimination of goodwill amortization under SFAS 142 accounted for approximately $20,000 of the decrease. The remaining decrease is the result of downsizing, sale, and closure of certain non-strategic businesses; operational infrastructure improvements and continued centralization of business processes;

reduced selling costs due to lower revenues and improvements in the structure of the sales organization; and ongoing expense control measures.

Our operating income increased by $40,835 compared to the six months ended March 31, 2001. Our operating margin was 5.6% in the six months ended March 31, 2002 compared to 3.5% (4.3% excluding the impact of goodwill amortization) in the six months ended March 31, 2001.

Interest expense was $28,596 in the six months ended March 31, 2002 compared to $35,877 in the six months ended March 31, 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to the six months ended March 31, 2001.

The effective income tax rate was 36.5% in the six months ended March 31, 2002 compared to 44% in the six months ended March 31, 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The completion of certain tax planning initiatives during the first quarter of fiscal 2002 also contributed to the reduced tax rate.

In the first six months of fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

Diluted earnings per common share were $0.46 in the six months ended March 31, 2002 compared to $0.24 ($0.23 excluding the after-tax effect of the gain from discontinued operations) in the six months ended March 31, 2001. Excluding the impact of goodwill amortization, diluted earnings per common share for the six months ended March 31, 2001 would have been $0.38 ($0.37 excluding the after-tax effect of the gain from discontinued operations).

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                         Six Months Ended
                                                                   March 31,           March 31,
                                                                     2002                2001
                                                                ----------------    ----------------

Reported net income                                                     $67,869             $34,109
Add-back goodwill amortization, net of taxes of $475                                         20,366
                                                                ----------------    ----------------
Adjusted net income                                                     $67,869             $54,475
                                                                ================    ================

Reported basic earnings per common share                                  $0.48               $0.24
Add-back goodwill amortization                                                                 0.14
                                                                ----------------    ----------------
Adjusted basic earnings per common share                                  $0.48               $0.38
                                                                ================    ================

Reported diluted earnings per common share                                $0.46               $0.24
Add-back goodwill amortization                                                                 0.14
                                                                ----------------    ----------------
Adjusted diluted earnings per common share                                $0.46               $0.38
                                                                ================    ================


Review of Business Segments
---------------------------

IKON North America
Revenues, excluding finance income, decreased by $182,371, or 8.4%, to $1,982,676 for the first six months of fiscal 2002 from $2,165,047 for the first six months of fiscal 2001. The decrease was primarily due to a decline in revenue from sales of technology hardware and copier/printer equipment as a result of strategic initiatives to de-emphasize certain low margin products as well as ongoing economic and competitive pressures. This decrease was slightly offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 copier/printer equipment as well as production color. Finance income increased by $10,961, or 6.2%, to $187,955 for the first six months of fiscal 2002, from $176,994 for the first six months of fiscal 2001. The increase was primarily due to growth in the lease receivables portfolio and longer average lease terms. Operating income increased by $42,981, or 23.6%, to $225,195 for the first six months of fiscal 2002 from $182,214 for the first six months of fiscal 2001. The increase was due to higher gross margins on service and rentals and finance income and reduced selling and administrative costs as discussed above.

IKON Europe
Revenues, excluding finance income, decreased by $9,043, or 4.1%, to $212,391 for the first six months of fiscal 2002 from $221,434 for the first six months of fiscal 2001. This decrease was due mainly to a decline in revenues from sales of technology hardware and copier/printer equipment, offset by growth in outsourcing. Finance income decreased by $498, or 4.8%, to $9,862 for the first six months of fiscal 2002 from $10,360 for the first six months of fiscal 2001. Operating income increased by $1,060, or 10.7%, to $10,951 for the first six months of fiscal 2002 from $9,891 for the first six months of fiscal 2001, due primarily to the ongoing improvements to our operational infrastructure.

Other
Other revenues decreased by $67,703, or 64.2%, to $37,739 for the first six months of fiscal 2002 from $105,442 for the first six months of fiscal 2001. The decline is primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony and technology education. There was an operating loss of $8,327 for the first six months of fiscal 2002 compared to an operating loss of $14,183 for the first six months of fiscal 2001. The decrease in operating loss reflects the impact of the actions described above concerning certain non-strategic businesses from our operations.


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

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                                   Remaining
                             Employees                  Employee                Employees to
                              Affected              Terminations               be Terminated
---------------------------------------------------------------------------------------------
Terminations                     1,600                     (943)                         657

                                                                                   Remaining
                                 Sites                     Sites                    Sites to
                              Affected                    Closed                   be Closed
---------------------------------------------------------------------------------------------
Closures                            24                      (16)                           8

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at March 31,2002, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments          March 31,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (5,317)           $ 21,183
Contractual commitments                          8,000          (1,788)
                                                                                     6,212
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500        $ (7,105)           $ 27,395
-------------------------------------------------------------------------------------------

                                               Balance                             Balance
                                         September 30,         Payments          March 31,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $  2,023        $   (723)           $  1,300
Contractual commitments                         10,026          (2,676)              7,350
-------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (3,399)           $  8,650
-------------------------------------------------------------------------------------------

Financial Condition and Liquidity
---------------------------------

Net cash provided by operating activities for the first six months of fiscal 2002 was $194,143. During the same period, the Company used $122,331 of cash for investing activities, which included net finance subsidiary use of $54,455, capital expenditures for property and equipment of $48,657 and capital expenditures for equipment on operating leases of $39,497. Cash used in financing activities of $47,975, includes repayments of $9,090 of non-finance subsidiaries' long-term debt and net repayments of $153,079 of finance subsidiaries' debt. Debt, excluding finance subsidiaries, was $908,249 at March 31, 2002, an increase of $107,310 from the debt balance of $800,939 at September 30, 2001. Excluding finance subsidiaries' debt and the impact of short-term loans to and from our finance subsidiaries, our debt to capital ratio was 28% at March 31, 2002 compared to 31% at September 30, 2001. Finance subsidiaries' debt is excluded from the calculation because substantially all of this debt is backed by a portion of the lease receivables portfolio. Restricted cash on the consolidated balance sheets primarily represents cash collected on certain finance receivables, which must be used to repay certain lease-backed notes.

As of March 31, 2002, short-term borrowings under a $600,000 credit agreement totaled $282,168. The Company also has $700,000 available for either stock or debt offerings under a shelf registration statement filed with the Securities and Exchange Commission.

As of March 31, 2002, finance subsidiaries' debt decreased by $158,824 from September 30, 2001. During the six months ended March 31, 2002, our finance subsidiaries repaid $557,100 of debt and received $404,021 from the issuance of lease-backed notes and other debt instruments. As of March 31, 2002, IOSC, our Canadian finance subsidiary and our United Kingdom finance subsidiary had approximately $264,664, CN$48,447 and (pound)23,094 available under their revolving asset securitization financing agreements. IOSC has $873,350 available under a shelf registration statement filed with the Securities and Exchange Commission. IKON Receivables Funding, LLC, has $2,500,000 available under a shelf registration statement filed with the Securities and Exchange Commission.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2002, unrealized gains totaling $10,501 after taxes, was recorded in accumulated other comprehensive loss. As of March 31, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

The Company has also filed several shelf registration statements with the Securities and Exchange Commission to register the sale of 25,000 shares of common stock. Shares issued under the registration statements may be used for acquisitions. Approximately 18,970 shares have been issued under these shelf registrations through March 31, 2002, leaving approximately 6,030 shares available for issuance.

During the first six months of fiscal 2002, the Company repurchased 21 shares of its common stock. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The following summarizes IKON's significant contractual obligations and commitments as of March 31, 2002:

                                                              Payments Due by Period

                                                      Less Than
    Contractual Obligations           Total             1 year         1 - 3 years      4 - 5 years      After 5 years
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt                        $609,396           $13,473         $130,081           $55,709         $410,133
Long-Term Debt, Finance
     Subsidiaries                    2,436,915         1,292,784        1,052,788            88,124            3,219
Notes Payable                          298,853           298,853
Purchase Commitments                    33,497            16,017           17,480
Operating Leases                       177,139            33,081           63,434            36,441           44,183
Synthetic Leases                        41,901            23,901                             18,000
----------------------------------------------------------------------------------------------------------------------
Total                               $3,597,701        $1,678,109       $1,263,783          $198,274         $457,535

Payments on long-term debt, finance subsidiaries are made from collections on our finance receivables. At March 31, 2002, long-term debt, finance subsidiaries was $2,436,915 and finance receivables were $3,358,930.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for future technical support of $18,015 will be expensed over the term of the contract. The remaining $15,482 is for software and is included in fixed assets and accrued liabilities as of March 31, 2002.

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

                                                       Amount of Commitment Expiration Per Period

                                                        Less Than
     Contractual Obligations            Total             1 year         1 - 3 years      4 - 5 years      After 5 years
------------------------------------------------------------------------------------------------------------------------
Lines of Credit                       $633,923          $633,923
Standby Letters of Credit               28,313            28,313
------------------------------------------------------------------------------------------------------------------------
Total                                 $662,236          $662,236

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2002, including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.

Subsequent Event
----------------

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the "convertible notes") with an interest rate of 5.0%, which are due on May 1, 2007. The convertible notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002. IOSC has also granted an option to purchase $50,000 aggregate principal amount of additional convertible notes. IOSC intends to use the net proceeds to repay loans due to IKON and for general corporate purposes.

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

PART II.  OTHER INFORMATION
---------------------------

Item 1:   Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the "Claim") involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with that Claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan (the "Plan"). The court certified a class with respect to this claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it has reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court has preliminarily approved the settlement. The Court will hold a hearing on the final approval of the settlement on August 8, 2002. It is expected that plaintiffs' counsel will petition the court for an award of their fees and costs of litigation, which, if awarded, will be paid by the Company. Such payment is not expected to have a material financial impact on the Company.

Item 4:   Submission of Matters to a Vote of Security Holders

On February 26, 2002, the Company held its annual meeting of shareholders at which time eight directors were elected to hold office until the election of their successors.

                                  For           Withheld
                            -------------   -------------
Judith M. Bell                   122,709          10,063
Philip E. Cushing                128,137           4,635
James J. Forese                  127,735           5,037
Thomas R. Gibson                 128,115           4,657
Richard A. Jalkut                128,079           4,693
Arthur E. Johnson                128,024           4,748
Kurt M. Landgraf                 128,035           4,737
Marilyn M. Ware                  122,992           9,780

Item 6:   Exhibits and Reports on Form 8-K

a)     Exhibits

10.1         Executive Employment Contract for Dennis P. LeStrange.

10.2         Executive Employment Contract for Cathy L. Lewis.

10.3         Executive Employment Contract for Don H. Liu.

10.4         Executive Employment Contract for Beth Sexton.

10.5         Executive Employment Contract for William S. Urkiel.

10.6         Executive Employment Contract for David M. Gadra.

b)     Reports on Form 8-K

On January 30, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated January 25, 2002 regarding its results for the first quarter of fiscal 2002.

On March 15, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its press release dated March 13, 2002 regarding the initiation of a transition plan to new leadership.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON OFFICE SOLUTIONS, INC.




Date    May 15, 2002                        /s/ William S. Urkiel
        ----------------                    ----------------------------
                                            William S. Urkiel
                                            Senior Vice President and
                                            Chief Financial Officer