Form 10-Q
period 2002-06-30
IKON OFFICE SOLUTIONS INC
filed 2002-08-13
CIK 3370

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ______________


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


                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002.

Common Stock, no par value                                 149,309,911 shares
================================================================================

                           IKON Office Solutions, Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION


        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets--June 30, 2002 (unaudited) and September 30, 2001

                Consolidated Statements of Income--Three and nine months ended June 30, 2002 and 2001 (unaudited)

                Consolidated Statements of Cash Flows--Nine months ended June 30, 2002 and 2001 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings

        Item 2.  Changes in Securities and Use of Proceeds

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

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

New Product Offerings. The process of developing and/or distributing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Registrant must make long-term investments and commit significant resources before knowing whether these investments will eventually result in products that achieve customer acceptance and generate the revenues required to provide anticipated returns from these investments.

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

                                                    IKON Office Solutions, Inc.
                                                    Consolidated Balance Sheets

                                                                                              June 30,
                                                                                                2002             September 30,
(in thousands)                                                                               (unaudited)              2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $             90,164  $            80,351
Restricted cash                                                                                     135,248              128,365
Accounts receivable, less allowances of:  June 30, 2002 - $17,123;
   September 30, 2001 - $23,510                                                                     597,766              641,059
Finance receivables, less allowances of:  June 30, 2002 - $20,492;
   September 30, 2001 - $24,424                                                                   1,194,211            1,171,004
Inventories                                                                                         326,783              299,776
Prepaid expenses and other current assets                                                           105,638               95,381
Deferred taxes                                                                                       98,450               98,701
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                              2,548,260            2,514,637
---------------------------------------------------------------------------------------------------------------------------------

Long-term finance receivables, less allowances of:  June 30, 2002 -
   $38,056;  September 30, 2001 - $45,360                                                         2,217,775            2,176,205

Equipment on operating leases, net                                                                   92,077               71,181

Property and equipment, net                                                                         209,122              207,812

Goodwill, net                                                                                     1,244,117            1,258,112

Other assets                                                                                         60,982               63,045
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $          6,372,333  $         6,290,992
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current portion of long-term debt                                                      $             13,067  $            17,643
Current portion of long-term debt, finance subsidiaries                                           1,065,323            1,229,631
Notes payable                                                                                         7,551              183,688
Trade accounts payable                                                                              221,905              222,999
Accrued salaries, wages and commissions                                                              95,190              126,280
Deferred revenues                                                                                   164,686              185,261
Other accrued expenses                                                                              278,444              299,624
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         1,846,166            2,265,126
---------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                      595,315              599,608

Long-term debt, finance subsidiaries                                                              1,715,008            1,366,108

Deferred taxes                                                                                      497,871              446,059

Other long-term liabilities                                                                         208,541              218,513

Commitments and contingencies

Shareholders' Equity
Common stock, no par value:  authorized 300,000 shares; issued:  June
   30, 2002-149,989 shares; September 30, 2001-150,128 shares;
   outstanding:  June 30, 2002-143,981 shares; September 30, 2001-
   141,776 shares                                                                                 1,010,567            1,012,302
Series 12 preferred stock, no par value:  authorized 480 shares; none issued or outstanding
Unearned compensation                                                                               (2,428)              (3,745)
Retained earnings                                                                                   561,843              463,152
Accumulated other comprehensive loss                                                               (37,203)             (43,484)
Cost of common shares in treasury:  June 30, 2002-5,329 shares;
   September 30, 2001-7,480 shares                                                                 (23,347)             (32,647)
---------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                        1,509,432            1,395,578
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                             $          6,372,333  $         6,290,992
---------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.

                                               IKON Office Solutions, Inc.
                                            Consolidated Statements of Income
                                                       (unaudited)

                                                          Three Months Ended                   Nine Months Ended
                                                               June 30,                            June 30,
------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                2002              2001              2002               2001
------------------------------------------------------------------------------------------------------------------------
Revenues
Net sales                                        $       598,698   $        641,858  $      1,759,136   $     2,001,648
Services                                                 527,204            577,741         1,610,611         1,721,934
Finance income                                            92,714             91,558           279,492           266,852
------------------------------------------------------------------------------------------------------------------------
                                                       1,218,616          1,311,157         3,649,239         3,990,434
------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of goods sold                                       390,757            409,861         1,155,784         1,305,473
Services costs                                           304,755            338,486           955,169         1,030,613
Finance interest expense                                  39,103             41,783           117,263           132,350
Selling and administrative                               401,017            456,249         1,202,562         1,362,578
------------------------------------------------------------------------------------------------------------------------
                                                       1,135,632          1,246,379         3,430,778         3,831,014
------------------------------------------------------------------------------------------------------------------------

Operating Income                                          82,984             64,778           218,461           159,420
Interest Expense                                          12,955             18,345            41,551            54,222
------------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations
   Before Taxes on Income                                 70,029             46,433           176,910           105,198
Taxes on Income                                           26,887             20,431            65,899            46,287
------------------------------------------------------------------------------------------------------------------------
Income From Continuing Operations                         43,142             26,002           111,011            58,911
Discontinued Operations,
   net of taxes of $942                                                                                           1,200
------------------------------------------------------------------------------------------------------------------------
Net Income                                       $        43,142   $         26,002  $        111,011   $        60,111
------------------------------------------------------------------------------------------------------------------------

Basic Earnings Per Common Share
Continuing Operations                            $          0.30   $           0.18  $           0.78   $          0.41
Discontinued Operations                                                                                            0.01
------------------------------------------------------------------------------------------------------------------------
Net Income                                       $          0.30   $           0.18  $           0.78   $          0.42
------------------------------------------------------------------------------------------------------------------------

Diluted Earnings Per Common Share
Continuing Operations                            $          0.28   $           0.18  $           0.74   $          0.41
Discontinued Operations                                                                                            0.01
------------------------------------------------------------------------------------------------------------------------
Net Income                                       $          0.28   $           0.18  $           0.74   $          0.42
------------------------------------------------------------------------------------------------------------------------

Cash Dividends Per Common Share                  $          0.04   $           0.04  $           0.12   $          0.12























See notes to condensed consolidated financial statements.

                                                    IKON Office Solutions, Inc.
                                               Consolidated Statements of Cash Flows
                                                            (unaudited)

                                                                                                      Nine Months Ended
                                                                                                          June 30,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                      2002                2001
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net Income                                                                               $          111,011  $          60,111
   Additions (deductions) to reconcile net income to net cash provided by operating activities of continuing operations:
          Depreciation                                                                                  90,392             88,758
          Amortization                                                                                  10,902             44,128
          Provision for losses on accounts receivable                                                    5,090              6,947
          Provision for deferred income taxes                                                           52,063             33,174
          Provision for lease default reserves                                                          50,557             47,224
          Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                  Decrease in accounts receivable                                                       39,141             40,041
                  Increase in inventories                                                             (11,007)            (4,572)
                  Increase in prepaid expenses and other current assets                               (15,344)           (10,435)
                  Decrease in accounts payable, deferred revenues and accrued
                     expenses                                                                         (75,668)           (94,866)
                  Decrease in accrued restructuring                                                   (16,212)           (13,902)
          Other                                                                                          8,000              1,628
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities of continuing operations                   248,925            198,236
                  Gain from discontinued operations                                                                       (2,142)
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                            248,925            196,094
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Cost of companies acquired, net of cash acquired                                                                       (2,666)
   Expenditures for property and equipment                                                            (78,833)           (68,737)
   Expenditures for equipment on operating leases                                                     (63,216)           (34,709)
   Proceeds from sale of property and equipment                                                         21,627             37,945
   Proceeds from sale of equipment on operating leases                                                  10,653             10,209
   Finance receivables - additions                                                                 (1,189,003)        (1,381,790)
   Finance receivables - collections                                                                 1,090,693          1,187,403
   Proceeds from sale of finance subsidiaries' lease receivables                                                           15,940
   Other                                                                                               (6,521)              (317)
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                              (214,600)          (236,722)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of long-term debt                                                              2,608             36,747
   Short-term (repayments) borrowings, net                                                           (178,376)            264,907
   Long-term debt repayments                                                                          (11,866)          (193,284)
   Finance subsidiaries' debt - issuances                                                            1,522,265          2,080,191
   Finance subsidiaries' debt - repayments                                                         (1,347,815)        (2,094,733)
   Dividends paid                                                                                     (17,160)           (17,022)
   Increase in restricted cash                                                                         (6,883)           (53,156)
   Proceeds from option exercises and sale of treasury shares                                            6,203              3,904
   Purchase of treasury shares and other                                                                 (258)            (7,876)
----------------------------------------------------------------------------------------------------------------------------------
                  Net cash (used in) provided by financing activities                                 (31,282)             19,678
----------------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                          6,770            (7,011)
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                     9,813           (27,961)
Cash and cash equivalents at beginning of year                                                          80,351             78,118
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $           90,164  $          50,157
----------------------------------------------------------------------------------------------------------------------------------







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

Note 2: Adoption of Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets"

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. As of March 31, 2002, the Company completed its initial impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

                             IKON North       IKON North
                              America           America                         Business          Sysinct
                               Copier        Outsourcing                        Imaging        (e-business
                              Business         Business        IKON Europe      Services       development)         Total
                           ---------------- ---------------- --------------- ---------------- ---------------- ---------------
June 30, 2002
Goodwill                      $866,434          $70,927         $294,749         $9,011           $2,996         $1,244,117

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As of June 30, 2002, there are no intangible assets that are required to be amortized by SFAS 142.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                            Three Months Ended                 Nine Months Ended
                                                      -------------------------------    -------------------------------
                                                        June 30,          June 30,         June 30,          June 30,
                                                          2002              2001             2002              2001
                                                      -------------     -------------    -------------     -------------
Reported net income                                        $43,142           $26,002         $111,011           $60,111
Add-back goodwill amortization, net of
   taxes of $236 and $711                                                     10,102                             30,468
                                                      -------------     -------------    -------------     -------------
Adjusted net income                                        $43,142           $36,104         $111,011           $90,579
                                                      =============     =============    =============     =============


Reported basic earnings per common share                     $0.30             $0.18            $0.78             $0.42
Add-back goodwill amortization                                                  0.07                               0.21
                                                      -------------     -------------    -------------     -------------
Adjusted basic earnings per common share                     $0.30             $0.25            $0.78             $0.63
                                                      =============     =============    =============     =============

Reported diluted earnings per common share                   $0.28             $0.18            $0.74             $0.42
Add-back goodwill amortization                                                  0.07                               0.21
                                                      -------------     -------------    -------------     -------------
Adjusted diluted earnings per common share                   $0.28             $0.25            $0.74             $0.63
                                                      =============     =============    =============     =============

Note 3: Restructuring and Asset Impairment Charges

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

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                                                     Remaining
                                               Employees                  Employee                Employees to
                                                Affected              Terminations               be Terminated
---------------------------------------------------------------------------------------------------------------
Terminations                                       1,600                   (1,276)                         324

                                                                                                     Remaining
                                                   Sites                     Sites                    Sites to
                                                Affected                    Closed                   be Closed
---------------------------------------------------------------------------------------------------------------
Closures                                              24                      (21)                           3

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at June 30, 2002, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments           June 30,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (9,223)           $ 17,277

Contractual commitments                          8,000          (2,295)              5,705
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500       $ (11,518)           $ 22,982
-------------------------------------------------------------------------------------------



                                               Balance                               Balance
                                         September 30,         Payments             June 30,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002                 2002
---------------------------------------------------------------------------------------------
Severance                                     $  2,023         $  (954)             $  1,069
Contractual commitments                         10,026          (3,740)                6,286
---------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (4,694)             $  7,355
---------------------------------------------------------------------------------------------

Note 4: Unsecured Credit Facility

On May 24, 2002, the Company obtained a new $300,000 unsecured credit facility (the "New Credit Facility") with a group of lenders. The New Credit Facility replaces our $600,000 credit facility that was to expire in January 2003 (the "Old Credit Facility"). Revolving loans are available, with certain sub-limits, to IOS Capital, LLC, IKON's leasing subsidiary in the United States; IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON's leasing subsidiary in Canada. The New Credit Facility contractually matures on May 24, 2005. As of June 30, 2002, the Company has no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of June 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,418. The remaining amount available under the New Credit Facility for borrowings or letters of credit is $278,582 as of June 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect our ability to continue to securitize receivables. In addition, unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased $250,000 of IOSC's 9.75% Notes due June 15, 2004, all loans under the New Credit Facility mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Note 5: Lease-Backed Notes

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, IOS Capital, LLC ("IOSC"), IKON's leasing subsidiary in the United States, and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts, (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account. On May 21, 2002, IKON Receivables Funding, LLC ("Receivables Funding"), a wholly owned subsidiary of IOSC, issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes consist of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases. IOSC repaid $597,279 of lease-backed notes during the first nine months of fiscal 2002.

Note 6: Asset Securitization Conduit Financing

During the nine months ended June 30, 2002, IOSC pledged or transferred $519,589 in financing lease receivables for $449,911 in cash in connection with its revolving asset securitization conduit financing agreements. IOSC repaid $593,411 in connection with its issuance of the Notes described above. As of June 30, 2002, IOSC had approximately $581,692 available under revolving asset securitization conduit financing agreements.

Note 7: Convertible Subordinated Notes

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the "Convertible Notes") with an interest rate of 5.0%, which are due on May 1, 2007. The convertible notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002. IOSC used the net proceeds to repay loans due to IKON and for general corporate purposes.

Note 8: Comprehensive Income

Total comprehensive income is as follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                  June 30,                             June 30,
                                                       -------------------------------    ------------------------------------
                                                           2002              2001              2002                2001
                                                       -------------     -------------    ----------------    ----------------
Net income                                                  $43,142           $26,002            $111,011             $60,111
Foreign currency translation adjustments                      2,371             3,315             (1,865)             (3,732)
  Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of tax benefit of $3,778                                                                            (5,584)

Net gain (loss) on derivative financial instruments,
  net of tax expense (benefit) of: $(1,570) and
  $1,065 for the three months ended June 30, 2002
  and 2001, respectively; $5,430 and $(7,155) for
  the nine months ended June 30, 2002 and 2001,
  respectively                                              (2,355)             1,597               8,146            (10,816)
                                                       -------------     -------------    ----------------    ----------------
Total comprehensive income                                  $43,158           $30,914            $117,292             $39,979
                                                       =============     =============    ================    ================

Minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(14,261), $(714) and $(22,228), respectively, at June 30, 2002 and $(12,396), $(714) and $(30,374), respectively, at September 30, 2001.

Note 9: Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                               Three Months Ended                 Nine Months Ended
                                                                    June 30,                           June 30,
                                                          ------------------------------    -------------------------------
                                                             2002              2001             2002              2001
                                                          ------------     -------------    --------------    -------------
Numerator:
Numerator for basic earnings per common share -
   income from continuing operations                          $43,142           $26,002          $111,011          $58,911
                                                          ------------     -------------    --------------    -------------

Effect of dilutive securities:
   Interest expense on Convertible Notes, net of tax            1,264                               1,264
                                                          ------------     -------------    --------------    -------------

Numerator for diluted earnings per common
   share - income from continuing operations plus
   assumed conversion                                         $44,406           $26,002          $112,275          $58,911
                                                          ------------     -------------    --------------    -------------

Denominator:
Denominator for basic earnings per common share
   - weighted average common shares                           143,867           141,546           142,901          142,121
                                                          ------------     -------------    --------------    -------------
Effect of dilutive securities:
   Convertible Notes                                           10,748                               3,583
   Employee stock awards                                          469               402               451               88
   Employee stock options                                       3,511             3,483             3,983            1,773
                                                          ------------     -------------    --------------    -------------
Dilutive potential common shares                               14,728             3,885             8,017            1,861
                                                          ------------     -------------    --------------    -------------
Denominator for diluted earnings per
   common share - adjusted weighted average
   common shares and assumed conversions                      158,595           145,431           150,918          143,982
                                                          ------------     -------------    --------------    -------------



Basic earnings per common share from continuing
   operations                                                   $0.30             $0.18             $0.78            $0.41
                                                          ============     =============    ==============    =============
Diluted earnings per common share from
   continuing operations                                        $0.28             $0.18             $0.74            $0.41
                                                          ============     =============    ==============    =============


The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Options to purchase 6,497 shares of common stock at $11.45 per share to $46.59 per share were outstanding during the third quarter of fiscal 2002 and options to purchase 4,982 shares of common stock at $7.50 per share to $56.42 per share were outstanding during the third quarter of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Options to purchase 6,497 shares of common stock at $11.45 per share to $46.59 per share were outstanding during the first nine months of fiscal 2002 and options to purchase 7,508 shares of common stock at $5.39 per share to $56.42 per share were outstanding during the first nine months of fiscal 2001, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 10: Segment Reporting

The table below presents segment information for the three months ended June 30, 2002 and 2001:

                                                     IKON                                        Corporate
                                                    North           IKON                            And
                                                   America         Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
Three Months Ended June 30, 2002
Revenues, excluding finance income             $    1,017,183  $      97,420   $    11,299                    $     1,125,902
Finance income                                         87,592          5,122                                           92,714
Operating income (loss)                               129,157          5,689         (785)   $      (51,077)           82,984
Interest expense                                                                                    (12,955)         (12,955)
Income before taxes                                                                                                    70,029

Three Months Ended June 30, 2001
Revenues, excluding finance income             $    1,065,225  $     103,231   $    51,143                    $     1,219,599
Finance income                                         86,683          4,875                                           91,558
Operating income (loss)                               115,723          7,612       (5,636)   $      (52,921)           64,778
Interest expense                                                                                    (18,345)         (18,345)
Income before taxes                                                                                                    46,433


The table below presents segment information for the nine months ended June 30, 2002 and 2001:

                                                     IKON                                        Corporate
                                                    North           IKON                            And
                                                   America         Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
Nine Months Ended June 30, 2002
Revenues, excluding finance income             $    3,010,898  $     309,811   $    49,038                    $     3,369,747
Finance income                                        264,508         14,984                                          279,492
Operating income (loss)                               354,352         16,640       (9,112)   $     (143,419)          218,461
Interest expense                                                                                    (41,551)         (41,551)
Income before taxes                                                                                                   176,910

Nine Months Ended June 30, 2001
Revenues, excluding finance income             $    3,242,332  $     324,665   $   156,585                    $     3,723,582
Finance income                                        251,617         15,235                                          266,852
Operating income (loss)                               287,394         17,503      (19,819)   $     (125,658)          159,420
Interest expense                                                                                    (54,222)         (54,222)
Income before taxes                                                                                                   105,198


Note 11: Contingencies

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the "Claim") involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with the Claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan (the "Plan"). The court certified a class with respect to the Claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court has preliminarily approved the settlement. The court held a hearing on the final approval of the settlement on August 8, 2002, and issued a Memorandum and Order on August 9, 2002 approving the settlement. Plaintiffs' counsel has petitioned the court for an award of their fees and costs of litigation. The court has not yet ruled on the petition. Any fees and costs awarded by the court will be paid by the Company. Such payment is not expected to have a material financial impact on the Company.

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



Note 12: Financial Instruments

As of June 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2002, an unrealized gain totaling $8,146 after taxes, was recorded in accumulated other comprehensive loss.

Note 13: Pending Accounting Changes

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

In May 2002, the FASB approved SFAS 145, "Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. Early application of all provisions is encouraged. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 145 on our consolidated financial statements.

In June 2002, the FASB approved SFAS 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 146 on our consolidated financial statements.

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

Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below some of the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K/A for our fiscal year ended September 30, 2001, as amended, and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include, but are not limited to, the following:

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

Goodwill. IKON evaluates goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") 142. SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. If future discounted cash flows are less favorable than those anticipated, goodwill may be impaired.

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

Allowances for Receivables. IKON maintains allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required.

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

Our preparation of this Quarterly Report on Form 10-Q and other financial statements filed with the SEC requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Results of Operations

This discussion reviews the results of operations of the Company as reported in the consolidated statements of income.

                        Three Months Ended June 30, 2002
                Compared to the Three Months Ended June 30, 2001

Results of operations for the third quarter of fiscal 2002, compared to the third quarter of fiscal 2001, were as follows:

Our third quarter revenues decreased by $92,541, or 7.1%, compared to the third quarter of fiscal 2001. This resulted primarily from the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. Excluding the impact of these downsizing actions, revenues for the quarter were down less than 2%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $43,160, or 6.7%, compared to the third quarter of fiscal 2001. More than half of the decrease was attributable to a decline in sales of technology-related hardware, down approximately 30% from the prior year. The Company has been de-emphasizing this low-margin revenue stream, choosing instead to redirect its technical capabilities to support the growing service opportunities in document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 3%. In sales of copier/printer equipment, which were down less than 2% from the prior year, the Company's performance remained strong in the high-end, segment 5 & 6 market, with over 30% growth compared to the third quarter of fiscal 2001, including growth in sales of production monochrome and color devices. Sales of lower-end copier/printer equipment and supply sales declined compared to the prior year - a reflection of the strategies the Company has employed to shift its sales focus to more profitable and strategic offerings, as well as ongoing economic and competitive pressures.

Services, which primarily includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $50,537, or 8.7%, compared to the third quarter of fiscal 2001. Outsourcing and other service offerings continued to be impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for approximately $47,000 of the decline. Excluding the impact of these downsizing actions, outsourcing and other services were flat for the quarter. The Company's installed equipment base continues to generate strong revenues from the servicing of copier/printer equipment, which grew slightly from the prior year as the base continues to undergo a shift from analog to digital technology, and the Company's focus on expanding its product mix to higher-end devices.

Finance income increased by $1,156, or 1.3%, compared to the third quarter of fiscal 2001. Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOS Capital, LLC ("IOSC"), IKON's leasing subsidiary in the United States, accounted for approximately 93% of IKON's finance income for the third quarter of fiscal 2002. Effective as of the third quarter of fiscal 2002, income generated through IOSC's administrative infrastructure, such as syndication fees, late fees and other processing-related revenue, will be reported as Services rather than Finance Income. Costs associated with these income generating activities have been reclassified from Selling and Administrative Expenses to Services Costs. There is no impact to operating income, net income or earnings per share as a result of this change.

The following revenue and expense amounts have been reclassified:

------------------------------------------- ---------------------------------------- ----------------------------------------
                                                           Revenue*                                Expense**
                                                           --------                                ---------
------------------------------------------- ---------------------------------------- ----------------------------------------
Quarter ended June 30, 2002                                 $4,894                                    $676
------------------------------------------- ---------------------------------------- ----------------------------------------
Quarter ended June 30, 2001                                 $6,079                                    $631
------------------------------------------- ---------------------------------------- ----------------------------------------

*Amounts have been reclassified from Finance Income to Services Revenue. **Amounts have been reclassified from Selling and Administrative Expenses to Services Costs.

Overall gross margin was unchanged at 39.7% for the third quarter of fiscal 2002 and 2001. The gross margin on net sales decreased to 34.7% from 36.1% in the third quarter of fiscal 2001. This was primarily due to the decline in supply sales gross margins resulting from the decrease in supply sales described above. The gross margin on services increased to 42.2% from 41.4% in the third quarter of fiscal 2001. This increase is primarily due to stronger margins on equipment service, reflecting increased productivity of our service technicians combined with an increasingly more efficient digital service base. The gross margin on finance income increased to 57.8% from 54.4% in the third quarter of fiscal 2001, primarily due to the effect of a higher average portfolio yield and lower average borrowing rates compared to the third quarter of fiscal 2001.

Selling and administrative expense as a percent of revenue was 32.9% in the third quarter of fiscal 2002 compared to 34.8% in the third quarter of fiscal 2001, representing a decrease of $55,232, or 12.1%. The decrease resulted from improved productivity, centralization and consolidation initiatives, the downsizing or elimination of unprofitable businesses, lower selling costs due to lower sales of equipment, improvements in the sales organization infrastructure, and the elimination of approximately $10 million of goodwill amortization under SFAS 142.

Our operating income increased by $18,206 compared to the third quarter of fiscal 2001. Our operating margin was 6.8% in the third quarter of fiscal 2002 compared to 4.9% (5.7% assuming the impact of not amortizing goodwill) in the third quarter of fiscal 2001.

Interest expense was $12,955 in the third quarter of fiscal 2002 compared to $18,345 in the third quarter of fiscal 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to the third quarter of fiscal 2001.

The effective income tax rate was 38.4% in the third quarter of fiscal 2002 compared to 44.0% in the third quarter of fiscal 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The third quarter effective tax rate reflects a cumulative increase in the tax provision to achieve a year to date effective tax rate of 37.25%. The effective tax rate was increased from that used for the first half of fiscal 2002, due to the inability to record tax benefits on losses incurred in foreign jurisdictions.

Diluted earnings per common share were $0.28 in the third quarter of fiscal 2002 compared to $0.18 in the third quarter of fiscal 2001. The diluted earnings per common share calculation for the third quarter of fiscal 2002 reflects the impact of the 5% Convertible Subordinated Notes (the "Convertible Notes") due 2007 issued by IOSC on May 13, 2002. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. Assuming the impact of not amortizing goodwill, diluted earnings per common share in the third quarter of fiscal 2001 would have been $0.25.

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

                             IKON North       IKON North
                              America           America                           Business          Sysinct
                               Copier        Outsourcing                           Imaging        (e-business
                              Business         Business         IKON Europe        Services       development)      Total
                           ---------------- ---------------- --------------- ---------------- ---------------- ----------------
June 30, 2002
Goodwill                      $866,434          $70,927         $294,749         $9,011           $2,996         $1,244,117

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As of June 30, 2002, there are no intangible assets that are required to be amortized by SFAS 142.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

                                                                  Three Months Ended
                                                             ------------------------------
                                                               June 30,         June 30,
                                                                 2002             2001
                                                             -------------    -------------
Reported net income                                               $43,142          $26,002
Add-back goodwill amortization, net of taxes of $236                                10,102
                                                             -------------    -------------
Adjusted net income                                               $43,142          $36,104
                                                             =============    =============

Reported basic earnings per common share                            $0.30            $0.18
Add-back goodwill amortization                                                        0.07
                                                             -------------    -------------
Adjusted basic earnings per common share                            $0.30            $0.25
                                                             =============    =============

Reported diluted earnings per common share                          $0.28            $0.18
Add-back goodwill amortization                                                        0.07
                                                             -------------    -------------
Adjusted diluted earnings per common share                          $0.28            $0.25
                                                             =============    =============

Review of Business Segments

IKON North America
Revenues, excluding finance income, decreased by $48,042, or 4.5%, to $1,017,183 in the third quarter of fiscal 2002 from $1,065,225 in the third quarter of fiscal 2001. The decrease was primarily due to a decline in sales of technology-related hardware and lower end copier/printer equipment reflecting our strategy to de-emphasize certain low margin products as well as ongoing economic and competitive pressures. This decrease was slightly offset by increases in revenue from after-market equipment service, facilities management and the sale of high-end, segment 5 and 6 copier/printer equipment. Finance income increased by $909, or 1.0%, to $87,592 in the third quarter of fiscal 2002, from $86,683 in the third quarter of fiscal 2001. The increase was primarily due to growth in the lease receivables portfolio and longer average lease terms. Operating income increased by $13,434, or 11.6%, to $129,157 in the third quarter of fiscal 2002 from $115,723 in the third quarter of fiscal 2001. The increase was due to higher gross margins on services and finance income and reduced selling and administrative costs as discussed above.

IKON Europe
Revenues, excluding finance income, decreased by $5,811, or 5.6%, to $97,420 in the third quarter of fiscal 2002 from $103,231 in the third quarter of fiscal 2001. This decrease was due mainly to a decrease in sales of technology-related hardware and a decline in after-market equipment service revenues. Finance income increased by $247, or 5.1%, to $5,122 in the third quarter of fiscal 2002 from $4,875 in the third quarter of fiscal 2001. Operating income decreased by $1,923, or 25.3%, to $5,689 in the third quarter of fiscal 2002 from $7,612 in the third quarter of fiscal 2001. Excluding a $1,700 gain related to the sale of certain real estate in the UK in fiscal 2001, operating income decreased by $223, or 2.9%, due to ongoing economic and competitive pressures, particularly in France, as well as declines in after-market equipment service.

Other
Other revenues decreased by $39,844, or 77.9%, to $11,299 in the third quarter of fiscal 2002 from $51,143 in the third quarter of fiscal 2001. The decline is primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony and technology education. There was an operating loss of $785 in the third quarter of fiscal 2002 compared to an operating loss of $5,636 in the third quarter of fiscal 2001. The decrease in operating loss reflects the impact of the actions described above concerning the removal of certain non-strategic businesses to improve operating margin performance.






                         Nine Months Ended June 30, 2002
                 Compared to the Nine Months Ended June 30, 2001

Results of operations for the nine months ended June 30, 2002, compared to the nine months ended June 30, 2001, were as follows:

Our revenues decreased by $341,195, or 8.6%, compared to the nine months ended June 30, 2001. This resulted primarily from the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002 which accounted for approximately $200,000 of the decline. Excluding the impact of these downsizing actions, revenues for the first nine months of fiscal 2002 were down approximately 3.5%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $242,512, or 12.1%, compared to the nine months ended June 30, 2001. Approximately 4.3% of the decrease was attributable to a decline in sales of technology-related hardware. The Company has been de-emphasizing sales of technology-related hardware as part of its margin improvement strategy, choosing instead to redirect its technical capabilities to services that support other customer opportunities, including document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 7.8%. This decrease was due to a decline in supply sales and sales of copier/printer equipment resulting from the Company's strategic shift from sales of lower-end, lower margin equipment to higher-end, higher margin equipment as well as ongoing economic and competitive pressures. The Company's performance remained strong in the high-end, segment 5 & 6 market with over 30% growth compared to the first nine months of fiscal 2001. In addition, the Company continues to focus on larger regional and national accounts that entail a longer sales cycle. Supply sales declined due to the customer benefits digital technology provides in terms of product reliability and efficiency.

Services, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $111,323, or 6.5%, compared to the nine months ended June 30, 2001. This was due to a decrease in outsourcing and other services. Revenues from outsourcing and other services declined from the prior year due primarily to the downsizing, sale, and closure of certain non-strategic businesses. Facilities management services, one of the Company's key outsourcing offerings, continued to grow and offset some of the decline.

Finance income increased by $12,640, or 4.7%, compared to the nine months ended June 30, 2001, primarily due to continued growth in the lease receivables portfolio. Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOSC accounted for approximately 93% of IKON's finance income for the nine months ended June 30, 2002. Approximately 79% of IKON North America's copier and equipment revenues were financed by IOSC during the nine months ended June 30, 2002 compared to approximately 74% during the nine months ended June 30, 2001. Effective as of the third quarter of fiscal 2002, income generated through IOSC's administrative infrastructure, such as syndication fees, late fees and other processing-related revenue, will be reported as Services rather than within Finance Income. Costs associated with these income generating activities have been reclassified from Selling and Administrative Expenses to Services Costs. There is no impact on operating income, net income or earnings per share as a result of this change.

The following revenue and expense amounts have been reclassified:

------------------------------------------- ---------------------------------------- ----------------------------------------
                                                           Revenue*                                Expense**
                                                           --------                                ---------
------------------------------------------- ---------------------------------------- ----------------------------------------
Nine months ended June 30, 2002                            $15,933                                   $1,982
------------------------------------------- ---------------------------------------- ----------------------------------------
Nine months ended June 30, 2001                            $18,139                                   $1,813
------------------------------------------- ---------------------------------------- ----------------------------------------

*Amounts have been reclassified from Finance Income to Services Revenue. **Amounts have been reclassified from Selling and Administrative Expenses to Services Costs.


Overall gross margin was 38.9% compared to 38.1% in the nine months ended June 30, 2001. The gross margin on net sales was 34.3% compared to 34.8% in the nine months ended June 30, 2001. The gross margin on services increased to 40.7% from 40.1% in the nine months ended June 30, 2001, primarily due to stronger margins on equipment service which reflects the improved productivity of our service technicians. The gross margin on finance income increased to 58.0% from 50.4% in the third quarter of fiscal 2001, primarily due to the effect of a higher average portfolio yield and lower average borrowing rates compared to the nine months ended June 30, 2001.

Selling and administrative expense as a percent of revenue was 33.0% in the nine months ended June 30, 2002 compared to 34.1% in the nine months ended June 30, 2001. The decrease of $160,016, or 11.7%, resulted from improved productivity, centralization and consolidation initiatives, the downsizing or elimination of unprofitable businesses, decreased selling costs due to lower sales of equipment, improvements in the sales organization infrastructure, and the elimination of goodwill amortization which accounted for approximately $30,000 of the decrease.

Operating income increased by $59,041 compared to the nine months ended June 30, 2001. Our operating margin was 6.0% in the nine months ended June 30, 2002 compared to 4.0% (4.8% assuming the impact of not amortizing goodwill) in the nine months ended June 30, 2001.

Interest expense was $41,551 in the nine months ended June 30, 2002 compared to $54,222 in the nine months ended June 30, 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to the nine months ended June 30, 2001.

The effective income tax rate was 37.3% in the nine months ended June 30, 2002 compared to 44.0% in the nine months ended June 30, 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001.

In the first nine months of fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations.

Diluted earnings per common share were $0.74 in the nine months ended June 30, 2002 compared to $0.42 ($0.41 excluding the after-tax effect of the gain from discontinued operations) in the nine months ended June 30, 2001. The diluted earnings per common share calculation for the first nine months of fiscal 2002 reflects the impact of the Convertible Notes. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. Assuming the impact of not amortizing goodwill, diluted earnings per common share for the nine months ended June 30, 2001 would have been $0.63 ($0.62 excluding the after-tax effect of the gain from discontinued operations).

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:


                                                                         Nine Months Ended
                                                                ------------------------------------
                                                                   June 30,            June 30,
                                                                     2002                2001
                                                                ----------------    ----------------
Reported net income                                                    $111,011             $60,111
Add-back goodwill amortization, net of taxes of $711                                         30,468
                                                                ----------------    ----------------
Adjusted net income                                                    $111,011             $90,579
                                                                ================    ================

Reported basic earnings per common share                                  $0.78               $0.42
Add-back goodwill amortization                                                                 0.21
                                                                ----------------    ----------------
Adjusted basic earnings per common share                                  $0.78               $0.63
                                                                ================    ================

Reported diluted earnings per common share                                $0.74               $0.42
Add-back goodwill amortization                                                                 0.21
                                                                ----------------    ----------------
Adjusted diluted earnings per common share                                $0.74               $0.63
                                                                ================    ================

Review of Business Segments

IKON North America
Revenues, excluding finance income, decreased by $231,434, or 7.1%, to $3,010,898 for the first nine months of fiscal 2002 from $3,242,332 for the first nine months of fiscal 2001. The decrease was primarily due to a decline in sales of technology-related hardware and lower-end copier/printer equipment as a result of strategic initiatives to de-emphasize sales of certain low margin products as well as ongoing economic and competitive pressures. This decrease was slightly offset by increases in revenue from facilities management and the sale of high-end, segment 5 and 6 copier/printer equipment. Finance income increased by $12,891, or 5.1%, to $264,508 for the first nine months of fiscal 2002 from $251,617 for the first nine months of fiscal 2001. The increase was primarily due to growth in the lease receivables portfolio and longer average lease terms. Operating income increased by $66,958, or 23.3%, to $354,352 for the first nine months of fiscal 2002 from $287,394 for the first nine months of fiscal 2001. The increase was due to higher gross margins on services and finance income and reduced selling and administrative costs as discussed above.

IKON Europe
Revenues, excluding finance income, decreased by $14,854, or 4.6%, to $309,811 for the first nine months of fiscal 2002 from $324,665 for the first nine months of fiscal 2001. This decrease was due mainly to declines in sales of technology-related hardware and in the service after-market for copier/printer equipment, offset by growth in outsourcing. Finance income decreased by $251, or 1.6%, to $14,984 for the first nine months of fiscal 2002 from $15,235 for the first nine months of fiscal 2001. Operating income decreased by $863, or 4.9%, to $16,640 for the first nine months of fiscal 2002 from $17,503 for the first nine months of fiscal 2001. Excluding a $1,700 gain related to the sale of certain real estate in the UK in fiscal 2001, operating income increased by $837, or 4.8%, due primarily to ongoing improvements to our operational infrastructure.

Other
Other revenues decreased by $107,547, or 68.7%, to $49,038 for the first nine months of fiscal 2002 from $156,585 for the first nine months of fiscal 2001. The decline is primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $9,112 for the first nine months of fiscal 2002 compared to an operating loss of $19,819 for the first nine months of fiscal 2001. The decrease in operating loss reflects the impact of the actions described above concerning the removal of certain non-strategic businesses to improve operating margin performance.

Restructuring and Asset Impairment Charges

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

The employees and locations affected by the Fiscal 2001 Charge described above are as follows:

                                                                                                     Remaining
                                               Employees                  Employee                Employees to
                                                Affected              Terminations               be Terminated
---------------------------------------------------------------------------------------------------------------
Terminations                                       1,600                   (1,276)                         324

                                                                                                     Remaining
                                                   Sites                     Sites                    Sites to
                                                Affected                    Closed                   be Closed
---------------------------------------------------------------------------------------------------------------
Closures                                              24                      (21)                           3

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fiscal 2000 Charge from September 30, 2001 to the balance remaining at June 30,2002, which is included in other accrued expenses on the consolidated balance sheet:

                                               Balance                             Balance
                                         September 30,         Payments           June 30,
Fiscal 2001 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $ 26,500        $ (9,223)           $ 17,277
Contractual commitments                          8,000          (2,295)              5,705
-------------------------------------------------------------------------------------------
     Total                                    $ 34,500       $ (11,518)           $ 22,982
-------------------------------------------------------------------------------------------

                                               Balance                             Balance
                                         September 30,         Payments           June 30,
Fiscal 2000 Restructuring Charge                  2001      Fiscal 2002               2002
-------------------------------------------------------------------------------------------
Severance                                     $  2,023         $  (954)           $  1,069
Contractual commitments                         10,026          (3,740)              6,286
-------------------------------------------------------------------------------------------
     Total                                    $ 12,049        $ (4,694)           $  7,355
-------------------------------------------------------------------------------------------

Financial Condition and Liquidity

Net cash provided by operating activities for the first nine months of fiscal 2002 was $248,925. During the same period, the Company used $214,600 of cash for investing activities, which included net finance subsidiary use of $98,310, capital expenditures for property and equipment of $78,833 and capital expenditures for equipment on operating leases of $63,216. Cash used in financing activities of $31,282, includes net repayments of $9,258 of non-finance subsidiaries' long-term debt, net issuances of $174,450 of finance subsidiaries' debt and net repayments of $178,376 of short-term debt.

Debt, excluding finance subsidiaries, was $615,933 at June 30, 2002, a decrease of $185,006 from the debt balance of $800,939 at September 30, 2001. Excluding finance subsidiaries' debt, our debt to capital ratio was 29% at June 30, 2002 compared to 36.5% at September 30, 2001. Finance subsidiaries' debt is excluded from the calculation because a significant amount of this debt is backed by a portion of the lease receivables portfolio. Restricted cash on the consolidated balance sheets primarily represents cash collected on certain finance receivables, which must be used to repay certain lease-backed notes.

On May 24, 2002, we obtained a new $300,000 unsecured credit facility (the "New Credit Facility") with a group of lenders. The New Credit Facility replaces our $600,000 credit facility that was to expire in January 2003 (the "Old Credit Facility"). Revolving loans are available, with certain sub-limits, to IOS Capital, LLC, IKON's leasing subsidiary in the United States; IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON's leasing subsidiary in Canada. The New Credit Facility contractually matures on May 24, 2005. As of June 30, 2002, the Company has no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of June 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,418. The remaining amount available under the New Credit Facility for borrowings or letters of credit is $278,582 as of June 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect our ability to continue to securitize receivables. In addition, unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased $250,000 of IOSC's 9.75% Notes due June 15, 2004, all loans under the New Credit Facility mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

As of June 30, 2002, finance subsidiaries' debt increased by $184,592 from September 30, 2001. During the nine months ended June 30, 2002, our finance subsidiaries repaid $1,347,815 of debt and received $1,522,265 from the issuance of lease-backed notes and other debt instruments. As of June 30, 2002, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $655,000, (pound)20,539 and CN$41,928 available under their revolving asset securitization conduit financing agreements.

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the "Convertible Notes") with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the convertible notes semi-annually beginning November 1, 2002.

On May 21, 2002, IKON Receivables Funding, LLC (a wholly owned subsidiary of the Company) issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes are comprised of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2002, unrealized gains totaling $8,146 after taxes, was recorded in accumulated other comprehensive loss. As of June 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

During the first nine months of fiscal 2002, the Company repurchased 21 shares of its common stock. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The following summarizes IKON's significant contractual obligations and commitments as of June 30, 2002:

                                                                 Payments Due by Period
                                                       Less Than
    Contractual Obligations            Total             1 year         1 - 3 years      4 - 5 years      After 5 years
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Long-Term Debt                           $608,382           $13,067         $129,302           $55,612         $410,401
Long-Term Debt, Finance
     Subsidiaries                       2,780,331         1,065,323        1,268,130           446,852               26
Notes Payable                               7,551             7,551
Purchase Commitments                       26,214            14,058           12,156
Operating Leases                          247,318            45,226           94,324            53,550           54,218
Synthetic Leases                           41,901            23,901                             18,000
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total                                  $3,711,697        $1,169,126       $1,503,912          $574,014         $464,645

Payments on long-term debt, finance subsidiaries generally are made from collections on our finance receivables. At June 30, 2002, long-term debt, finance subsidiaries was $2,780,331 and finance receivables were $3,411,986.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for future technical support of $15,650 will be expensed over the term of the contract. The remaining $10,564 is for software and is included in fixed assets and accrued liabilities as of June 30, 2002.

Synthetic leases are not required to be recorded on the Company's balance sheet. The payments above represent the contractual obligation due at the end of the lease period and will be paid from proceeds received from the sale of the properties related to the synthetic leases. IKON obtains valuations of leased properties structured as synthetic leases. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON may be required to record a charge to income. Any current shortfall between the contractual obligation and the estimated fair value of the leased assets has been accrued as of June 30, 2002.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of June 30, 2002, the Company had $292,796 available under lines of credit and $27,336 available under standby letters of credit. All commitments expire within one year.

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

In May 2002, the FASB approved SFAS 145, "Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends SFAS 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 shall be effective for financial statements issued on or after May 15, 2002. Early application of all provisions is encouraged. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 145 on our consolidated financial statements.

In June 2002, the FASB approved SFAS 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 146 on our consolidated financial statements.


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







PART II.  OTHER INFORMATION


Item 1: Legal Proceedings

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the "Claim") involves a claim brought under the Employee Retirement Income Security Act of 1974 ("ERISA"). In connection with the Claim, the plaintiffs allege that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company's stock made through the Company's Retirement Savings Plan (the "Plan"). The court certified a class with respect to the Claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court has preliminarily approved the settlement. The court held a hearing on the final approval of the settlement on August 8, 2002, and issued a Memorandum and Order on August 9, 2002 approving the settlement. Plaintiffs' counsel has petitioned the court for an award of their fees and costs of litigation. The court has not yet ruled on the petition. Any fees and costs awarded by the court will be paid by the Company. Such payment is not expected to have a material financial impact on the Company.

Item 2: Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002, IOSC issued the following securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act").

(1)  5% Convertible Subordinated Notes due 2007

     a) Securities Sold: On May 13, 2002, IOSC issued and sold $300,000 5% convertible subordinated notes with an interest rate of 5% which are due May 1, 2007 (the "Convertible Notes").

     b) Underwriters and Other Purchasers: The Convertible Notes were sold to Deutsche Banc Securities, J.P. Morgan Securities Inc., and Bank of America Securities LLC, as initial purchasers.

     c) Consideration: The aggregate offering price was $300,000, reflecting 100% of the aggregate principal amount of the Convertible Notes plus accrued interest from the issue date. The initial purchasers acquired the Convertible Notes at a purchase price of 97.5% of the aggregate principal amount of the Convertible Notes plus accrued interest from the issue date.

     d) Exemption from Registration: Exemption from registration under the Act was claimed based upon Rule 144A and Regulation S.

     e) Terms of Conversion: The Convertible Notes may be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share.

Item 6: Exhibits and Reports on Form 8-K

a)     Exhibits

Exhibit 4.1 Indenture dated as of May 13, 2002 between the Company, IOSC and Deutsche Bank Trust Company Americas, as Trustee.

Exhibit 4.2 Registration Rights Agreement dated May 13, 2002 between the Company, Deutsche Bank Securities, Inc. Banc of America Securities LLC and JP Morgan Securities Inc.

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports on Form 8-K

On April 29, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its press release dated April 25, 2002 regarding its results for the second quarter of fiscal 2002.

On May 7, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 9 of the Form, balance sheet and cash flow statements, intended to be considered in the context of its SEC filings regarding financial statements for the second quarter of fiscal 2002.

On May 29, 2002, the Company filed a Current Report on Form 8-K to file, under
Item 5 of the Form, information contained in its press release dated May 28, 2002 regarding the completion of a $300 million unsecured revolving credit facility dated May 24, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON OFFICE SOLUTIONS, INC.




Date    August 13, 2002                     /s/ William S. Urkiel
        -------------------                 ---------------------------
                                            William S. Urkiel
                                            Senior Vice President and
                                            Chief Financial Officer