Form 10-Q/A
period 2002-06-30
IKON OFFICE SOLUTIONS INC
filed 2002-12-20
CIK 3370

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

Yes    X    No
    ------     ------

                     Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002.

Common Stock, no par value                                 149,309,911 shares

===============================================================================

Explanatory Note

This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is being filed to provide certain additional information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and the Notes to the Condensed Consolidated Financial Statements. All financial data contained in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows remain unchanged.

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

     Item 2.   Changes in Securities and Use of Proceeds

     Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
----------

                          FORWARD-LOOKING INFORMATION
                          ---------------------------


IKON Office Solutions, Inc. (the "Registrant," "IKON" or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q/A, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform
Act"). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the restructuring programs and productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of the Oracle e-business suite; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

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

Restructuring. In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements and recorded a pre-tax restructuring and asset impairment charge of $60,000 and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions address the exit from the Company's telephony operations, the closing of a number of non-strategic digital print centers and further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions include the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the exit of the Company's technology education operations. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis).

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


                                                      IKON OFFICE SOLUTIONS, INC.
                                                      CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,
                                                                                           2002              September 30,
(in thousands)                                                                          (UNAUDITED)               2001
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                            $          90,164    $           80,351
Restricted cash                                                                                135,248               128,365
Accounts receivable, less allowances of:  June 30, 2002 - $17,123;
   September 30, 2001 - $23,510                                                                597,766               641,059
Finance receivables, less allowances of:  June 30, 2002 - $20,492;
   September 30, 2001 - $24,424                                                              1,194,211             1,171,004
Inventories                                                                                    326,783               299,776
Prepaid expenses and other current assets                                                      105,638                95,381
Deferred taxes                                                                                  98,450                98,701
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                         2,548,260             2,514,637
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM FINANCE RECEIVABLES, LESS ALLOWANCES OF:  JUNE 30, 2002 -
   $38,056;  SEPTEMBER 30, 2001 - $45,360                                                    2,217,775             2,176,205

EQUIPMENT ON OPERATING LEASES, NET                                                              92,077                71,181

PROPERTY AND EQUIPMENT, NET                                                                    209,122               207,812

GOODWILL, NET                                                                                1,244,117             1,258,112

OTHER ASSETS                                                                                    60,982                63,045
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $       6,372,333    $        6,290,992
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current portion of long-term debt                                                    $          13,067    $           17,643
Current portion of long-term debt, finance subsidiaries                                      1,065,323             1,229,631
Notes payable                                                                                    7,551               183,688
Trade accounts payable                                                                         221,905               222,999
Accrued salaries, wages and commissions                                                         95,190               126,280
Deferred revenues                                                                              164,686               185,261
Other accrued expenses                                                                         278,444               299,624
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                    1,846,166             2,265,126
-----------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                                 595,315               599,608

LONG-TERM DEBT, FINANCE SUBSIDIARIES                                                         1,715,008             1,366,108

DEFERRED TAXES                                                                                 497,871               446,059

OTHER LONG-TERM LIABILITIES                                                                    208,541               218,513

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock, no par value:  authorized 300,000 shares; issued:  June
   30, 2002-149,989 shares; September 30, 2001-150,128 shares;
   outstanding:  June 30, 2002-143,981 shares; September 30, 2001-
   141,776 shares                                                                            1,010,567             1,012,302
Series 12 preferred stock, no par value:  authorized 480 shares; none issued or outstanding
Unearned compensation                                                                           (2,428)               (3,745)
Retained earnings                                                                              561,843               463,152
Accumulated other comprehensive loss                                                           (37,203)              (43,484)
Cost of common shares in treasury:  June 30, 2002-5,329 shares;
   September 30, 2001-7,480 shares                                                             (23,347)              (32,647)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                   1,509,432             1,395,578
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $       6,372,333    $        6,290,992
-----------------------------------------------------------------------------------------------------------------------------

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

Note 2: Significant Accounting Policies

The following provides additional information regarding our significant accounting policies contained in footnote 1 of the Company's Annual Report on Form 10-K/A for the year ended September 30, 2001:

Revenue Recognition. We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and "delivery and acceptance" certificate. The "delivery and acceptance" certificate confirms that the product has been delivered, installed, accepted, is in good working condition, and is satisfactory for the intended purposes. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. The Company does not offer any equiqment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company's objective to provide complete solutions to its customers, the Company generally sells a service agreement when copier/printer equipment is sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers' suggested retail price ("MSRP") and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price list. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer and costs of financing. The equipment revenue is compared to the national price list. If the equipment revenue falls within the price range per the national price list, no adjustment is required. If the equipment revenue is not within the price range per the national price list, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price list.

Restricted Cash. Restricted cash on the consolidated balance sheets primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

Note 3: Adoption of Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets"

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



                             IKON North       IKON North
                               America          America                         Business          Sysinct
                                Copier        Outsourcing                        Imaging        (e-business
                              Business         Business     IKON Europe         Services        development)       Total
                           ---------------------------------------------------------------------------------------------------
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
                                                      =============     =============    =============     =============

Note 4: Restructuring and Asset Impairment Charges

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services business closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON's infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company's telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company's technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). The Fiscal 2001 Charge and the related actions taken resulted in a decline of approximately $85,000 in revenues and an increase in operating income of approximately $33,000 for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 as a result of the actions described above.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "First Quarter 2000 Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON's overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure will be combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the "Fourth Quarter 2000 Charge") of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax, or $0.53 per share on a basic and diluted basis). The Fiscal 2000 Charge and the related actions resulted in a decline in revenue of approximately $34,000 and an increase in operating income of approximately $63,000 in fiscal 2001, as compared to fiscal 2000.

The pre-tax components of the restructuring and asset impairment charges for fiscal 2001 and fiscal 2000 were as follows:


                                                                      FISCAL         FOURTH QUARTER          FIRST QUARTER
                                                                        2001            FISCAL 2000            FISCAL 2000
TYPE OF CHARGE                                                        CHARGE                 CHARGE                 CHARGE
---------------------------------------------------------------------------------------------------------------------------
Restructuring Charge:
   Severance                                                        $ 26,500                $ 6,092                $14,605
   Leasehold termination costs                                         5,534                  6,685                 20,265
   Contractual commitments                                             2,466                    641                  2,961
---------------------------------------------------------------------------------------------------------------------------
      Total Restructuring Charge                                      34,500                 13,418                 37,831
---------------------------------------------------------------------------------------------------------------------------

Asset Impairment Charge:
   Fixed assets                                                        6,906                  2,371                 12,668
   Goodwill and intangibles                                           22,176                      -                 38,880
---------------------------------------------------------------------------------------------------------------------------
      Total Asset Impairment Charge                                   29,082                  2,371                 51,548
---------------------------------------------------------------------------------------------------------------------------

      Total                                                         $ 63,582                $15,789               $ 89,379
---------------------------------------------------------------------------------------------------------------------------

The Company calculated the asset and goodwill impairments as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of." The proceeds received businesses that were sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and First Quarter 2000 Charge and Fourth Quarter 2000 Charge to the balance remaining at June 30, 2002, which is included in other accrued expenses on the consolidated balance sheet:


                                              FISCAL          PAYMENTS           BALANCE           PAYMENTS            BALANCE
                                                2001            FISCAL     SEPTEMBER 30,             FISCAL           JUNE 30,
FISCAL 2001 RESTRUCTURING CHARGE             CHARGES              2001              2001               2002               2002
-------------------------------------------------------------------------------------------------------------------------------
Severance                                   $ 26,500                 -          $ 26,500          $ (9,223)           $ 17,277
Leasehold termination costs                    5,534                 -             5,534            (1,166)              4,368
Contractual commitments                        2,466                 -             2,466            (1,129)              1,337
-------------------------------------------------------------------------------------------------------------------------------
   Total                                    $ 34,500                 -          $ 34,500          $(11,518)           $ 22,982
-------------------------------------------------------------------------------------------------------------------------------

                                                                 BALANCE                    BALANCE                        BALANCE
FOURTH QUARTER FISCAL 2000    FISCAL 2000     PAYMENTS     SEPTEMBER 30,    PAYMENTS  SEPTEMBER 30,        PAYMENTS       JUNE 30,
RESTRUCTURING CHARGE              CHARGES  FISCAL 2000              2000 FISCAL 2001           2001     FISCAL 2002           2002
-----------------------------------------------------------------------------------------------------------------------------------

Severance                        $  6,092            -          $  6,092    $(4,763)        $ 1,329        $  (632)         $  697
Leasehold termination costs         6,685       $ (41)             6,644     (1,843)          4,801         (1,296)          3,505
Contractual commitments               641            -               641       (301)            340           (198)            142
-----------------------------------------------------------------------------------------------------------------------------------
   Total                         $ 13,418       $ (41)          $ 13,377    $(6,907)        $ 6,470        $(2,126)        $ 4,344
-----------------------------------------------------------------------------------------------------------------------------------



                                                     ADJUSTMENT TO         BALANCE                   BALANCE                BALANCE
FIRST QUARTER FISCAL 2000  FISCAL 2000      PAYMENTS   FISCAL 2000   SEPTEMBER 30,    PAYMENTS SEPTEMBER 30,     PAYMENTS  JUNE 30,
RESTRUCTURING CHARGE           CHARGES   FISCAL 2000        CHARGE            2000 FISCAL 2001          2001  FISCAL 2002      2002
------------------------------------------------------------------------------------------------------------------------------------

Severance                      $16,389     $(10,616)     $ (1,784)         $ 3,989   $ (3,295)        $  694      $ (322)    $  372
Leasehold termination costs     33,691      (10,052)      (13,426)          10,213     (5,328)         4,885      (2,246)     2,639
Contractual commitments          3,712       (2,734)         (751)             227       (227)             -            -         -
------------------------------------------------------------------------------------------------------------------------------------
   Total                      $ 53,792     $(23,402)     $(15,961)         $14,429    $(8,850)       $ 5,579   $  (2,568)   $ 3,011
------------------------------------------------------------------------------------------------------------------------------------

The projected reductions of the remaining balances of the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter 2000 Charge are as follows:

FISCAL 2001 PROJECTED REDUCTIONS                FY 2002         FY 2003        FY 2004        FY 2005          BEYOND         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Severance                                       $ 9,478          $6,508         $1,214        $    77               -       $17,277
Real estate lease contracts                       2,117           1,420            504            327               -         4,368
Other contractual commitments                     1,307              30              -              -               -         1,337
------------------------------------------------------------------------------------------------------------------------------------
   Total                                        $12,902          $7,958         $1,718           $404               -       $22,982
------------------------------------------------------------------------------------------------------------------------------------

FOURTH QUARTER FISCAL 2000
PROJECTED REDUCTIONS                            FY 2002         FY 2003        FY 2004        FY 2005          BEYOND         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Severance                                       $   585          $  112              -              -               -       $   697
Real estate lease contracts                         557           1,230         $  838        $   259            $621         3,505
Other contractual commitments                       142               -              -              -               -           142
------------------------------------------------------------------------------------------------------------------------------------
   Total                                        $ 1,284          $1,342         $  838        $   259            $621       $ 4,344
------------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER FISCAL 2000
PROJECTED REDUCTIONS                            FY 2002         FY 2003        FY 2004        FY 2005          BEYOND         TOTAL
------------------------------------------------------------------------------------------------------------------------------------

Severance                                       $    17          $  355              -              -               -       $   372
Real estate lease contracts                       1,025           1,114         $  337        $   163               -         2,639
Other contractual commitments                         -               -              -              -               -             -
------------------------------------------------------------------------------------------------------------------------------------
   Total                                        $ 1,042          $1,469         $  337        $   163               -       $ 3,011
------------------------------------------------------------------------------------------------------------------------------------

The Company determined its probable sublease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sublease income. Projected sublease income was $3,366, $180 and $9,957 for the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter Fiscal 2000 Charge, respectively.

All actions related to our restructurings are complete. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

The employees affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

                                                                                                             REMAINING
                                                                                 ADJUSTMENT TO            EMPLOYEES TO
FISCAL 2001                              EMPLOYEES             EMPLOYEE            FISCAL 2001           BE TERMINATED
HEADCOUNT REDUCTIONS                      AFFECTED         TERMINATIONS                 CHARGE     AS OF JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------


Telephony                                      101                (101)                      -                       -
Education                                       17                 (17)                      -                       -
Technology Businesses                           94                 (76)                      -                      18
Digital Print Centers                          190                (174)                      -                      16
Infrastructure & Other                       1,198                (908)                      -                     290
-----------------------------------------------------------------------------------------------------------------------
   Total                                     1,600              (1,276)                      -                     324
-----------------------------------------------------------------------------------------------------------------------

                                                                                        REMAINING                         REMAINING
                                                                                     EMPLOYEES TO                      EMPLOYEES TO
                                                     EMPLOYEE   ADJUSTMENT TO       BE TERMINATED       EMPLOYEE      BE TERMINATED
FOURTH QUARTER FISCAL 2000            EMPLOYEES  TERMINATIONS     FISCAL 2000    AT SEPTEMBER 30,   TERMINATIONS   AT SEPTEMBER 30,
HEADCOUNT REDUCTIONS                   AFFECTED   FISCAL 2000          CHARGE                2000    FISCAL 2001               2001
------------------------------------------------------------------------------------------------------------------------------------


Education & Integration                     130             -               -                 130          (130)                  -
Digital Print Centers                       137             -               -                 137          (137)                  -
Infrastructure & Other                      119             -               -                 119          (119)                  -
------------------------------------------------------------------------------------------------------------------------------------
   Total                                    386             -               -                 386          (386)                  -
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        REMAINING                         REMAINING
                                                                                     EMPLOYEES TO                      EMPLOYEES TO
                                                     EMPLOYEE   ADJUSTMENT TO       BE TERMINATED       EMPLOYEE      BE TERMINATED
FIRST QUARTER FISCAL 2000             EMPLOYEES  TERMINATIONS     FISCAL 2000    AT SEPTEMBER 30,   TERMINATIONS   AT SEPTEMBER 30,
HEADCOUNT REDUCTIONS                   AFFECTED   FISCAL 2000          CHARGE                2000    FISCAL 2001               2001
------------------------------------------------------------------------------------------------------------------------------------


Education & Integration                     434         (329)            (80)                  25           (25)                  -
Technology Businesses                       238          (35)            (70)                 133          (133)                  -
Digital Print Centers                       323         (189)           (116)                  18           (18)                  -
Infrastructure & Other                      937         (251)           (272)                 414          (414)                  -
------------------------------------------------------------------------------------------------------------------------------------
   Total                                  1,932         (804)           (538)                 590          (590)                  -
------------------------------------------------------------------------------------------------------------------------------------

The locations affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

                                                                          ADJUSTMENT TO          REMAINING
                                             SITES              SITES       FISCAL 2000           SITES TO
SITE CLOSURES                             AFFECTED             CLOSED            CHARGE          BE CLOSED
-----------------------------------------------------------------------------------------------------------

Fiscal 2001 Charge                              24               (21)                 -                  3
Fourth Quarter Fiscal 2000 Charge                5                (5)                 -                  -
First Quarter Fiscal 2000 Charge                24               (22)                (2)                 -


Note 5: Unsecured Credit Facility

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

Note 6: Lease-Backed Notes

In addition to the $1,797,389 of lease-backed notes outstanding on September 30, 2001, on December 28, 2001, IOS Capital, LLC ("IOSC"), IKON's leasing subsidiary in the United States, and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the "Notes") for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Notes are collateralized by a pool of office equipment leases or contracts, (the "Leases") and related assets, acquired or originated by the Company (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account. On May 30, 2002, IKON Receivables Funding, LLC ("Receivables Funding"), a wholly-owned subsidiary of IOSC, issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes consist of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases. IOSC repaid $597,279 of lease-backed notes during the first nine months of fiscal 2002.

Note 7: Asset Securitization Conduit Financing

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

Note 8: Convertible Subordinated Notes

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

Note 9: Comprehensive Income

Total comprehensive income is as follows:

                                                             Three Months Ended                    Nine Months Ended
                                                                  June 30,                             June 30,
                                                       -------------------------------    ------------------------------------
                                                           2002              2001              2002                2001
                                                       -------------     -------------    ----------------    ----------------
Net income                                                  $43,142           $26,002            $111,011             $60,111
Foreign currency translation adjustments                      2,371             3,315             (1,865)             (3,732)
Cumulative effect of change in accounting
  principle for derivative and hedging activities
  (SFAS 133), net of tax benefit of $3,778                                                                            (5,584)
Net (loss) gain on derivative financial instruments,
  net of tax (benefit) expense of: $(1,570) and
  $1,065 for the three months ended June 30, 2002
  and 2001, respectively; $5,430 and $(7,155) for
  the nine months ended June 30, 2002 and 2001,
  respectively                                              (2,355)             1,597               8,146            (10,816)
                                                       -------------     -------------    ----------------    ----------------
Total comprehensive income                                  $43,158           $30,914            $117,292             $39,979
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

Note 10: Earnings Per Common Share

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

Note 11: Segment Reporting

The table below presents segment information for the three months ended June 30, 2002 and 2001:


                                                     IKON                                        Corporate
                                                    North           IKON                            And
                                                   America         Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
THREE MONTHS ENDED JUNE 30, 2002
Net sales                                      $      536,565  $      61,496   $       637                    $       598,698
Services                                              480,618         35,924        10,662                            527,204
Finance income                                         87,592          5,122                                           92,714
Operating income (loss)                               129,157          5,689          (785)   $     (51,077)           82,984
Interest expense                                                                                    (12,955)          (12,955)
Income before taxes                                                                                                    70,029

THREE MONTHS ENDED JUNE 30, 2001
Net sales                                      $      562,264  $      66,852   $    12,742                    $       641,858
Services                                              502,961         36,379        38,401                            577,741
Finance income                                         86,683          4,875                                           91,558
Operating income (loss)                               115,723          7,612        (5,636)   $     (52,921)           64,778
Interest expense                                                                                    (18,345)          (18,345)
Income before taxes                                                                                                    46,433

The table below presents segment information for the nine months ended
June 30, 2002 and 2001:


                                                     IKON                                        Corporate
                                                    North           IKON                            And
                                                   America         Europe          Other       Eliminations         Total
                                                 -------------   ------------    ----------    --------------   --------------
NINE MONTHS ENDED JUNE 30, 2002
Net sales                                      $    1,553,328  $     198,135   $     7,673                    $     1,759,136
Services                                            1,457,570        111,676        41,365                          1,610,611
Finance income                                        264,508         14,984                                          279,492
Operating income (loss)                               354,352         16,640        (9,112)   $    (143,419)          218,461
Interest expense                                                                                    (41,551)          (41,551)
Income before taxes                                                                                                   176,910

NINE MONTHS ENDED JUNE 30, 2001
Net sales                                      $    1,741,189  $     219,638   $    40,821                    $     2,001,648
Services                                            1,501,143        105,027       115,764                          1,721,934
Finance income                                        251,617         15,235                                          266,852
Operating income (loss)                               287,394         17,503       (19,819)   $    (125,658)          159,420
Interest expense                                                                                    (54,222)          (54,222)
Income before taxes                                                                                                   105,198

Note 12: Contingencies

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

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court held a hearing on the final approval of the settlement on August 8, 2002 and issued a Memorandum and Order on August 9, 2002 approving the settlement. Plaintiffs' counsel petitioned the court for an award of their fees and costs of litigation, to which the Company filed certain objections. Pursuant to an October 11, 2002 court Order, the Company paid Plaintiffs' counsel's fees and costs in the amount of $6,375. The court's August 9, 2002 Order approving the settlement is final, and the matter is completely resolved.

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management's estimates because of these uncertainties, the Company has accrued $8,413 as of June 30, 2002 for its environmental liabilities, and the accrual is based on management's best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company's consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheet as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties ("PRP's") at sites located in Rockford, IL and Barkhamsted, CT. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP's agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the nine months ended June 30, 2002 and the fiscal years ended September 30, 1999 - 2001, the Company did not incur any expenses for environmental capital projects. During the nine months ended June 30, 2002 and the fiscal years ended September 30, 1999 - 2001, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the nine months ended June 30, 2002, the expenses were $2,264. For the fiscal years ending September 30, 2001, 2000 and 1999, these expenses were $1,919, $817 and $608, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with, environmental laws and regulations.

The Company has an accrual related to black lung and worker's compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company ("Barnes & Tucker"). Barnes & Tucker owned and operated coal mines throughout Pennsylvania. IKON sold Barnes & Tucker in 1986. In connection with the sale, IKON entered into a Financing Agreement with Barnes & Tucker whereby IKON agreed to reimburse Barnes & Tucker for 95% of all costs and expenses incurred by Barnes & Tucker for black lung and worker's compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed Barnes & Tucker in accordance with the terms of the Financing Agreement. In 2000, Barnes & Tucker filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker's compensation trust to handle the administration of all black lung and worker's compensation claims relating to Barnes & Tucker. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker's compensation claims. As of June 30, 2002 and September 30, 2001, the Company's accrual for black lung and worker's compensation liabilities related to Barnes & Tucker was $17,200 and $18,155, respectively.

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

Note 13: Financial Instruments

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

Note 14: Pending Accounting Changes

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

CRITICAL ACCOUNTING POLICIES
----------------------------

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the consolidated financial statements contained in our Annual Report on Form 10-K/A for our fiscal year ended September 30, 2001, as amended, and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include the following:

Revenue Recognition. We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and "delivery and acceptance" certificate. The "delivery and acceptance" certificate confirms that the product has been delivered, installed, accepted, is in good working condition, and is satisfactory for the intended purposes. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. The Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company's objective to provide complete solutions to its customers, the Company generally sells a service agreement when copier/printer equipment is sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers' suggested retail price ("MSRP") and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price list. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer and costs of financing. The equipment revenue is compared to the national price list. If the equipment revenue falls within the price range per the national price list, no adjustment is required. If the equipment revenue is not within the price range per the national price list, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price list.

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

Residual Values. IKON estimates the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 25% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment.

Our preparation of this Quarterly Report on Form 10-Q/A and other financial statements filed with the SEC requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

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

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $43,160, or 6.7%, compared to the third quarter of fiscal 2001. More than half of the decrease, or approximately $23,000, was attributable to a decline in sales of technology-related hardware, down approximately 30% from the prior year. The Company has been de-emphasizing this low-margin revenue stream, choosing instead to redirect its technical capabilities to support the growing service opportunities in document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 3%. In sales of copier/printer equipment, which were down less than 2%, or approximately $8,000, from the prior year, the Company's performance remained strong in the high-end, segment 5 & 6 market, with over 30% growth compared to the third quarter of fiscal 2001, including growth in sales of production monochrome and color devices. Sales of lower-end copier/printer equipment declined by approximately 15% and supply sales declined by approximately 10%, or $12,500, compared to the prior year, a reflection of the strategies the Company has employed to shift its sales focus to more profitable and strategic offerings, as well as ongoing economic and competitive pressures.

Services, which primarily includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $50,537, or 8.7%, compared to the third quarter of fiscal 2001. Outsourcing and other service offerings continued to be impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for approximately $47,000 of the decline. Excluding the impact of these downsizing actions, outsourcing and other services were flat for the quarter. The Company's installed equipment base continues to generate strong revenues from the servicing of copier/printer equipment, which grew approximately 1% from the prior year as the base continues to undergo a shift from analog to digital technology, and the Company's focus on expanding its product mix to higher-end devices.

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

The following revenue and expense amounts have been reclassified:

                                               Revenue*              Expense**
                                               -------               -------
Quarter ended June 30, 2002                     $4,894                  $676
Quarter ended June 30, 2001                     $6,079                  $631

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

Our operating income increased by $18,206 compared to the third quarter of fiscal 2001. Our operating margin was 6.8% in the third quarter of fiscal 2002 compared to 4.9% (5.7% assuming the impact of not amortizing goodwill) in the third quarter of fiscal 2001. Operating margin is calculated as operating income divided by total revenue.

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

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $242,512, or 12.1%, compared to the nine months ended June 30, 2001. Approximately 4.3%, or $87,000, of the decrease was attributable to a decline in sales of technology-related hardware. The Company has been de-emphasizing sales of technology-related hardware as part of its margin improvement strategy, choosing instead to redirect its technical capabilities to services that support other customer opportunities, including document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 7.8%. This decrease was due to a decline in supply sales of approximately 9%, or $36,000, and a decline in sales of copier/printer equipment of approximately 9%, or $120,000, resulting from the Company's strategic shift from sales of lower-end, lower margin equipment to higher-end, higher margin equipment as well as ongoing economic and competitive pressures. The Company's performance remained strong in the high-end, segment 5 & 6 market with over 30% growth compared to the first nine months of fiscal 2001. In addition, the Company continues to focus on larger regional and national accounts that entail a longer sales cycle. Supply sales declined due to the customer benefits digital technology provides in terms of product reliability and efficiency.

Services, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $111,323, or 6.5%, compared to the nine months ended June 30, 2001. This was due to a decrease in outsourcing and other services. Revenues from outsourcing and other services declined from the prior year due primarily to the downsizing, sale, and closure of certain non-strategic businesses during fiscal 2002, which accounted for approximately $110,000 of the decline. Revenue from facilities management services, one of the Company's key outsourcing offerings, increased by 1% and offset some of the decline.

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

The following revenue and expense amounts have been reclassified:

                                              Revenue*            Expense**
                                              -------             -------
Nine months ended June 30, 2002               $15,933             $1,982
Nine months ended June 30, 2001               $18,139             $1,813

*Amounts have been reclassified from Finance Income to Services Revenue. **Amounts have been reclassified from Selling and Administrative Expenses to Services Costs.

Overall gross margin was 38.9% compared to 38.1% in the nine months ended June 30, 2001. The gross margin on net sales was 34.3% compared to 34.8% in the nine months ended June 30, 2001. The gross margin on services increased to 40.7% from 40.1% in the nine months ended June 30, 2001, primarily due to stronger margins on equipment service which reflects the improved productivity of our service technicians. The gross margin on finance income increased to 58.0% from 50.4% in the nine months ended June 30, 2001, primarily due to the effect of a higher average portfolio yield and lower average borrowing rates compared to the nine months ended June 30, 2001. The average financing rates on our lease receivables were 11.05%, 11.11% and 10.45% for the nine months ended June 30, 2002, and the fiscal years ended September 30, 2001 and 2000, respectively. Additionally, our average cost of funds on our lease receivables was 6.28%, 6.66% and 7.04% for the nine months ended June 30, 2002, and the fiscal years ended September 30, 2001 and 2000, respectively.

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

Operating income increased by $59,041 compared to the nine months ended June 30, 2001. Our operating margin was 6.0% in the nine months ended June 30, 2002 compared to 4.0% (4.8% assuming the impact of not amortizing goodwill) in the nine months ended June 30, 2001. Operating income is calculated as operating income divided by total revenue.

Interest expense was $41,551 in the nine months ended June 30, 2002 compared to $54,222 in the nine months ended June 30, 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to the nine months ended June 30, 2001.

The effective income tax rate was 37.3% in the nine months ended June 30, 2002 compared to 44.0% in the nine months ended June 30, 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The completion of certain tax planning initiatives during the first quarter of fiscal 2002 also contributed to the reduced tax rate. The initiatives completed include the conversion of IOS Capital, Inc. to a limited liability company (LLC) and the designation of the IKON Stock Fund in the Company's Retirement Savings Plan as an employee stock ownership plan
(ESOP). The conversion to an LLC allows the Company, for state income tax purposes, to combine current year taxable income and losses that were previously reported separately, which results in the reduction of state income taxes. The ESOP designation allows the Company to deduct dividends on IKON common stock that participants and beneficiaries in the Company's Retirement Savings Plan can elect to receive in cash.

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

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
------------------------------------------

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services business closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON's infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company's telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company's technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). The Fiscal 2001 Charge and the related actions taken resulted in a decline of approximately $85,000 in revenues and an increase in operating income of approximately $33,000 for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 as a result of the actions described above.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "First Quarter 2000 Charge") of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON's overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure will be combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the "Fourth Quarter 2000 Charge") of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge and the related actions taken resulted in a net fiscal 2000 charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax, or $0.53 per share on a basic and diluted basis). The Fiscal 2000 Charge resulted in a decline in revenue of approximately $34,000 and an increase in operating income of approximately $63,000 in fiscal 2001, as compared to fiscal 2000.

The pre-tax components of the restructuring and asset impairment charges for fiscal 2001 and fiscal 2000 were as follows:


                                                                      FISCAL         FOURTH QUARTER          FIRST QUARTER
                                                                        2001            FISCAL 2000            FISCAL 2000
TYPE OF CHARGE                                                        CHARGE                 CHARGE                 CHARGE
---------------------------------------------------------------------------------------------------------------------------

Restructuring Charge:
   Severance                                                        $ 26,500                $ 6,092                $14,605
   Leasehold termination costs                                         5,534                  6,685                 20,265
   Contractual commitments                                             2,466                    641                  2,961
---------------------------------------------------------------------------------------------------------------------------
      Total Restructuring Charge                                      34,500                 13,418                 37,831
---------------------------------------------------------------------------------------------------------------------------

Asset Impairment Charge:
   Fixed assets                                                        6,906                  2,371                 12,668
   Goodwill and intangibles                                           22,176                      -                 38,880
---------------------------------------------------------------------------------------------------------------------------
      Total Asset Impairment Charge                                   29,082                  2,371                 51,548
---------------------------------------------------------------------------------------------------------------------------

      Total                                                         $ 63,582                $15,789               $ 89,379
---------------------------------------------------------------------------------------------------------------------------

The Company calculated the asset and goodwill impairments as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of." The proceeds received for businesses that were sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and First Quarter 2000 Charge and Fourth Quarter 2000 Charge to the balance remaining at June 30, 2002, which is included in other accrued expenses on the consolidated balance sheet:

                                              FISCAL          PAYMENTS           BALANCE           PAYMENTS            BALANCE
                                                2001            FISCAL     SEPTEMBER 30,             FISCAL           JUNE 30,
FISCAL 2001 RESTRUCTURING CHARGE             CHARGES              2001              2001               2002               2002
-------------------------------------------------------------------------------------------------------------------------------

Severance                                   $ 26,500                 -          $ 26,500           $(9,223)           $ 17,277
Leasehold termination costs                    5,534                 -             5,534            (1,166)              4,368
Contractual commitments                        2,466                 -             2,466            (1,129)              1,337
-------------------------------------------------------------------------------------------------------------------------------
   Total                                    $ 34,500                 -          $ 34,500          $(11,518)           $ 22,982
-------------------------------------------------------------------------------------------------------------------------------

                                                                 BALANCE                    BALANCE                        BALANCE
FOURTH QUARTER FISCAL 2000    FISCAL 2000     PAYMENTS     SEPTEMBER 30,    PAYMENTS  SEPTEMBER 30,        PAYMENTS       JUNE 30,
RESTRUCTURING CHARGE              CHARGES  FISCAL 2000              2000 FISCAL 2001           2001     FISCAL 2002           2002
-----------------------------------------------------------------------------------------------------------------------------------

Severance                         $ 6,092            -           $ 6,092    $(4,763)        $ 1,329          $(632)         $  697
Leasehold termination costs         6,685       $ (41)             6,644     (1,843)          4,801         (1,296)          3,505
Contractual commitments               641            -               641       (301)            340           (198)            142
-----------------------------------------------------------------------------------------------------------------------------------
   Total                         $ 13,418       $ (41)          $ 13,377    $(6,907)        $ 6,470        $(2,126)        $ 4,344
-----------------------------------------------------------------------------------------------------------------------------------


                                                     ADJUSTMENT TO         BALANCE                   BALANCE                BALANCE
FIRST QUARTER FISCAL 2000  FISCAL 2000      PAYMENTS   FISCAL 2000   SEPTEMBER 30,    PAYMENTS SEPTEMBER 30,     PAYMENTS  JUNE 30,
RESTRUCTURING CHARGE           CHARGES   FISCAL 2000        CHARGE            2000 FISCAL 2001          2001  FISCAL 2002      2002
------------------------------------------------------------------------------------------------------------------------------------

Severance                      $16,389     $(10,616)     $ (1,784)         $ 3,989   $ (3,295)        $  694      $ (322)  $    372
Leasehold termination costs     33,691      (10,052)      (13,426)          10,213     (5,328)         4,885      (2,246)     2,639
Contractual commitments          3,712       (2,734)         (751)             227       (227)             -            -         -
------------------------------------------------------------------------------------------------------------------------------------
   Total                      $ 53,792     $(23,402)     $(15,961)         $14,429    $(8,850)       $ 5,579     $(2,568)   $ 3,011
------------------------------------------------------------------------------------------------------------------------------------

The projected reductions of the remaining balances of the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter 2000 Charge are as follows:

FISCAL 2001 PROJECTED REDUCTIONS         FY 2002         FY 2003        FY 2004        FY 2005          BEYOND          TOTAL
------------------------------------------------------------------------------------------------------------------------------

Severance                                 $9,478          $6,508         $1,214            $77               -        $17,277
Real estate lease contracts                2,117           1,420            504            327               -          4,368
Other contractual commitments              1,307              30              -              -               -          1,337
------------------------------------------------------------------------------------------------------------------------------
   Total                                 $12,902          $7,958         $1,718           $404               -        $22,982
------------------------------------------------------------------------------------------------------------------------------

FOURTH QUARTER FISCAL 2000
PROJECTED REDUCTIONS                     FY 2002         FY 2003        FY 2004        FY 2005          BEYOND          TOTAL
------------------------------------------------------------------------------------------------------------------------------

Severance                                  $ 585           $ 112              -              -               -          $ 697
Real estate lease contracts                  557           1,230           $838           $259            $621          3,505
Other contractual commitments                142               -              -              -               -            142
------------------------------------------------------------------------------------------------------------------------------
   Total                                  $1,284          $1,342           $838           $259            $621         $4,344
------------------------------------------------------------------------------------------------------------------------------

FIRST QUARTER FISCAL 2000
PROJECTED REDUCTIONS                     FY 2002         FY 2003        FY 2004        FY 2005          BEYOND          TOTAL
------------------------------------------------------------------------------------------------------------------------------

Severance                                   $ 17           $ 355              -              -               -          $ 372
Real estate lease contracts                1,025           1,114           $337           $163               -          2,639
Other contractual commitments                  -               -              -              -               -              -
------------------------------------------------------------------------------------------------------------------------------
   Total                                  $1,042          $1,469           $337           $163               -         $3,011
------------------------------------------------------------------------------------------------------------------------------

The Company determined its probable sublease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sublease income. Projected sublease income was $3,366, $180 and $9,957 for the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter Fiscal 2000 Charge, respectively.

All actions related to our restructurings are complete. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

The employees affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

                                                                                                             REMAINING
                                                                                 ADJUSTMENT TO            EMPLOYEES TO
FISCAL 2001                              EMPLOYEES             EMPLOYEE            FISCAL 2001           BE TERMINATED
HEADCOUNT REDUCTIONS                      AFFECTED         TERMINATIONS                 CHARGE     AS OF JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------
Telephony                                      101                (101)                      -                       -
Education                                       17                 (17)                      -                       -
Technology Businesses                           94                 (76)                      -                      18
Digital Print Centers                          190                (174)                      -                      16
Infrastructure & Other                       1,198                (908)                      -                     290
-----------------------------------------------------------------------------------------------------------------------
   Total                                     1,600              (1,276)                      -                     324
-----------------------------------------------------------------------------------------------------------------------

                                                                                     REMAINING                          REMAINING
                                                                                  EMPLOYEES TO                       EMPLOYEES TO
                                                  EMPLOYEE   ADJUSTMENT TO       BE TERMINATED        EMPLOYEE      BE TERMINATED
FOURTH QUARTER FISCAL 2000         EMPLOYEES  TERMINATIONS     FISCAL 2000    AT SEPTEMBER 30,    TERMINATIONS   AT SEPTEMBER 30,
HEADCOUNT REDUCTIONS                AFFECTED   FISCAL 2000          CHARGE                2000     FISCAL 2001               2001
----------------------------------------------------------------------------------------------------------------------------------

Education & Integration                  130             -               -                 130           (130)                  -
Digital Print Centers                    137             -               -                 137           (137)                  -
Infrastructure & Other                   119             -               -                 119           (119)                  -
----------------------------------------------------------------------------------------------------------------------------------
   Total                                 386             -               -                 386           (386)                  -
----------------------------------------------------------------------------------------------------------------------------------

                                                                                      REMAINING                         REMAINING
                                                                                   EMPLOYEES TO                      EMPLOYEES TO
                                                   EMPLOYEE   ADJUSTMENT TO       BE TERMINATED       EMPLOYEE      BE TERMINATED
FIRST QUARTER FISCAL 2000          EMPLOYEES   TERMINATIONS     FISCAL 2000    AT SEPTEMBER 30,   TERMINATIONS   AT SEPTEMBER 30,
HEADCOUNT REDUCTIONS                AFFECTED    FISCAL 2000          CHARGE                2000    FISCAL 2001               2001
----------------------------------------------------------------------------------------------------------------------------------

Education & Integration                  434          (329)            (80)                  25           (25)                  -
Technology Businesses                    238           (35)            (70)                 133          (133)                  -
Digital Print Centers                    323          (189)           (116)                  18           (18)                  -
Infrastructure & Other                   937          (251)           (272)                 414          (414)                  -
----------------------------------------------------------------------------------------------------------------------------------
   Total                               1,932          (804)           (538)                 590          (590)                  -
----------------------------------------------------------------------------------------------------------------------------------

The locations affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

                                                                          ADJUSTMENT TO          REMAINING
                                             SITES              SITES       FISCAL 2000           SITES TO
SITE CLOSURES                             AFFECTED             CLOSED            CHARGE          BE CLOSED
-----------------------------------------------------------------------------------------------------------

Fiscal 2001 Charge                              24               (21)                 -                  3
Fourth Quarter Fiscal 2000 Charge                5                (5)                 -                  -
First Quarter Fiscal 2000 Charge                24               (22)                (2)                 -

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

Debt, excluding finance subsidiaries, was $615,933 at June 30, 2002, a decrease of $185,006 from the debt balance of $800,939 at September 30, 2001. Excluding finance subsidiaries' debt, our debt to capital ratio was 29% at June 30, 2002 compared to 36.5% at September 30, 2001. Finance subsidiaries' debt is excluded from the calculation because a significant amount of this debt is backed by a portion of the lease receivables portfolio. Including finance subsidiaries' debt, our debt to capital ratio was 69.2% at June 30, 2002 compared to 70.9% at September 30, 2001.

Restricted cash on the consolidated balance sheets primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

IKON's provision for losses on accounts receivable was $5,090, $7,758 and $21,631, respectively, and write-offs, net of recoveries, were $11,477, $19,570 and $29,852, respectively, for the nine months ended June 30, 2002 and the years ended September 30, 2001 and 2000. IKON's policy is to calculate its allowance as a percentage of accounts receivable aged greater than 150 days plus an additional allowance for any amount that the Company has specifically identified as potential bad debts. The decreases in the provision and write-offs from fiscal 2000 through the nine months ended June 30, 2002 were primarily due to improved processes related to collections of accounts receivable as described below.

In fiscal 2000, IKON standardized its accounts receivable collection processes. IKON's write-offs of accounts receivable, net of recoveries, decreased to $29,852 and the percentage of accounts receivable aged greater than 150 days decreased to 4.9% at September 30, 2000, primarily due to the improved collection processes. During fiscal 2001, IKON began to centralize its accounts receivable collection function. As a result, write-offs of accounts receivable, net of recoveries, decreased to $19,570 and the percentage of accounts receivable aged greater than 150 days decreased to 4.4% at September 30, 2001. During the first nine months of fiscal 2002, IKON continued to focus on improving its accounts receivable collection procedures and launched its first centralized customer care center which consolidates service capabilities such as dispatch, customer service and supply sales into one center. As a result, write-offs of accounts receivable, net of recoveries, decreased to $11,477. The percentage of accounts receivable aged greater than 150 days increased to 4.5% at June 30, 2002.

IKON's days sales outstanding, on trade accounts receivable, increased from 49 days at September 30, 2001 to 51 days at June 30, 2002.

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

On May 30, 2002, IKON Receivables Funding, LLC (a wholly-owned subsidiary of
IOSC) issued $634,800 of lease-backed notes (the "2002-1 Notes") pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes are comprised of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2002, unrealized gains totaling $8,146 after taxes, were recorded in accumulated other comprehensive loss. As of June 30, 2002, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

During the first nine months of fiscal 2002, the Company repurchased 21 shares of its common stock. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company.

The following summarizes IKON's significant contractual obligations and commitments as of June 30, 2002:

                                                                 Payments Due by Period

                                                        Less Than
     Contractual Obligations            Total             1 year        1 - 3 years      4 - 5 years      After 5 years
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Long-Term Debt                           $608,382           $13,067         $129,302           $55,612         $410,401
Long-Term Debt, Finance
     Subsidiaries                       2,780,331         1,065,323        1,268,130           446,852               26
Notes Payable                               7,551             7,551
Purchase Commitments                       26,214            14,058           12,156
Operating Leases                          247,318            45,226           94,324            53,550           54,218
Synthetic Leases                           42,484            24,033              264            18,187
-------------------------------- ----------------- ----------------- ---------------- ----------------- ----------------
Total                                  $3,712,280        $1,169,258       $1,504,176          $574,201         $464,645

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

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the "Corporate Lease"). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor's original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON's nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON's total funded debt to not exceed fifty percent of IKON's total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the Lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON's right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of June 30, 2002 and September 30, 2001, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 16, 1998, IKON entered into a synthetic lease agreement totaling $23,901 (the "Lease") for the purpose of leasing certain real property for the Company's use. The Lease expires on January 16, 2003 and IKON will not renew or refinance the Lease. The Company intends to acquire or transfer the leased properties prior to the lease termination. Under the terms of the Lease, IKON will occupy the facilities for a term of five years from the agreement date (subject to certain permitted renewals). The Lease also provides for a residual value guarantee and includes a purchase option at the lessor's original cost of the properties. If IKON terminates the Lease prior to the end of the lease term, IKON is obligated to purchase the leased properties at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Lease, IKON's nominal rental rate under the Lease is different from what IKON would be required to pay under a market rental rate. The Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON's total funded debt to not exceed fifty percent of IKON's total capitalization. A failure to maintain the covenant would constitute a default under the Lease and would permit the Lessor to either terminate IKON's right of possession of the leased property, declare the outstanding lease balance due, or enforce the lessor's lien on the leased property. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of June 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $13,387. As of September 30, 2001, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $10,543.

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

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The Company is not making any monetary payment to the class to settle the lawsuit, and the settlement does not reflect any admission of liability by the Company. The Company has agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years will be permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. The court held a hearing on the final approval of the settlement on August 8, 2002 and issued a Memorandum and Order on August 9, 2002 approving the settlement. Plaintiffs' counsel petitioned the court for an award of their fees and costs of litigation, to which the Company filed certain objections. Pursuant to an October 11, 2002 court Order, the Company paid Plaintiffs' counsel's fees and costs in the amount of $6,375. The court's August 9, 2002 Order approving the settlement is final, and the matter is completely resolved.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 4.1* Indenture dated as of May 13, 2002 between the Company, IOSC and Deutsche Bank Trust Company Americas, as Trustee.

Exhibit 4.2* Registration Rights Agreement dated May 13, 2002 between the Company, Deutsche Bank Securities, Inc., Banc of America Securities LLC and JP Morgan Securities Inc.

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  As previously filed

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

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized. This amended report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.


IKON OFFICE SOLUTIONS, INC.




Date    December 20, 2002                   /s/ William S. Urkiel
        -----------------                   ---------------------
                                            William S. Urkiel
                                            Senior Vice President and
                                            Chief Financial Officer

                                CERTIFICATIONS


I, Matthew J. Espe, President and Chief Executive Officer, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 of IKON Office Solutions, Inc.;

          2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly presents, in all material respects, the financial condition, results of operations and cash flows of IKON Office Solutions, Inc.



Date:  December 20, 2002




/s/ Matthew J. Espe
------------------------------------
Matthew J. Espe
President and Chief Executive Officer

I, William S. Urkiel, Senior Vice President and Chief Financial Officer, certify that:

          1. I have reviewed this Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 of IKON Office Solutions, Inc.;

          2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly presents, in all material respects, the financial condition, results of operations and cash flows of IKON Office Solutions, Inc.



Date:  December 20, 2002





/s/ William S. Urkiel
------------------------------------
William S. Urkiel
Senior Vice President and Chief Financial Officer