Form 10-K
period 2002-09-30
IKON OFFICE SOLUTIONS INC
filed 2002-12-30
CIK 3370

As filed with the Securities and Exchange Commission on December 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 834, Valley Forge, Pennsylvania	19482
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
(with Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of  March 31, 2002 was approximately $1,675,323,510 based upon the closing sales price on the New York Stock Exchange Composite Tape of $11.72 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

The number of shares of common stock, no par value, of the registrant outstanding as of December 23, 2002 was 144,235,850.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒        No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we”, “us”, “our”, “IKON”, or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligations and does not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such “forward-looking” statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the “forward-looking” statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail herein): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry or to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Competition.    IKON operates in a highly competitive environment. A number of companies worldwide with significant financial resources compete with IKON to provide similar products and services, such as Canon, Ricoh, Danka, Pitney Bowes and Xerox. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for IKON. Some of our competitors are also suppliers to IKON of the products we sell, service and lease. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. In addition, we compete against smaller local independent office products distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that IKON is able to charge in the future for its products and services to be less than it has historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional products and services offerings. These risks could lead to a loss of market share for IKON, resulting in a negative impact on our results of operations.

Pricing.    Our ability to succeed is dependent upon our ability to obtain adequate pricing for the equipment, supplies and services we offer. Depending on competitive market factors, future prices we can obtain for the equipment, supplies and services we offer may vary from historical levels.

Vendor Relationships.    IKON’s access to equipment, parts and supplies depends upon its relationships with, and its ability to purchase equipment on competitive terms from its principal vendors, Canon and Ricoh. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON’s ability to sell and lease equipment as well as its ability to provide effective service and technical support. If IKON lost one of these vendors, or if one of the vendors ceased operations, IKON would be forced to expand its relationship with the other vendor, seek out new relationships with other vendors or risk a loss in market share due to diminished product offerings and availability.

Financing Business.    A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON’s business will be adversely affected, as IKON’s customers will seek to lease equipment from competitors offering more favorable leasing terms. For the fiscal year ended September 30, 2002, approximately 79% of equipment sold by IKON in North America was financed through IOS Capital, LLC (“IOSC”), IKON’s captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. In particular, significant negative changes in our credit ratings could reduce our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

Liquidity.    During fiscal 2002 we obtained a new $300,000,000 unsecured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility contractually matures on May 24, 2005. Unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC’s 9.75% Notes due June 15, 2004 ($250,000,000 outstanding at September 30, 2002), all loans under the Credit Facility will mature on December 15, 2003. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Productivity Initiatives.    IKON’s ability to improve its profit margins is largely dependent on the success of its productivity initiatives to streamline its infrastructure. Such initiatives are aimed at making IKON more profitable and competitive in the long-term and include initiatives such as centralized credit and purchasing, shared services and the implementation of e-IKON, a comprehensive, multi-year initiative designed to web-enable IKON’s information technology infrastructure. IKON’s ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors outside the control of IKON. Our failure to successfully implement these productivity initiatives, or the failure of such initiatives to result in improved margins, would have a material adverse effect on our liquidity, financial position and results of operations.

International Operations.    IKON operates in 7 countries outside of the United States. Approximately 14% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our results of operations. IKON’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-a-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

New Product Offerings.    Our business is driven primarily by customers’ needs and demands and by the products developed and manufactured by third parties. Because IKON distributes products developed and manufactured by third parties, IKON’s business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if IKON cannot sell these products at competitive prices. IKON cannot be certain that its suppliers will permit IKON to distribute their newly developed products, or that such products will meet our customers needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over IKON. To successfully compete, IKON must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish IKON from its competitors. Failure to execute these strategies successfully could result in reduced market share for IKON or could have an adverse impact on its results of operations.

PART I
Item 1.    Business.

General

IKON Office Solutions, Inc. was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. References herein to “we,” “us” or “our” refer to IKON and its consolidated subsidiaries unless the context specifically requires otherwise. The address of the Company’s principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: (610) 296-8000).

IKON is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development.

IKON has locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. Our locations in the United States, Canada and Mexico comprise the largest independent distribution network of office equipment in North America.

IKON primarily distributes equipment made by Canon, Ricoh, Hewlett-Packard and Océ. IKON has not and does not currently enter into long-term supply contracts with our vendors and we have no current plans to do so in the future. Customers include large and small businesses, professional firms and government agencies.

In fiscal 2002, IKON generated $4.83 billion in revenues, and net income of $150.3 million, or $0.99 per diluted common share, which includes a $10.5 million or $0.04 per diluted common share benefit related to the reversal of a portion of prior year restructuring charges (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Strategy Overview

IKON provides products and services to help businesses of all sizes manage document workflow and increase efficiency. IKON seeks to grow its revenues by increasing its market share, expanding market opportunities, and strengthening operating margins by improving productivity and lowering fixed costs.

IKON will continue to execute on the following key strategies to leverage IKON’s strengths and position IKON for long-term success: (i) invest in long-term growth opportunities; (ii) generate long-term structural benefits; and (iii) build financial strength.

We continue to focus on seizing the opportunities created by the evolution of digital multi-functional office equipment, which offers customers the ability to print, copy, scan and fax, all from one device. This part of our strategy is important because it provides IKON the opportunity to expand the ongoing revenue benefit of our service relationship with our existing customer base, as well as an opportunity to convert our base of analog customers to digital equipment. Increasing our digital equipment base creates new opportunities for expanding customer relationships by selling additional products and services. We believe that the office equipment market will continue to change with the increasing acceptance of digital technology, and the manufacturers of the products we distribute will continue to focus on developing and manufacturing digital products. The evolution of digital technology has also allowed our vendors to develop high-end segment 5 and 6 equipment (equipment with a minimum page output of over 70 pages per minute) and color products. We have pursued opportunities to market these high-end products. We have also focused on expanding our penetration into major and national accounts and growing our facilities management business.

Our General Business Development

From 1994 through 1998, IKON aggressively acquired businesses providing traditional office equipment products and services, outsourcing and imaging services and technology hardware and software products and services. Beginning in fiscal 1999, IKON ceased making acquisitions in North America and focused on executing strategies to integrate acquired companies in order to organize IKON into a more efficient and cohesive organization. During fiscal 1999, we conducted a broad-based review of our business in an effort to improve our cost-competitiveness and productivity. The focus of this effort was not only to identify cost-cutting initiatives, but also to identify areas of opportunity to gain efficiencies and to invest the resulting savings in areas that are critical to our long-term success. During the past several years we have changed our business in the following major areas:

Business Division Integration.    Beginning in fiscal 1999, we created our largest operating units, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our business services, outsourcing and captive finance subsidiaries. Our business services offerings include traditional copiers, printers, and other office equipment and services. Outsourcing handles the management of our customers’ mailrooms, copy centers and general administrative facilities, as well as distributed printing, and legal document solutions (see “Productivity and Cost-Cutting Initiatives” and “Product and Service Offerings”). Through our captive finance subsidiaries we arrange lease financing primarily for equipment marketed by IKON. Our largest finance subsidiary is IOS Capital, LLC (“IOSC”), a wholly-owned subsidiary of IKON. As of September 30, 2002, IOSC represented over 90% of our finance income and had over $3.0 billion of net lease receivables. IOSC, as well as our other captive finance subsidiaries, finance copiers, facsimile machines and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh. IOSC has a diversified lease portfolio that is comprised of over 124,000 customers. During the past several years we have focused on INA and IE and de-emphasized the sale of lower margin technology services hardware and software in North America and Europe. In addition to INA and IE, we have business imaging services and SysinctSM. Business imaging services focuses on electronic file conversion and Sysinct specializes in e-business development, these operations are included in our Other operations (see “Operating Segments”).

Operations Integration and Enhancements.    As we have integrated our business divisions over the past several years, we have centralized and consolidated a variety of operational functions, which include: (a) integrating and consolidating our financial and accounting functions in shared services centers; (b) establishing consolidated customer care centers; (c) developing a national supply chain organization to leverage our buying power with vendors and streamline our distribution and inventory management processes; and (d) implementing a sales coverage model to align our sales professionals with the right opportunities, and to provide them with territory analysis and sales automation tools to effectively manage their territories as well as a national sales compensation model (see “Productivity and Cost-Cutting Initiatives”).

Product Transition.    Beginning in fiscal 1998, we began to experience a rapid transition from analog to digital products. Digital products have the ability to communicate with other office equipment and often eliminate the distinction between traditional copiers, facsimile equipment and printers. Digital multi-functional office equipment can offer customers the ability to print, copy, scan and fax, all from one device. During fiscal 1998, digital products comprised approximately 33% of the copier equipment we distributed. As of September 30, 2002, digital products represented over 95% of the copier equipment we distributed. We believe that the office equipment market will continue to change with the increasing acceptance of digital technology, and the manufacturers of the products we distribute will continue to focus on developing and manufacturing digital products. The evolution of digital technology has also allowed our vendors to develop high-end segment 5 and 6 equipment and color products. We have pursued opportunities to market these high-end products. During fiscal 2002, sales of high-end equipment represented approximately 18% of our office equipment revenues in North America.

Operating Segments

Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures About Segments Of An Enterprise And Related Information,” requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

Revenue and profit information about the Company’s operating segments in accordance with SFAS 131 is presented on pages 65 through 67 of this report. Additional financial data and commentary on financial results for operating segments are provided on pages 25, 26, 28 and 29 of this report and in note 15 to the consolidated financial statements appearing under Item 8 of this report.

Operating businesses that are reported as segments include INA and IE. The INA and IE segments each provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

During the past several years, we have de-emphasized many of our operations in Other and have focused on developing our operations in INA and IE. During fiscal 2002, we completed our exit from our telephony business and sold our technology education business, each of which were included in Other during fiscal 2001.

Other includes our North American business imaging services and Sysinct. Business imaging services focuses on electronic file conversion, and Sysinct specializes in e-business development.

Leadership Transition

During fiscal 2002, the Company announced that James J. Forese planned to step down as President and CEO of the Company by the end of the fiscal year and would remain Chairman of the Board of Directors through the next annual shareholders meeting to be held in February 2003. In August of 2002, the Company announced that Matthew J. Espe would succeed Mr. Forese as President and CEO of the Company. Mr. Espe is also a member of the Company’s Board of Directors. The Company would like to thank Mr. Forese for his significant contributions to IKON’s Board of Directors and the Company.

Marketing, Sales and Service Organizations

Our customer loyalty is built on our employees’ ability to form strong working relationships with the people they serve in the marketplace and our employees’ ability to deliver consistently superior service and support. IKON’s sales force coverage model is intended to align our sales professionals with opportunities in the market. The model uses a four-tiered system for deploying sales teams and assigns coverage for each geographic territory and for specific named and major and strategic accounts. Account representatives acting as primary client contacts are supported by specialists in color, high-volume, outsourcing and technology applications. The coverage plan works together with IKON’s sales compensation plan. Our sales compensation plan provides incentives to help ensure that efforts in the field are fully coordinated with corporate goals. We continue to expand our sales coverage by providing our sales professionals with territory analysis and sales automation tools to effectively manage sales territories. Sales personnel turnover is common in the industry, and the Company is making a considerable effort to attract and retain qualified sales personnel.

We have a worldwide service force of approximately 10,000 employees, including over 7,000 technicians. Our service force is continually trained on our new products through our two national training centers. We are able to provide a consistent level of service worldwide because we do not generally rely on independent local dealers for service and our service force covers metropolitan and rural areas.

Product and Service Offerings

INA and IE provide an array of products and services to manage document workflow and increase efficiency, including copying and printing, designing a network, distributing and printing documents on-demand, creating a document repository for shared access via the Internet, or scanning documents into electronic images. Because IKON is not a manufacturer, we choose technology from vendors such as Canon, Ricoh, Hewlett-Packard, and Océ. Additionally, INA and IE provide lease financing to customers through their financing subsidiaries.

IKON’s current products and services solutions include:

Digital Copying and Printing.    This service includes sales, integration and support of an array of digital copiers, printers and print controllers for network and production copying and printing;

Facilities Management.    On-site, turnkey solutions that blend equipment, staff, service and supplies to maximize resources, minimize costs and improve customer operations;

Legal Document Services.    Specialized document services for the legal industry, including reproduction, electronic data storage and discovery and legal document coding and imaging;

Imaging.    Storage, conversion and backup of paper and electronic digital documents, as well as archiving and records management;

Connectivity and Applications Support.    Network integration and connectivity support for digital solutions, and applications support for high-end solutions; and

Workflow Management Solutions.    High-technology document management solutions designed to improve efficiency and increase the productivity of daily business communications.

We are in the midst of a rapidly changing competitive industry. IKON recognizes the shifts taking place in our industry and we have been positioning IKON to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading vendors to expand and enhance our product and service portfolio.

During fiscal 2002, IKON continued to implement its strategy of moving toward higher-end solutions as revenues from the sale of high-end segment 5 and 6 equipment increased by over 25% compared to the prior year. The introduction of equipment such as the Ricoh 1085 and 1105 (formerly 850 and 1050) and the Canon imageRunner 110, 105 and 8500 solidified our competitive presence in this market. Placements of this equipment are also a key building block to developing growth opportunities in our equipment service business. IKON also offers higher-end page printers from Canon, Ricoh and Hewlett-Packard.

During fiscal 2002, we continued to add new customers and new offerings to IKON Online which provides a web-based means of ordering contracted equipment and supplies through customized e-catalogs. In addition, we launched IKONsupplies.com to provide our customers with a single source for a broad array of consumables and supplies. In fiscal 2002, we also continued to broaden our services and solutions offerings with document delivery systems such as IKON’s Desktop Express and e-Copy by IKON. We enhanced our distributed output management solutions for both color and black and white devices with new versions of T/R Systems MicroPress, EFI Velocity, EDOX 4.0 and IKON Color Cluster.

Productivity and Cost-Cutting Initiatives

During fiscal 2002, we continued to invest in new market opportunities and to streamline our infrastructure. These investments are aimed at making the Company more profitable and competitive in the long-term. We have continued to build on, and reap rewards from, initiatives such as centralized credit and purchasing and shared services.

In fiscal 2002, we continued to make significant investments in our e-IKON initiative, a comprehensive, multi-year initiative designed to web-enable our information technology infrastructure, which we anticipate will provide benefits to IKON and our customers in terms of improved productivity and competitive differentiation. In August 2002, we launched a pilot of e-IKON in our Southeast Region. We are striving to complete the rollout of our implementation of e-IKON across the United States by the end of calendar year 2003. In conjunction with the rollout of e-IKON across our business regions, we have outsourced the storage and distribution of our equipment, parts and supplies inventory as part of our broad based centralized supply chain initiative. We believe the outsourcing of these non-core competencies will provide IKON operational efficiencies. The transition of the storage and distribution activities will be synchronized with the rollout of e-IKON across the United States.

Customers

No single customer accounted for more than 10% of IKON’s net sales in fiscal 2002. IKON does, however, have certain major customers. The loss of, or major reduction in business from, one or more of IKON’s major customers could have a negative effect on IKON’s financial position or results of operations.

Vendors and Inventory

The Company’s business is dependent upon close relationships with its vendors and its ability to purchase products from these vendors on competitive terms. Products distributed by IKON are purchased from numerous domestic and international vendors, primarily Canon, Ricoh, Hewlett-Packard and Océ. The Company also relies on its equipment vendors for parts and supplies (see “Our General Business Development” and “Product and Service Offerings”).

The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current manufacturers pursuant to authorized retail dealer and wholesale agreements.

Many of the Company’s operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2002, inventories accounted for approximately 12% of IKON’s current assets, which we believe is consistent with general industry standards.

Proprietary Matters

The Company has a number of trademarks, trade names and service marks, which the Company uses in the conduct of its business. Other than the “IKON Office Solutions” mark and its related marks, the Company does not believe that any single name, trademark, trade name or service mark is material to its businesses taken as a whole. Further, the Company has a policy of protecting its proprietary rights. However, any of the Company’s proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

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

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements. See pages 12 and 13 under Item 3 of this report for additional information.

Employees

At September 30, 2002, IKON had approximately 33,200 employees. IKON believes its relations with its employees are good.

Competition

IKON operates in a highly competitive environment. A number of companies worldwide with significant financial resources compete with IKON to provide similar products and services in each of its segments. INA and IE provide substantially similar products and services and each compete directly against Canon, Ricoh, Danka, Pitney Bowes and Xerox; Canon and Ricoh are also significant vendors to INA and IE. In addition, INA and IE also compete against smaller local independent office products distributors.

In all of our businesses we compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. In order to remain competitive, we must obtain from our vendors new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors described above. IKON’s success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional products and services offerings. In each segment we believe our continued focus on the needs of our customers, our ability to deliver consistently superior service and support and our strong customer relationships will distinguish us from our competitors.

Foreign Operations

IKON has operations in Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. Information concerning revenues and long-lived assets of the Company’s foreign operations for each of the three years during the period ended September 30, 2002 is set forth in Note 15 to the consolidated financial statements (included on pages 65 through 67 of this report). Revenues from exports during the last three fiscal years were not significant.

Item 2.    Properties.

At September 30, 2002, IKON owned or leased approximately 600 facilities in the United States, Canada, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 7.9 million square feet.

Item 3.    Legal Proceedings.

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the “Claim”) involved a claim brought under the Employee Retirement Income Security Act of 1974 (“ERISA”). In connection with the Claim, the plaintiffs alleged that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company’s stock made through the Company’s Retirement Savings Plan (the “Plan”). The court certified a class with respect to the Claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The court held a hearing on the final approval of the settlement on August 8, 2002, and issued a Memorandum and Order on August 9, 2002 approving the settlement. The Company did not make any monetary payment to the class to settle the lawsuit, and the settlement did not reflect any admission of liability by the Company. The Company agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years are permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. Plaintiffs’ counsel petitioned the court for an award of their fees and costs of litigation, to which the Company filed certain objections. Pursuant to an October 11, 2002 court order, the Company paid Plaintiffs’ counsel’s fees and costs in the amount of $6,375,000, which was accrued during fiscal 2002. The court’s August 9, 2002 order approving the settlement and October 11, 2002 order approving counsel’s fees and costs are final, and the matter is completely resolved.

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimates because of these uncertainties, the Company has accrued $8,314,000 and $10,660,000 as of September 30, 2002 and 2001, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheet as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Rockford, IL and Barkhamsted, CT. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial

Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the fiscal years 2000 through 2002, the Company did not incur any expenses for environmental capital projects. During the fiscal years 2000 through 2002, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the fiscal years ending September 30, 2002, 2001 and 2000, these expenses were approximately $2,436,000, $1,919,000 and $817,000, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“Barnes & Tucker”). Barnes & Tucker owned and operated coal mines throughout Pennsylvania. IKON sold Barnes & Tucker in 1986. In connection with the sale, IKON entered into a financing agreement with Barnes & Tucker whereby IKON agreed to reimburse Barnes & Tucker for 95% of all costs and expenses incurred by Barnes & Tucker for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed Barnes & Tucker in accordance with the terms of the financing agreement. In 2000, Barnes & Tucker filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to Barnes & Tucker. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker's compensation claims. As of September 30, 2002 and 2001, the Company’s accrual for black lung and worker's compensation liabilities related to Barnes & Tucker was $16,734,000 and $18,155,000, respectively.

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

Name	Age	Position and Years Served
Matthew J. Espe	44
President, Chief Executive Officer, and director (2002-Present); President and Chief Executive Officer of GE Lighting (2000-2002); President of GE Plastics—Europe (1999-2000); President of GE Plastics—Asia (1998-1999); and Director, Commercial Operations of GE Plastics—Europe (1996-1997)

Carlyle S. Jones	46	Senior Vice President, Operations (2002-Present); Controller (2000-2002); President, IKON France (1998-2000); Chief Financial Officer, IKON France (1996-1998)

Simon B. Knight	46
Senior Vice President and Chief Information Officer (2002-Present); Vice President, Enterprise Systems Group (2001-2002); Vice President of Information Technology, International Operations (1998-2001); Vice President, Enterprise Systems Group (1996-1998)

Dennis P. LeStrange	48	Senior Vice President, IKON North America (1999-Present); Senior Vice President of Marketing, IKON Business Services (1998-1999); President and Chief Executive Officer of IKON New England (1994-1998)

Cathy L. Lewis	50
Senior Vice President, Marketing (2001-Present); Vice President, Color Marketing, Xerox Corporation (2001); Vice President, Strategic Marketing, Xerox Corporation (1998-2000); Vice President and General Manager, Xerox Production Systems Group, Xerox Corporation (1996-1998)

Don H. Liu	41	Senior Vice President, General Counsel and Secretary (1999- Present); Vice President and Deputy Chief Legal Officer, Aetna U.S. Healthcare, including predecessor entity (1992-1999)

Beth B. Sexton	46
Senior Vice President, Human Resources (1999-Present); Vice President, Human Resources (1997-1999); Regional Vice President, Human Resources (1996-1997); Senior management roles in Human Resources with CH2M Hill and Norfolk South (1995)

Theodore E. Strand	58	Vice President and Controller (2002-Present); Assistant Controller (1999-2002); Director of Financial Operations—Asia Pacific, AMP Inc. (1998-1999); Program Director of Accounting—IBM Japan (1997)

William S. Urkiel	57	Senior Vice President and Chief Financial Officer (1999-Present); Corporate Vice President and Chief Financial Officer, AMP, Inc. (1997-1998); Corporate Controller, AMP, Inc. (1995-1996)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The New York Stock Exchange is the principal market on which the Company’s common stock is traded (ticker symbol IKN). As of December 23, 2002, there were approximately 12,853 holders of record of IKON’s common stock. The information regarding the quarterly market price ranges of IKON’s common stock and dividend payments under “Quarterly Financial Summary” on page 70 of this report is incorporated herein by reference.

IKON anticipates that it will pay a quarterly dividend of $0.04 per common share in March 2003. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan and debt agreements.

Item 6.    Selected Financial Data.

	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)
	(in millions, except per share data, ratios and employees)
Continuing Operations
Revenue	$4,827.5	$5,273.5	$5,446.9	$5,435.6	$5,532.7
Gross profit	1,878.3	2,014.2	2,019.9	2,072.7	2,040.3
Selling and administrative	1,595.2	1,813.5	1,783.9	1,821.0	1,945.8
Operating income (loss)	293.6	137.2	147.9	150.6	(3.5)
Income (loss) before taxes	239.2	67.8	81.8	79.4	(74.2)
Income (loss)	150.3	14.0	26.0	33.8	(83.1)
Earnings (loss) per common share
Basic	1.05	0.10	0.18	0.23	(0.76)
Diluted	0.99	0.10	0.18	0.23	(0.76)
Capital expenditures	178.8	144.7	159.0	155.8	212.2
Depreciation and amortization	131.0	178.6	195.1	196.9	202.5
Discontinued Operations and Extraordinary Items
Income		$1.2	$3.1
Earnings per common share
Basic		0.01	0.02
Diluted		0.01	0.02
Total Operations and Extraordinary Items
Net income (loss)	$150.3	$15.2	$29.1	$33.8	$(83.1)
Earnings (loss) per common share
Basic	1.05	0.11	0.20	0.23	(0.76)
Diluted	0.99	0.11	0.20	0.23	(0.76)
Share activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	$10.66	$9.84	$10.02	$9.82	$8.30
Return on shareholders’ equity %	9.8	1.1	2.0	2.3	(8.8)
Weighted average common shares (basic)	143.2	141.9	148.2	148.7	135.1
Weighted average common shares (diluted)	155.1	144.4	148.3	149.0	135.1
Supplementary Information
Current ratio	1.2	1.1	1.1	1.1	1.3
Working capital	$458.7	$249.5	$204.0	$186.3	$495.4
Total assets	$6,472.6	$6,291.0	$6,362.6	$5,801.3	$5,762.8
Total debt	$3,420.9	$3,396.7	$3,470.1	$2,862.3	$2,956.6
% of capitalization	69.0	70.9	70.7	66.2	67.4
Total debt, excluding finance subsidiaries	$613.0	$800.9	$825.7	$859.0	$855.9
% of capitalization(f)	28.5	36.5	36.4	37.0	37.5
Employees	33,200	37,600	39,600	39,400	43,700

Notes:  Ratios and operating results include the effect of:
(a)	Fiscal 2002—operating income $10.5, net income $6.8 and diluted earning per common share $0.04 resulting from the reversal of certain prior year restructuring charges.
(b)
Fiscal 2001—operating income ($68.9) resulting from restructuring and asset impairment charges of ($63.6) and reserve adjustments related primarily to the exit of the Company’s telephony operations of ($5.3); net income ($61.3) and diluted earnings per common share ($0.42) resulting from the after-tax impact of the items noted above, a tax reserve adjustment related to the Company’s use of leveraged corporate owned life insurance programs of ($10.0) and income from discontinued operations of $1.2 after-tax.

(c)
Fiscal 2000—operating income ($88.2) resulting from restructuring, net and asset impairment charges of ($105.2) and shareholder litigation insurance proceeds of $17.0; net income ($64.0) and diluted earnings per common share ($0.43) resulting from the after-tax impact of the items noted above, a gain on sale of an investment of $3.7, income from discontinued operations of $1.4 after-tax and a gain from early extinguishment of debt of $1.7 after-tax.

(d)
Fiscal 1999—operating income ($86.8), net income ($58.1), and diluted earnings per common share ($0.39), resulting from a shareholder litigation charge of ($101.1) and a gain on asset securitization of $14.3.

(e)	Fiscal 1998—operating income ($230.4), net income ($157.0), and diluted earnings per common share ($1.16) resulting from transformation and special charges.
(f)	Finance subsidiaries’ debt is excluded from the calculation because finance subsidiaries’ lease receivables represent the primary source of repayment of finance subsidiaries’ debt.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K. In addition, we believe our most critical accounting policies include the following:

Revenue Recognition.    We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered, installed, accepted, is in good working condition, and is satisfactory for the intended purposes. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. The Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company’s objective to provide complete solutions to its customers, the Company generally sells a service agreement when copier/printer equipment is sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price list. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer and costs of financing. The equipment revenue is compared to the national price list. If the equipment revenue falls within the price range per the national price list, no adjustment is required. If equipment revenue is not within the price range per the national price list, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price list.

Goodwill.    IKON evaluates goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) 142. SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. If future discounted cash flows are less favorable than those anticipated, goodwill may be impaired.

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

Allowances for Receivables.    IKON maintains allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON’s customers were to deteriorate, resulting in an impairment of their ability to make required payments, increases to our allowances may be required.

Income Taxes.    Income taxes are determined in accordance with SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, IKON has considered future taxable income and ongoing prudent and feasible tax planning strategies. However, in the event IKON determines that the value of a deferred tax asset has fluctuated from its net recorded amount, an adjustment to the deferred tax asset would be necessary.

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

Our preparation of this Form 10-K requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

RESULTS OF OPERATIONS

This discussion reviews the results of operations of the Company as reported in the consolidated statements of income. All dollar and share amounts are in thousands.

Fiscal 2002 Compared to Fiscal 2001

Our revenues decreased by $445,977, or 8.5%, compared to fiscal 2001. This resulted in part from the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for approximately $265,000 of the decline. Excluding the impact of these downsizing actions, revenues for fiscal 2002 were down approximately 3.6%.

Net sales, which includes the sale of copier/printer equipment, supplies, and technology hardware, decreased by $302,743, or 11.5%, compared to fiscal 2001. Sales of technology hardware, such as computers, routers and servers, decreased by approximately $115,000, or 36%, as the Company continues to de-emphasize this offering as part of its margin improvement strategy, choosing instead to redirect its technical capabilities to services that support other customer opportunities, including document management and digital connectivity. Sales of copier/printer equipment decreased by approximately $141,000, or 8%, due to ongoing economic pressures as well as the Company’s strategic focus on moving from low-end, lower margin products to high-end, higher margin products. High-end segment 5 and 6 equipment (equipment with minimum page output of over 70 pages per minute) sales increased by over 25%, compared to fiscal 2001, partially offsetting decreases in revenue from the sale of lower segment equipment. Supply sales decreased by approximately $47,000, or 9%, due to competitive market pressures and a decline in supply consumption resulting from the transition from analog to digital technology. In fiscal 2002, approximately 18% of copier/printer equipment revenues were from sales of segment 5 and 6 products, compared to approximately 12% in fiscal 2001.

Services revenue, which consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, e-business and other services, and rentals decreased by $158,434, or 7.0%, compared to fiscal 2001. Approximately $150,000 of this decline is due to the downsizing, sale, and closure of non-strategic outsourcing and other services businesses during fiscal 2002. Revenues from the servicing of copier/printer equipment were flat year over year. Outsourcing and other services accounted for the remaining decline, down approximately 1% for the year.

Finance income increased by $15,200, or 4.2%, compared to fiscal 2001, primarily due to continued growth in the net lease portfolio of approximately 2.9% compared to fiscal 2001. Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the United States, accounted for approximately 93% of IKON’s finance income for fiscal 2002. Approximately 79% of IKON North America’s copier and equipment revenues were financed by IOSC during fiscal 2002, compared to approximately 75% during fiscal 2001. Effective fiscal 2002, income generated through IOSC’s administrative infrastructure, such as syndication fees, late fees and other processing-related revenue, is reported as Services rather than within Finance Income. Costs associated with these income generating activities have been reclassified from Selling and Administrative Expenses to Services Costs. To conform with the current year presentation, the amounts reclassified for fiscal 2001 were $23,973 of revenue and $2,381 of cost. There is no impact on operating income, net income or earnings per share as a result of this change.

Gross margin was 38.9%, compared to 38.2% in fiscal 2001. The gross margin on net sales decreased to 34.3% from 34.9% in fiscal 2001, primarily due to less favorable revenue mix resulting from a decrease in supply sales. The gross margin on services increased to 40.6%, compared to 40.0% in fiscal 2001, due to improved productivity in the servicing of copier/printer equipment. The gross margin on finance income increased to 57.9% from 50.7% in fiscal 2001 primarily due to higher average portfolio yields and lower average borrowing rates. The average financing rates on our lease receivables were approximately 11%, 11% and 10% for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Additionally, our finance subsidiaries’ average cost of debt was approximately 6%, 7% and 7% for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Selling and administrative expense as a percent of revenue was 33.0%, compared to 34.4% in fiscal 2001. Selling and administrative expense decreased by $218,261, or 12.0%, compared to fiscal 2001. Of this decrease, approximately $41,000 was due to the elimination of goodwill amortization, approximately $65,000 was due to the Company’s exit from its telephony and technology education operations and the closure of certain digital print centers and approximately $112,000 was due to our centralization and consolidation initiatives, decreased selling costs resulting from lower sales of equipment and decreased sales and support costs.

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax, or $0.04 per share on a diluted basis) of its restructuring charges described below. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services business closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company’s telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). The Fiscal 2001 Charge and the related actions taken resulted in a decline of approximately $110,000 in revenues and an increase in operating income of approximately $47,000 in fiscal 2002, as compared to fiscal 2001.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the “First Quarter 2000 Charge”) of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company’s desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON’s overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the “Fourth Quarter 2000 Charge”) of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the “Fiscal 2000 Charge”) of $105,168 ($78,940 after-tax, or $0.53 per share on a basic and diluted basis). The Fiscal 2000 Charge and the related actions resulted in a decline in revenue of approximately $34,000 and an increase in operating income of approximately $63,000 in fiscal 2001, as compared to fiscal 2000.

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:

Type of Charge	Fiscal 2002 Reversal	Fiscal 2001 Charge	Fourth Quarter Fiscal 2000 Charge	Fiscal 2000 Reversal	First Quarter Fiscal 2000 Charge
Restructuring Charge:
Severance	$(7,418)	$26,500	$6,092	$(1,784)	$16,389
Leasehold termination costs	(1,667)	5,534	6,685	(13,426)	33,691
Contractual commitments	(1,412)	2,466	641	(751)	3,712

Total Restructuring Charge	(10,497)	34,500	13,418	(15,961)	53,792

Asset Impairment Charge:
Fixed assets		6,906	2,371		12,668
Goodwill and intangibles		22,176			38,880

Total Asset Impairment Charge		29,082	2,371		51,548

Total	$(10,497)	$63,582	$15,789	$(15,961)	$105,340

The Company calculated the asset and goodwill impairments as required by SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of.” The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fourth Quarter 2000 Charge and First Quarter 2000 Charge to the balance remaining at September 30, 2002, which is included in other accrued expenses on the consolidated balance sheet:

Fiscal 2001 Restructuring Charge	Fiscal 2001 Charges	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Fiscal 2002 Reversal	Balance September 30, 2002
Severance	$26,500	—	$26,500	$(11,780)	$(6,921)	$7,799
Leasehold termination costs	5,534	—	5,534	(1,616)	(1,667)	2,251
Contractual commitments	2,466	—	2,466	(1,140)	(1,296)	30

Total	$34,500	—	$34,500	$(14,536)	$(9,884)	$10,080

Fourth Quarter Fiscal 2000 Restructuring Charge	Fiscal 2000 Charges	Payments Fiscal 2000	Balance September 30, 2000	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Fiscal 2002 Reversal	Balance September 30, 2002
Severance	$6,092		$6,092	$(4,763)	$1,329	$(720)	$(497)	$112
Leasehold termination costs	6,685	$(41)	6,644	(1,843)	4,801	(1,853)		2,948
Contractual commitments	641		641	(301)	340	(224)	(116)

Total	$13,418	$(41)	$13,377	$(6,907)	$6,470	$(2,797)	$(613)	$3,060

First Quarter Fiscal 2000 Restructuring Charge	Fiscal 2000 Charges	Payments Fiscal 2000	Fiscal 2000 Reversal	Balance September 30, 2000	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Balance September 30, 2002
Severance	$16,389	$(10,616)	$(1,784)	$3,989	$(3,295)	$694	$(339)	$355
Leasehold termination costs	33,691	(10,052)	(13,426)	10,213	(5,328)	4,885	(3,271)	1,614
Contractual commitments	3,712	(2,734)	(751)	227	(227)

Total	$53,792	$(23,402)	$(15,961)	$14,429	$(8,850)	$5,579	$(3,610)	$1,969

The projected payments of the remaining balances of the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter 2000 Charge, by fiscal year, are as follows:

Fiscal 2001 Projected Payments		2003	2004	2005	Total
Severance		$6,508	$1,214	$77	$7,799
Leasehold termination costs		1,420	504	327	2,251
Contractual commitments		30			30

Total		$7,958	$1,718	$404	$10,080

Fourth Quarter Fiscal 2000 Projected Payments	2003	2004	2005	Beyond	Total
Severance	$112				$112
Leasehold termination costs	1,230	$838	$259	$621	2,948

Total	$1,342	$838	$259	$621	$3,060

First Quarter Fiscal 2000 Projected Payments		2003	2004	2005	Total
Severance		$355			$355
Leasehold termination costs		1,114	$337	$163	1,614

Total		$1,469	$337	$163	$1,969

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

All actions related to our restructurings are complete. Remaining employees to be terminated at September 30, 2002 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

The employees affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

Fiscal 2001 Headcount Reductions	Employees Affected	Employee Terminations	Fiscal 2002 Reversal	Remaining Employees to be Terminated at September 30, 2002
Telephony	101	(101)
Education	17	(17)
Technology Businesses	94	(76)		18
Digital Print Centers	190	(174)	(16)
Infrastructure and Other	1,198	(927)	(172)	99

Total	1,600	(1,295)	(188)	117

Fourth Quarter Fiscal 2000 Headcount Reductions	Employees Affected	Employee Terminations Fiscal 2000	Remaining Employees to be Terminated at September 30, 2000	Employee Terminations Fiscal 2001	Remaining Employees to be Terminated at September 30, 2001
Education and Integration	130	—	130	(130)	—
Digital Print Centers	137	—	137	(137)	—
Infrastructure and Other	119	—	119	(119)	—

Total	386	—	386	(386)	—

First Quarter Fiscal 2000 Headcount Reductions	Employees Affected	Employee Terminations Fiscal 2000	Fiscal 2000 Reversal	Remaining Employees to be Terminated at September 30, 2000	Employee Terminations Fiscal 2001	Remaining Employees to be Terminated at September 30, 2001
Education and Integration	434	(329)	(80)	25	(25)	—
Technology Businesses	238	(35)	(70)	133	(133)	—
Digital Print Centers	323	(189)	(116)	18	(18)	—
Infrastructure and Other	937	(251)	(272)	414	(414)	—

Total	1,932	(804)	(538)	590	(590)	—

The locations affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

Site Closures	Sites Affected	Sites Closed	Fiscal 2000 Reversal	Fiscal 2002 Reversal	Remaining Sites to be Closed
Fiscal 2001	24	(23)		(1)	—
Fourth Quarter Fiscal 2000	5	(5)			—
First Quarter Fiscal 2000	24	(22)	(2)		—

Our operating income in fiscal 2002 increased by $156,420, compared to fiscal 2001. Excluding the reversed restructuring charges in fiscal 2002 of $10,497 and the Fiscal 2001 Charge of $68,882, our operating income increased by $77,041, compared to fiscal 2001. Excluding the special items noted above, our operating margin was 5.9%, compared to 3.9% (4.7% assuming the impact of not amortizing goodwill) in fiscal 2001. Operating margin is calculated as operating income divided by total revenue.

Interest expense was $54,389 in fiscal 2002, compared to $69,373 in fiscal 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to fiscal 2001.

The effective income tax rate was 37.15% in fiscal 2002, compared to 79.3% in fiscal 2001. Excluding the special items noted above and a $10,000 ($0.07 per share on a basic and diluted basis) tax reserve adjustment in fiscal 2001 related to the Company’s use of leveraged corporate owned life insurance programs, our effective tax rate was 37.25% in fiscal 2002 and 44.0% in fiscal 2001. The income tax rate reduction is primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. The completion of certain tax planning initiatives during the first quarter of fiscal 2002 also contributed to the reduced tax rate. The initiatives completed included the conversion of IOSC from a corporation to a limited liability company (“LLC”) and the designation of the IKON Stock Fund in the Company’s Retirement Savings Plan as an employee stock ownership plan (“ESOP”). The conversion to an LLC allows the Company, for state income tax purposes, to combine current year taxable income and losses that were previously reported separately, which results in the reduction of state income taxes. The ESOP designation allows the Company to deduct dividends on IKON common stock that participants and beneficiaries in the Company’s Retirement Savings Plan can elect to receive in cash. The Company’s valuation allowance was $35,041 and $46,476 at September 30, 2002 and 2001, respectively. The decrease in the valuation allowance is primarily attributable to the removal of valuation allowances due to the expiration of the carryforward period for certain foreign tax credit carryforwards. This decrease had no impact on our effective income tax rate.

In fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations. The gain has been recorded as discontinued operations in the consolidated statement of income.

Diluted earnings per common share were $0.99 in fiscal 2002, compared to $0.11 in fiscal 2001. Excluding the special items noted above (2002—$0.04; 2001—$0.43) and the gain from discontinued operations (2001—$0.01), diluted earnings per common share were $0.95 in fiscal 2002, compared to $0.53 in fiscal 2001. The diluted earnings per common share calculation for fiscal 2002 reflects the impact of the Convertible Notes (see “Financial Condition and Liquidity”). The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. Assuming the impact of not amortizing goodwill and excluding the special items noted above, diluted earnings per common share for fiscal 2001 would have been $0.81.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As of September 30, 2002, the Company completed its annual impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Business Imaging Services	Sysinct (e-business development)	Total
Goodwill at September 30, 2002	$866,265	$70,927	$286,219	$9,011	$2,996	$1,235,418

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As of September 30, 2002, there are no intangible assets that are required to be amortized by SFAS 142.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

	Year Ended September 30,
	2002	2001	2000
Income from continuing operations before extraordinary gain	$150,334	$14,005	$25,960
Add-back goodwill amortization net of taxes of: 2001—$936; 2000—$964		40,137	41,303

Adjusted income from continuing operations before extraordinary gain	150,334	54,142	67,263
Discontinued operations, net of taxes of: 2001—$942; 2000—$1,111		1,200	1,415
Extraordinary gain from early extinguishment of debt, net of taxes of $1,342			1,707

Adjusted net income	$150,334	$55,342	$70,385

Reported basic earnings per common share, continuing operations, before extraordinary gain	$1.05	$0.10	$0.18
Basic earnings per common share, add-back goodwill amortization		0.28	0.28

Adjusted basic earnings per common share, continuing operations, before extraordinary gain	1.05	0.38	0.46
Basic earnings per common share, discontinued operations		0.01	0.01
Basic earnings per common share, extraordinary gain			0.01

Adjusted basic earnings per common share	$1.05	$0.39	$0.48

Reported diluted earnings per common share, continuing operations, before extraordinary gain	$0.99	$0.10	$0.18
Diluted earnings per common share, add-back goodwill amortization		0.28	0.28

Adjusted diluted earnings per common share, continuing operations, before extraordinary gain	0.99	0.38	0.46
Diluted earnings per common share, discontinued operations		0.01	0.01
Diluted earnings per common share, extraordinary gain			0.01

Adjusted diluted earnings per common share	$0.99	$0.39	$0.48

Review of Business Segments

Our reportable segments are IKON North America and IKON Europe. IKON North America and IKON Europe provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

Other includes our North American business imaging services and Sysinct. Business imaging services focuses on electronic file conversion and Sysinct specializes in e-business development. In the fourth quarter of fiscal 2001, the Company made a decision to exit its telephony business and its technology education business. All actions related to telephony and technology education were substantially complete by the end of the first quarter of fiscal 2002. The results of operations of telephony and technology education are included through their respective disposal dates.

IKON North America

Net sales decreased by $243,014, or 10.6%, to $2,050,205 in fiscal 2002 from $2,293,219 in fiscal 2001. The decrease was primarily due to a decline in revenue from sales of technology hardware and sales of copier/printer equipment. Services decreased by $68,122, or 3.4%, to $1,923,182 in fiscal 2002 from $1,991,304 in fiscal 2001. This decrease was due to the downsizing, sale, and closure of non-strategic outsourcing and other services businesses during fiscal 2002. Finance income increased by $14,852, or 4.4%, to $354,435 in fiscal 2002 from $339,583 in fiscal 2001. The increase was primarily due to growth in the lease portfolio as compared to fiscal 2001. Finance interest expense decreased by $17,479, or 10.4%, to $151,372 in fiscal 2002 from $168,851 in fiscal 2001 as growth in the lease portfolio was offset by lower average borrowing rates. Operating income, excluding the restructuring reversal in fiscal 2002 and the restructuring and asset impairment charges and $869 of related reserve adjustments in fiscal 2001, increased by $74,235, or 19.3%, to $459,381 in fiscal 2002 from $385,146 in fiscal 2001. The increase was primarily due to the downsizing or elimination of unprofitable businesses, centralization and consolidation initiatives and decreased selling costs due to lower sales of equipment.

IKON Europe

Net sales decreased by $22,525, or 7.7%, to $270,465 in fiscal 2002 from $292,990 in fiscal 2001. This decrease was due mainly to declines in sales of technology-related hardware. Services increased by $14,664, or 10.4%, to $155,818 in fiscal 2002 from $141,154 in fiscal 2001 due to growth in outsourcing. Finance income increased by $348, or 1.7%, to $20,486 in fiscal 2002 from $20,138 in fiscal 2001. Finance interest expense decreased by $2,149, or 24.8%, to $6,519 in fiscal 2002 from $8,668 in fiscal 2001 primarily due to lower average borrowings and lower average short-term rates. Operating income, excluding the restructuring reversal in fiscal 2002 and the restructuring and asset impairment charges and a $1,700 gain related to the sale of certain real estate in the UK, in fiscal 2001, increased by $1,297, or 6.0%, to $23,075 in fiscal 2002 from $21,778 in fiscal 2001 due primarily to ongoing improvements to our operational infrastructure.

Other

Net sales decreased by $37,204, or 77.1%, to $11,079 in fiscal 2002 from $48,283 in fiscal 2001. Services decreased by $104,976, or 71.5%, to $41,832 in fiscal 2002 from $146,808 in fiscal 2001. These declines are primarily due to the downsizing, sale, and closure of non-strategic businesses such as telephony, technology education and other technology-related operations. Excluding the restructuring reversal in fiscal 2002 and the restructuring and asset impairment charges and $4,431 of related reserve adjustments in fiscal 2001, there was an operating loss of $14,307 in fiscal 2002, compared to an operating loss of $27,816 in fiscal 2001. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic businesses.

Fiscal 2001 Compared to Fiscal 2000

Our revenues decreased by $173,466, or 3.2%, compared to fiscal 2000. Excluding the impact of foreign currency translation, revenues decreased by approximately 2%. Our focus areas, such as high-end solutions for the production environment, facilities management and our financing business, grew during fiscal 2001 and were significant contributors to revenue. However, growth in these focus areas was more than offset by decisions to de-emphasize or close down certain hardware and service offerings, combined with the impact of a slowing economy in the second half of fiscal 2001. The decrease in revenues resulted from decreases in net sales, and services, offset by growth in finance income as described below.

Net sales, which includes the sale of copier/printer equipment, supplies, and technology hardware, decreased by $160,390, or 5.7%, compared to fiscal 2000, largely due to a decline in technology hardware and low-end copier/printer equipment sales. Sales of technology hardware, such as computers, routers and servers, decreased by $72,033, or 18.6%, as the Company has de-emphasized sales of these low-margin products. Sales of copier/printer equipment decreased by $62,410, or 3.4%, due to ongoing economic pressures as well as the Company’s strategic focus on moving from low-end, lower margin products, to high-end, higher margin products. High-end segment 5 and 6 equipment (defined as equipment with minimum output capability of over 70 pages per minute) sales increased by over 100%, compared to fiscal 2000, partially offsetting decreases in revenue from the sale of lower segment equipment. In fiscal 2001, approximately 12% of copier/printer equipment revenues were from sales of segment 5 and 6 products, compared to approximately 5% in fiscal 2000.

Services revenue, which consists of revenue from the servicing of copier/printer equipment, facilities management and other services, such as rentals, digital print production, legal document services, network integration, technology education and e-business, decreased by $47,917, or 2.1%, compared to fiscal 2000. This decrease was due to a decline in revenues from the servicing of copier/printer equipment of approximately $29,000, rentals of approximately $31,000 and technology related services of approximately $32,000, which was partially offset by increased revenue in facilities management of approximately $41,000. The decline in equipment service revenue was due to a decrease in analog and low-end copier service revenue that has not yet been replaced by digital and high-end copier service revenue, as well as a shift to facilities management contracts. However, in the second half of fiscal 2001, equipment service revenue increased compared to the second half of fiscal 2000, an indicator that our high-end equipment strategy is beginning to contribute to equipment service revenue growth. Revenue from outsourcing and other services decreased by 2.0%, compared to fiscal 2000, with strong growth in facilities management revenues offset by declines in other areas, including rentals, digital print production of approximately $10,000 and network integration of approximately $22,000.

Finance income increased by $34,841, or 10.7%, compared to fiscal 2000, primarily due to growth in the lease portfolio resulting from the increased percentage of equipment sales leased through IOSC, our captive leasing subsidiary, and the higher average yield on the lease portfolio compared to fiscal 2000. In fiscal 2001, 75% of equipment sales were financed through IOSC, compared to 72% in fiscal 2000. Income generated through IOSC’s administrative infrastructure, such as syndication fees, late fees and other processing-related revenue, are reported as Services rather than within Finance Income. Costs associated with these income generating activities have been reclassified from Selling and Administrative Expenses to Services Costs. To conform with fiscal 2002, the amounts reclassified for fiscal 2001 were $23,973 of revenue and $2,381 of cost and for fiscal 2000 were $20,400 of revenue and $1,889 of cost. There is no impact on operating income, net income or earnings per share as a result of this change.

Gross margin was 38.2%, compared to 37.1% in fiscal 2000. The gross margin on net sales increased to 34.9% from 33.3% in fiscal 2000, primarily due to the favorable mix of high-end versus low-end equipment placements and the decrease in sales of low-margin technology hardware described above. The gross margin on services remained relatively consistent at 40.0%, compared to 40.1% in fiscal 2000. The gross margin on finance income increased to 50.7% from 48.4% in fiscal 2000 due to the growth in the lease portfolio and lower average borrowings by the Company’s finance subsidiaries from sources other than the parent company.

Selling and administrative expense as a percent of revenue was 34.4%, compared to 32.7% in fiscal 2000. The increase was primarily due to the impact of lower revenues compared to fiscal 2000, as discussed above, combined with increased expenses as compared to fiscal 2000. The increase in expenses was primarily due to a higher level of spending associated with investments made to support new market opportunities and to streamline our infrastructure in fiscal 2001, as compared to fiscal 2000. These investments are aimed at making the Company more profitable and competitive in the long-term. Increased expenses were partially offset by the implementation of cost cutting actions, including the reduction of 2,200 employees during fiscal 2001, and savings and improved cost controls from prior infrastructure investments, including centralized credit and purchasing, and shared services.

In fiscal 2001 and 2000, the Company recorded restructuring, net, and asset impairment charges of $63,582 and $105,168, respectively, as described above.

In fiscal 2000, we received $17,000 of insurance proceeds related to a shareholder litigation settlement.

Our operating income in fiscal 2001 decreased by $10,746, compared to fiscal 2000. Excluding the Fiscal 2001 Charge of $68,882 and $17,000 of insurance proceeds related to our shareholder litigation settlement and the Fiscal 2000 Charge of $105,168 in fiscal 2000, our operating income decreased by $30,032 compared to fiscal 2000. Excluding the special items noted above, our operating margin was 3.9%, compared to 4.3% in fiscal 2000. Operating margin is calculated as operating income divided by total revenue.

In fiscal 2000, we sold certain equity securities that were previously held for investment and recognized a pre-tax gain of $3,739 on the sale.

Interest expense was $69,373 in fiscal 2001, compared to $69,821 in fiscal 2000. Interest expense reflects higher average borrowings by the parent company on behalf of our finance subsidiaries offset by lower average interest rates in fiscal 2001 compared to fiscal 2000. Interest on parent company borrowings is reflected as interest expense, while interest on finance subsidiaries’ borrowings is reflected as finance interest expense.

The effective income tax rate was 79.3% in fiscal 2001, compared to 68.3% in fiscal 2000. Excluding the special items noted above and a $10,000 ($0.07 per share on a basic and diluted basis) tax reserve adjustment in fiscal 2001 related to the Company’s use of a leveraged corporate owned life insurance program, our effective tax rate was 44.0% in both fiscal 2001 and 2000. The higher tax rates relate mainly to the impact of non-tax-deductible goodwill.

In fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations. The gain has been recorded as discontinued operations in the consolidated statement of income. In fiscal 2000, we received insurance proceeds of $3,691 for certain environmental liability coverage and recorded expense of $1,165 for health benefits of former employees. Both of these items relate to businesses we had previously recorded as discontinued operations. The resulting net benefit of $2,526 ($1,415 after-tax) has been recorded as discontinued operations in the consolidated statement of income.

In fiscal 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 for $6,951 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Diluted earnings per common share were $0.11 in fiscal 2001, compared to $0.20 in fiscal 2000. Excluding the special items noted above, after-tax effect of the gain from the sale of the equity securities, gain from discontinued operations and the gain from the early extinguishment of debt, diluted earnings per common share were $0.53 in fiscal 2001, compared to $0.63 in fiscal 2000. During fiscal 2001, we repurchased 2,524 shares of common stock.

Review of Business Segments

Our reportable segments are IKON North America and IKON Europe. IKON North America and IKON Europe provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

Other includes our North American business imaging services, education, Sysinct and telephony businesses. Business imaging services focuses on electronic file conversion. Education offers technology training, Sysinct specializes in e-business development and telephony provides telecommunications services. In the fourth quarter of fiscal 2001, the Company made a decision to exit its telephony business and its technology education business.

In fiscal 2001, we made the following change to our segment reporting to reflect the way management views our business as a result of our ongoing infrastructure improvement programs and the changing dynamics of our business: Network integration (included in Other in fiscal 2000) is included in IKON North America. Prior year results have been reclassified to conform with the current year presentation.

IKON North America

Net sales decreased by $111,052, or 4.6%, to $2,293,219 in fiscal 2001 from $2,404,271 in fiscal 2000. The decrease was primarily due to a decline in revenue from sales of technology hardware, low-end copier/printer and facsimile equipment, as well as growing economic pressures, especially in the second half of the fiscal year. This was partially offset by an increase in sales of high-end, segment 5 and 6 equipment. Services decreased by $44,352, or 2.2%, to $1,991,304 in fiscal 2001 from $2,035,656 in fiscal 2000. The decrease was primarily due to a decline in revenues from network integration and was partially offset by an increase in revenue from facilities management. Finance income increased by $36,265, or 12.0%, to $339,583 in fiscal 2001, compared to $303,318 in fiscal 2000. The increase was primarily due to growth in the lease portfolio and higher average yield on the lease portfolio as compared to fiscal 2000. Finance interest expense increased by $11,072, or 7.0%, to $168,851 in fiscal 2001, compared to $157,779 in fiscal 2000. Operating income, excluding restructuring and asset impairment charges and $869 of related reserve adjustments, decreased by $33,612, or 8.0%, to $385,146 in fiscal 2001 from $418,758 in fiscal 2000. The decrease was due mainly to the lower than anticipated revenues, as well as fiscal 2001 investments targeted at making the Company more profitable and competitive in the long-term, partially offset by savings and improved cost controls from prior productivity initiatives.

IKON Europe

Total revenues decreased by $33,657, or 6.9%, to $454,282 in fiscal 2001 from $487,939 in fiscal 2000. Excluding the impact of foreign currency translation, revenues increased by approximately 1%. Net sales decreased by $28,078, or 8.7%, to $292,990 in fiscal 2001 from $321,068 in fiscal 2000. The decrease was due mainly to the impact of foreign currency translation and a decrease in sales of technology hardware, offset by an increase in revenue from the sale of copier/printer equipment. Services decreased by $4,155, or 2.9%, to $141,154 in fiscal 2001 from $145,309 in fiscal 2000. Finance income decreased by $1,424, or 6.6%, to $20,138 in fiscal 2001 from $21,562 in fiscal 2000. Finance interest expense decreased by $1,253, or 12.6%, to $8,668 in fiscal 2001, compared to $9,921 in fiscal 2000, primarily due to foreign currency translation and the decrease in finance income. Operating income, excluding restructuring and asset impairment charges decreased by $799, or 3.3%, to $23,478 in fiscal 2001 from $24,277 in fiscal 2000. Excluding the impact of foreign currency translation, operating income increased by approximately 6%, primarily due to the improved management of administrative expenses.

Other

Net sales decreased by $21,260, or 30.6%, to $48,283 in fiscal 2001 from $69,543 in fiscal 2000. Services increased by $590, or 0.4%, to $146,808 in fiscal 2001 from $146,218 in fiscal 2000. Excluding restructuring and asset impairment charges and $4,431 of related reserve adjustments, there was an operating loss of $27,816 in fiscal 2001, compared to an operating loss of $25,372 in fiscal 2000. The decreased revenues and increased operating losses relate primarily to the Company’s telephony and education operations. Both telephony and education operations have been impacted by negative changes in the economic climate. In the fourth quarter of fiscal 2001, the Company made a decision to exit its telephony business and its technology education business.

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operating activities in fiscal 2002 was $476,634. During the same period, the Company used $301,087 of cash in investing activities, which included net finance subsidiaries’ use of $151,153, capital expenditures for property and equipment of $93,272 and capital expenditures for equipment on operating leases of $85,568. Capital expenditures for property and equipment include expenditures for our e-IKON initiative, a comprehensive, multi-year initiative designed to web-enable our information technology infrastructure, providing customer and IKON benefits in terms of improved productivity and competitive differentiation. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with customers. Cash provided by financing activities of $9,104 includes $14,728 of repayments of long-term debt, $2,596 of issuances of long-term debt, $178,647 of net short-term debt repayments and $204,186 of net issuances of finance subsidiaries’ debt. Debt, excluding finance subsidiaries, was $612,997 at September 30, 2002, a decrease of $187,942 from the debt balance at September 30, 2001 of $800,939. Including finance subsidiaries’ debt, our debt to capital ratio was 69.0% at September 30, 2002 compared to 70.9% at

September 30, 2001. Excluding finance subsidiaries’ debt, our debt to capital ratio was 28.5% at September 30, 2002, compared to 36.5% at September 30, 2001. Finance subsidiaries’ debt is excluded from the calculation because finance subsidiaries’ lease receivables represent the primary source of repayment of finance subsidiaries’ debt.

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

Valuation and Qualifying Accounts included on page 72 provides a rollforward of the allowance for doubtful accounts. As presented on Schedule II, IKON’s provisions for losses on accounts receivable were $4,685, $7,758 and $21,631, respectively, and write-offs, net of recoveries, were $13,944, $19,570 and $29,852, respectively, for the years ended September 30, 2002, 2001 and 2000. IKON’s policy is to calculate its allowance as a percentage of accounts receivable aged greater than 150 days plus an additional allowance for any amount that the Company has specifically identified as potential bad debts. The decreases in the provision and write-offs from fiscal 2000 through fiscal 2002 were primarily due to improved processes related to collections of accounts receivable as described below.

In fiscal 2000, IKON standardized its accounts receivable collection processes. IKON’s write-offs of accounts receivable, net of recoveries, decreased to $29,852 and the percentage of accounts receivable aged greater than 150 days decreased to 4.9% at September 30, 2000, primarily due to the improved collection processes. During fiscal 2001, IKON began to centralize its accounts receivable collection function. As a result, write-offs of accounts receivable, net of recoveries, decreased to $19,570 and the percentage of accounts receivable aged greater than 150 days decreased to 4.4% at September 30, 2001. During fiscal 2002, IKON continued to focus on improving its accounts receivable collection procedures and launched its first centralized customer care center which consolidates service capabilities such as dispatch, customer service and supply sales into one center. As a result, write-offs of accounts receivable, net of recoveries, decreased to $13,944. The percentage of accounts receivable aged greater than 150 days increased to 4.6% at September 30, 2002.

IKON’s days sales outstanding, on trade accounts receivable, increased from 49 days at September 30, 2001 to 51 days at September 30, 2002.

The Company’s lease default reserve was $58,148 and $69,784 at September 30, 2002 and 2001, respectively. The decrease was primarily due to improvement in the cumulative expected loss rate of the lease portfolio as a result of the following factors. The lease credit review, approval function and collection functions were centralized at IOSC over the past several years. Additionally, IOSC created the Special Assets Recovery Group in fiscal 1999 to improve IKON’s equipment recovery rate and pursue deficiency balances on lease write-offs. Since creation, IKON’s equipment recovery rate has risen from approximately 60% to 88%. Also, during fiscal 2002, the Special Assets Group recovered approximately $7,400 in deficient balances. The combined effect is an increase of IKON’s overall recovery rate from approximately 30% to 42% over the past three years.

On December 28, 2001, IOSC and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the “Other Notes”) for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the “Convertible Notes”) with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest will be paid on the Convertible Notes semi-annually beginning November 1, 2002.

On May 24, 2002, we obtained a new $300,000 unsecured credit facility (the “New Credit Facility”) with a group of lenders. The New Credit Facility replaces our $600,000 credit facility that was to expire in January 2003. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. The New Credit Facility contractually matures on May 24, 2005. As of September 30, 2002, the Company had no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,448. The amount available under the New Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the New Credit Facility for borrowings or letters of credit was $234,705 as of September 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not affect our ability to continue to securitize lease receivables. In addition, unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC’s 9.75% Notes due June 15, 2004 ($250,000 outstanding at September 30, 2002), all loans under the New Credit Facility will mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains default provisions customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

On May 30, 2002, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOSC) issued $634,800 of lease-backed notes (the “2002-1 Notes”) pursuant to a shelf registration statement filed with the Securities and Exchange Commission. The 2002-1 Notes are comprised of Class A-1 Notes totaling $171,000 with a stated interest rate of 2.044%, Class A-2 Notes totaling $46,000 with a stated interest rate of 2.91%, Class A-3 Notes totaling $266,400 with a stated interest rate of 3.90% and Class A-4 Notes totaling $151,400 with a stated interest rate of 4.68%. The 2002-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets and the payments on the 2002-1 Notes are made from payments received on the equipment leases.

In addition to the $300,000 of convertible subordinated notes and $634,800 of 2002-1 Notes described above, IOSC repaid $1,502,261 of debt, issued $85,489 of lease-backed notes and $5,878 of other notes and had $712,411 of asset securitization conduit borrowings. Finance subsidiaries’ debt increased by $212,122 from September 30, 2001 primarily due to the IOSC activity described above.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if the Company had issued fixed rate notes. During fiscal 2002, unrealized gains totaling $6,204 after taxes, were recorded in accumulated other comprehensive loss. As of September 30, 2002, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

As of September 30, 2002, IOSC, our Canadian finance subsidiary and our United Kingdom finance subsidiary had approximately $392,500, CN$75,234 and £10,780, respectively, available under their revolving asset securitization financing agreements.

As of September 30, 2002, the Company had $52,857 available for common stock repurchases under its fiscal 2001 share repurchase authorization. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time, the Company may repurchase outstanding debt in open market and private transactions.

The following summarizes IKON’s significant contractual obligations and commitments as of September 30, 2002:

Contractual Obligations	Total	Payments due by
		September 30, 2003	September 30, 2005	September 30, 2007	Thereafter
Long-Term Debt	$605,835	$11,484	$128,520	$55,410	$410,421
Long-Term Debt, Finance Subsidiaries	2,807,861	1,312,034	1,114,881	380,936	10
Notes Payable	7,162	7,162
Purchase Commitments	9,658	7,357	2,301
Operating Leases	482,113	126,007	190,447	90,515	75,144
Synthetic Leases	42,451	24,033	264	18,154

Total	$3,955,080	$1,488,077	$1,436,413	$545,015	$485,575

Payments on long-term debt, finance subsidiaries, generally are made from collections on our finance receivables. At September 30, 2002, long-term debt, finance subsidiaries was $2,807,861 and net finance receivables were $3,444,667.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite which is a component of our e-IKON initiative. Contractual obligations for future technical support of $1,337 will be expensed over the term of the contract. The remaining $8,321 is for software and is included in fixed assets and accrued liabilities as of September 30, 2002.

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the “Corporate Lease”). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON’s nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON’s right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of September 30, 2002 and 2001, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 16, 1998, IKON entered into a synthetic lease agreement totaling $23,901 (the “Lease”) for the purpose of leasing certain real property for the Company’s use. The Lease expires on January 16, 2003 and IKON will not renew or refinance the Lease. The Company intends to acquire or transfer the leased properties prior to the lease termination. Under the terms of the Lease, IKON will occupy the facilities for a term of five years from the agreement date (subject to certain permitted renewals). The Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the properties. If IKON terminates the lease prior to the end of the lease term, IKON is obligated to purchase the leased properties at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Lease, IKON’s nominal rental rate under the Lease is different from what IKON would be required to pay under a market rental rate. The Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default under the Lease and would permit the lessor to either terminate IKON’s right of possession of the leased property, declare the outstanding lease balance due, or enforce the lessor’s lien on the leased property. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $13,387. As of September 30, 2001, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $10,543.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of September 30, 2002, the Company had $240,057 available under lines of credit, including the $234,705 available under the New Credit Facility and had open standby letters of credit totaling $26,872. All commitments, except those under the New Credit Facility, expire within one year.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2003, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

PENDING ACCOUNTING CHANGES

In June 2001, the FASB approved SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 143 on our consolidated financial statements.

In August 2001, the FASB approved SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 144 on our consolidated financial statements.

In May 2002, the FASB approved SFAS 145, “Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement,” SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of

Motor Carriers.” SFAS 145 amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 were effective for financial statements issued on or after May 15, 2002. Early application of all provisions is encouraged. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from adoption of SFAS 145 on our consolidated financial statements.

In June 2002, the FASB approved SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 146 on our consolidated financial statements.

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Finance subsidiaries’ long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations at September 30, 2002:

	2003	2004	2005	2006	2007	Thereafter
Long-term debt
Fixed rate	$11,484	$2,298	$126,222	$55,232	$178	$410,421
Average interest rate	6.2%	8.6%	6.8%	7.2%	7.8%	6.9%
Long-term debt, finance subsidiaries
Fixed rate	$822,791	$510,592	$169,033	$77,405	$303,531	$10
Average interest rate	3.7%	7.1%	4.8%	5.0%	5.0%	6.5%
Variable rate	$489,243	$352,694	$82,562
Average interest rate	6.2%	6.2%	5.4%
Interest rate derivative financial instruments related to debt
Interest rate swaps:
Pay fixed/receive variable	$489,243	$352,694	$82,562
Average pay rate	6.0%	6.1%	5.25%
Average receive rate	1.9%	2.0%	2.1%

The carrying amounts and fair value of our financial instruments are as follows:

	September 30
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$535,171	$436,375	$535,044	$336,542
Private placement debt	55,000	53,991	55,000	48,104
Sundry notes, bonds and mortgages	8,386	8,485	16,998	16,199
Finance subsidiaries’ debt	2,807,861	2,768,604	2,595,739	2,431,481
Interest rate swaps	(40,283)	(40,283)	(50,622)	(50,622)

The following tables present, as of September 30, 2002 and 2001, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount, (ii) the fixed interest rate payable by the Company, (iii) the variable interest rate payable to the Company by the counterparty under the agreement,  (iv) the fair value of the instrument, and (v) the maturity date of the agreement.

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
$241,592	4.825%	LIBOR + 0.23%	$ (6,002)	January 2006
$ 86,634	7.802%	LIBOR + 0.19%	$ (2,536)	March 2004
$ 46,538	6.270%	LIBOR	$ (314)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$ (8,383)	October 2008
$ 84,510	7.820%	LIBOR + 0.23%	$ (7,281)	September 2006
$ 66,562	4.180%	LIBOR	$ (2,096)	November 2007

September 30, 2001
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$370,706	6.475%	LIBOR	$(19,060)	July 2007
$260,000	4.825%	LIBOR + 0.23%	$ (6,004)	January 2006
$219,939	7.802%	LIBOR + 0.19%	$ (9,357)	March 2004
$145,407	6.270%	LIBOR	$ (3,382)	August 2003
$126,200	5.435%	LIBOR + 0.26%	$ (4,715)	October 2008
$ 84,510	7.820%	LIBOR + 0.23%	$ (8,104)	September 2006

Foreign Exchange Risk

The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 8.    Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Reporting

The management of IKON Office Solutions, Inc. is responsible for the preparation and presentation of the financial statements and related financial information included in this Form 10-K. The financial statements include amounts that are based on management’s best estimates and judgments. These statements have been prepared in conformity with generally accepted accounting principles consistently applied and have been audited by PricewaterhouseCoopers LLP, independent accountants.

Management is also responsible for maintaining systems of internal accounting controls that are designed to provide reasonable assurance as to the integrity of the financial records and the protection of corporate assets. IKON Office Solutions, Inc. supports and manages an active program of auditing to monitor the proper functioning of its systems. The reports issued under this program, as well as comment letters from PricewaterhouseCoopers LLP, are reviewed regularly by the Audit Committee of the Board of Directors, which is composed of three directors who are not employees of the Company. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and management to review audit scope, timing and results.

/s/ MATTHEW J. ESPE Matthew J. Espe
President and Chief Executive Officer

/s/ WILLIAM S. URKIEL William S. Urkiel
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders,
IKON Office Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in notes 1 and 3 to the consolidated financial statements, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in notes 1 and 19, on October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities.

/s/    PricewaterhouseCoopers LLP
Philadelphia, PA
December 2, 2002

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2002	2001	2000
	(in thousands, except per share data)
Revenues
Net sales	$2,331,749	$2,634,492	$2,794,882
Services	2,120,832	2,279,266	2,327,183
Finance income	374,921	359,721	324,880

	4,827,502	5,273,479	5,446,945

Costs and Expenses
Cost of goods sold	1,531,086	1,714,439	1,864,318
Services costs	1,260,225	1,367,301	1,394,982
Finance interest expense	157,891	177,519	167,700
Selling and administrative	1,595,208	1,813,469	1,783,862
Restructuring (reversals) charges, net	(10,497)	34,500	51,249
Asset impairment		29,082	53,919
Shareholder litigation insurance proceeds			(17,000)

	4,533,913	5,136,310	5,299,030

Operating income	293,589	137,169	147,915
Gain on sale of investment			3,739
Interest expense	54,389	69,373	69,821

Income from continuing operations before taxes on income and extraordinary gain	239,200	67,796	81,833
Taxes on income	88,866	53,791	55,873

Income from continuing operations before extraordinary gain	150,334	14,005	25,960
Discontinued operations, net of taxes of: 2001—$942; 2000—$1,111		1,200	1,415

Income before extraordinary gain	150,334	15,205	27,375
Extraordinary gain from early extinguishment of debt, net of taxes of $1,342			1,707

Net income	$150,334	$15,205	$29,082

Basic Earnings Per Common Share
Continuing operations	$1.05	$0.10	$0.18
Discontinued operations		0.01	0.01
Extraordinary gain			0.01

Net income	$1.05	$0.11	$0.20

Diluted Earnings Per Common Share
Continuing operations	$0.99	$0.10	$0.18
Discontinued operations		0.01	0.01
Extraordinary gain			0.01

Net income	$0.99	$0.11	$0.20

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	September 30
	2002	2001
	(in thousands)
Assets
Cash and cash equivalents	$271,816	$80,351
Restricted cash	116,077	128,365
Accounts receivable, less allowances of: 2002—$14,251; 2001—$23,510	568,635	641,059
Finance receivables, net	1,203,544	1,171,004
Inventories	318,214	299,776
Prepaid expenses and other current assets	82,880	95,381
Deferred taxes	65,264	98,701

Total current assets	2,626,430	2,514,637

Long-term finance receivables, net	2,241,123	2,176,205
Equipment on operating leases, net of accumulated depreciation of: 2002—$92,741; 2001—$91,357	99,639	71,181
Property and equipment, net	202,863	207,812
Goodwill, net	1,235,418	1,258,112
Other assets	67,145	63,045

Total Assets	$6,472,618	$6,290,992

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$11,484	$17,643
Current portion of long-term debt, finance subsidiaries	1,312,034	1,229,631
Notes payable	7,162	183,688
Trade accounts payable	232,120	222,999
Accrued salaries, wages and commissions	127,643	126,280
Deferred revenues	176,304	185,261
Other accrued expenses	300,937	299,624

Total current liabilities	2,167,684	2,265,126

Long-term debt	594,351	599,608
Long-term debt, finance subsidiaries	1,495,827	1,366,108
Deferred taxes	479,401	446,059
Other long-term liabilities	200,409	218,513

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: 2002—150,003 shares; 2001—150,128 shares outstanding: 2002—144,024 shares; 2001—141,776 shares	1,015,177	1,012,302
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(1,981)	(3,745)
Retained earnings	595,722	463,152
Accumulated other comprehensive loss	(50,805)	(43,484)
Cost of common shares in treasury: 2002—5,286 shares; 2001—7,480 shares	(23,167)	(32,647)

Total Shareholders’ Equity	1,534,946	1,395,578

Total Liabilities and Shareholders’ Equity	$6,472,618	$6,290,992

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2002	2001	2000
	(in thousands)
Cash Flows from Operating Activities
Net income	$150,334	$15,205	$29,082
Additions (deductions) to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	116,837	119,993	133,012
Amortization	14,210	58,575	62,082
Provisions for losses on accounts receivable	4,685	7,758	21,631
Provision for deferred income taxes	73,611	42,411	57,409
Provision for lease default reserves	67,730	66,631	61,740
Restructuring (reversals) charges, net	(10,497)	34,500	51,249
Asset impairment charges		29,082	53,919
Gain on asset securitization			(73)
Extraordinary gain on early extinguishment of debt			(3,049)
Gain on sale of investment			(3,739)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
Decrease (increase) in accounts receivable	68,807	77,133	(25,668)
(Increase) decrease in inventories	(3,089)	21,406	12,982
(Increase) decrease in prepaid expenses and other current assets	(3,042)	(1,525)	9,270
Increase (decrease) in accounts payable, deferred revenues and accrued expenses	5,163	(44,477)	49,955
Decrease in accrued shareholder litigation settlement			(117,652)
Decrease in accrued restructuring	(20,943)	(15,757)	(21,471)
Other	12,828	914	2,872

Net cash provided by operating activities of continuing operations	476,634	411,849	373,551
Gain from discontinued operations		(2,142)	(2,526)

Net cash provided by operating activities	476,634	409,707	371,025

Cash Flows from Investing Activities
Cost of companies acquired, net of cash acquired		(2,666)	(3,768)
Expenditures for property and equipment	(93,272)	(85,880)	(113,829)
Expenditures for equipment on operating leases	(85,568)	(58,790)	(45,160)
Proceeds from sale of property and equipment	26,513	44,382	18,170
Proceeds from sale of equipment on operating leases	14,705	16,554	15,390
Finance receivables—additions	(1,602,751)	(1,815,282)	(1,941,479)
Finance receivables—collections	1,451,598	1,549,888	1,494,374
Proceeds from sale of finance subsidiaries’ lease receivables		16,167	25,547
Repurchase of finance subsidiaries’ lease receivables			(275,000)
Other	(12,312)	5,267	6,050

Net cash used in investing activities	(301,087)	(330,360)	(819,705)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	2,596	38,105	35,340
Short-term (repayments) borrowings, net	(178,647)	201,280	(470)
Long-term debt repayments	(14,728)	(197,071)	(51,257)
Finance subsidiaries’ debt—issuances	1,786,687	2,269,136	2,139,318
Finance subsidiaries’ debt—repayments	(1,582,501)	(2,316,905)	(1,484,237)
Dividends paid	(22,920)	(22,695)	(23,708)
Decrease (increase) in restricted cash	12,288	(36,451)	(62,289)
Proceeds from option exercises and sale of treasury shares	6,603	3,942	215
Purchase of treasury shares and other	(274)	(7,876)	(26,841)

Net cash provided by (used in) financing activities	9,104	(68,535)	526,071

Effect of exchange rate changes on cash and cash equivalents	6,814	(8,579)	(2,659)

Net increase in cash and cash equivalents	191,465	2,233	74,732
Cash and cash equivalents at beginning of year	80,351	78,118	3,386

Cash and cash equivalents at end of year	$271,816	$80,351	$78,118

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30
	2002		2001		2000
	Shares	Amounts	Shares	Amounts	Shares	Amounts
	(in thousands, except per share data)
Common Stock
Balance, beginning of year	150,128	$1,012,302	150,296	$1,013,750	149,271	$1,008,392
Mergers, acquisitions and other					465	3,500
Stock awards granted	69	720	65	250	701	5,172
Stock awards earned	(111)	(1,543)	(9)	(120)	(13)	(187)
Stock awards cancelled	(83)	(811)	(224)	(1,578)	(128)	(1,706)
Tax benefit (charge) relating to stock plans		4,509				(1,421)

Balance, end of year	150,003	$1,015,177	150,128	$1,012,302	150,296	$1,013,750

Unearned Compensation
Balance, beginning of year		$(3,745)		$(6,814)		$(5,513)
Stock awards granted		(720)		(250)		(5,172)
Amortization		1,673		1,741		2,165
Awards cancelled		811		1,578		1,706

Balance, end of year		$(1,981)		$(3,745)		$(6,814)

Retained Earnings
Balance, beginning of year		$463,152		$468,770		$464,150
Net income		150,334		15,205		29,082
Cash dividends declared:
Common stock, per share: 2002—$.16; 2001—$.16; 2000—$.16		(22,920)		(22,695)		(23,708)
Issuance of treasury shares and other		5,156		1,872		(754)

Balance, end of year		$595,722		$463,152		$468,770

Accumulated Other Comprehensive Loss
Balance, beginning of year		$(43,484)		$(7,773)		$(4,922)

Translation adjustment		(11,794)		(4,791)		(4,333)
SFAS 133 adjustment		6,204		(30,374)
Minimum pension liability adjustment		(1,731)		(546)		1,482

Other comprehensive loss		(7,321)		(35,711)		(2,851)

Balance, end of year		$(50,805)		$(43,484)		$(7,773)

Cost of Common Shares in Treasury
Balance, beginning of year	7,480	$(32,647)	5,430	$(26,841)	53	$(1,567)
Purchases	23	(274)	2,524	(7,876)	5,439	(26,841)
Reissued for:
Exercise of options	(1,595)	7,399	(19)	84
Sales to employee stock plans	(622)	2,355	(455)	1,986	(26)	632
Mergers, acquisitions and other					(36)	935

Balance, end of year	5,286	$(23,167)	7,480	$(32,647)	5,430	$(26,841)

Comprehensive Income (Loss)
Net income		$150,334		$15,205		$29,082
Other comprehensive loss per above		(7,321)		(35,711)		(2,851)

Comprehensive income (loss)		$143,013		$(20,506)		$26,231

Components of Accumulated Other Comprehensive Loss
Accumulated translation		$(24,190)		$(12,396)		$(7,605)
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes of $3,778				(5,584)
Net loss on derivative financial instruments, net of taxes of: 2002—$16,113; 2001—16,470		(24,170)		(24,790)
Minimum pension liability		(2,445)		(714)		(168)

Balance, end of year		$(50,805)		$(43,484)		$(7,773)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IKON Office Solutions, Inc. (“IKON” or the “Company”) is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide including the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland and Denmark. References herein to “we”, “us” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands.

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered, installed, accepted, is in good working condition, and is satisfactory for the intended purposes. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. The Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company’s objective to provide complete solutions to its customers, the Company generally sells a service agreement when copier/printer equipment is sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price list for equipment and service. The national price list for equipment includes a price range between the manufacturers' suggested retail price ("MSRP") and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price list. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer and costs of financing. The equipment revenue is compared to the national price list. If the equipment revenue falls within the price range per the national price list, no adjustment is required. If equipment revenue is not within the price range per the national price list, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price list.

In accordance with the Emerging Issues Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” freight charges billed to customers are recorded as revenue. Freight costs associated with the shipment of finished goods are recorded as cost of sales.

Advertising

Advertising costs are expensed the first time the advertisement is run. Advertising expense was $5,290, $13,062 and $13,721 for the years ended September 30, 2002, 2001 and 2000, respectively.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established to reduce deferred taxes to the amount that is more likely than not to be realized.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

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

Inventories

Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale.

Property and Equipment

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statements of income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: equipment on operating leases—3-5 years; production equipment—3-5 years; furniture and office equipment—3-7 years; capitalized software—3-10 years; leasehold improvements—shorter of the asset life or term of lease; and buildings—20 years. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Depreciation expense related to capitalized software was $15,434, $10,779 and $7,409 in fiscal 2002, 2001 and 2000, respectively.

Goodwill

Effective October 1, 2001, the Company accounts for goodwill in accordance with SFAS 142. See note 3 to the consolidated financial statements.

Prior to October 1, 2001 the Company accounted for the impairment of goodwill in accordance with SFAS 121. Substantially all goodwill (excess of purchase price over net assets acquired) was amortized over periods ranging from 25 to 40 years using the straight-line method. The recoverability of goodwill was evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had current operating losses and based upon projections there was a likelihood that such operating losses would continue, we evaluated whether impairment existed on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment existed, the carrying amount of the goodwill was reduced by the estimated shortfall of cash flows on a discounted basis (see note 2 to the consolidated financial statements). Accumulated amortization of goodwill at September 30, 2002 and 2001 was $269,340.

Environmental Liabilities

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value. See note 9 to the consolidated financial statements.

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net income.

Financial Instruments

Derivative financial instruments are utilized to reduce foreign currency and interest rate risk. We do not enter into financial instruments for trading or speculative purposes. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest in other accrued expenses. The interest rate swap agreements are designated as hedges. Currency swap agreements are used to manage exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. Currency swap agreements are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose us to foreign currency risk. Currency translation gains and losses on the principal swapped are offset by corresponding translation gains and losses on the related foreign denominated assets. Gains and losses on terminations of interest rate and currency swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statement of income at the time of extinguishment.

IKON adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on October 1, 2000. This standard, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. See note 19 to the consolidated financial statements for additional information.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Pending Accounting Changes

In June 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 143 on our consolidated financial statements.

In August 2001, the FASB approved SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 144 on our consolidated financial statements.

In May 2002, the FASB approved SFAS 145, “Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement,” SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS 145 amends SFAS 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. The provisions in paragraphs 8 and 9(c) of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 were effective for financial statements issued on or after May 15, 2002. Early application of all provisions is encouraged. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from adoption of SFAS 145 on our consolidated financial statements.

In June 2002, the FASB approved SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 146 on our consolidated financial statements.

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

2.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax, or $0.04 per share on a diluted basis) of its restructuring charges described below. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company’s telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis). The Fiscal 2001 Charge and the related actions taken resulted in a decline of approximately $110,000 in revenues and an increase in operating income of approximately $47,000 in fiscal 2002, as compared to fiscal 2001.

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the “First Quarter 2000 Charge”) of $105,340 ($78,479 after-tax, or $0.52 per share on a basic and diluted basis). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company’s desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON’s overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax, or $0.45 per share on a basic and diluted basis). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the “Fourth Quarter 2000 Charge”) of $15,789 ($12,353 after-tax, or $0.08 per share on a basic and diluted basis). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the “Fiscal 2000 Charge”) of $105,168 ($78,940 after-tax, or $0.53 per share on a basic and diluted basis). The Fiscal 2000 Charge and the related actions resulted in a decline in revenue of approximately $34,000 and an increase in operating income of approximately $63,000 in fiscal 2001, as compared to fiscal 2000.

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:

Type of Charge	Fiscal 2002 Reversal	Fiscal 2001 Charge	Fourth Quarter Fiscal 2000 Charge	Fiscal 2000 Reversal	First Quarter Fiscal 2000 Charge
Restructuring Charge:
Severance	$(7,418)	$26,500	$6,092	$(1,784)	$16,389
Leasehold termination costs	(1,667)	5,534	6,685	(13,426)	33,691
Contractual commitments	(1,412)	2,466	641	(751)	3,712

Total Restructuring Charge	(10,497)	34,500	13,418	(15,961)	53,792

Asset Impairment Charge:
Fixed assets		6,906	2,371		12,668
Goodwill and intangibles		22,176			38,880

Total Asset Impairment Charge		29,082	2,371		51,548

Total	$(10,497)	$63,582	$15,789	$(15,961)	$105,340

The Company calculated the asset and goodwill impairments as required by SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of.” The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a reconciliation of the original restructuring components of the Fiscal 2001 Charge and Fourth Quarter 2000 Charge and First Quarter 2000 Charge to the balance remaining at September 30, 2002, which is included in other accrued expenses on the consolidated balance sheet:

Fiscal 2001 Restructuring Charge	Fiscal 2001 Charges	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Fiscal 2002 Reversal	Balance September 30, 2002
Severance	$26,500	—	$26,500	$(11,780)	$(6,921)	$7,799
Leasehold termination costs	5,534	—	5,534	(1,616)	(1,667)	2,251
Contractual commitments	2,466	—	2,466	(1,140)	(1,296)	30

Total	$34,500	—	$34,500	$(14,536)	$(9,884)	$10,080

Fourth Quarter Fiscal 2000 Restructuring Charge	Fiscal 2000 Charges	Payments Fiscal 2000	Balance September 30, 2000	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Fiscal 2002 Reversal	Balance September 30, 2002
Severance	$6,092		$6,092	$(4,763)	$1,329	$(720)	$(497)	$112
Leasehold termination costs	6,685	$(41)	6,644	(1,843)	4,801	(1,853)		2,948
Contractual commitments	641		641	(301)	340	(224)	(116)

Total	$13,418	$(41)	$13,377	$(6,907)	$6,470	$(2,797)	$(613)	$3,060

First Quarter Fiscal 2000 Restructuring Charge	Fiscal 2000 Charges	Payments Fiscal 2000	Fiscal 2000 Reversal	Balance September 30, 2000	Payments Fiscal 2001	Balance September 30, 2001	Payments Fiscal 2002	Balance September 30, 2002
Severance	$16,389	$(10,616)	$(1,784)	$3,989	$(3,295)	$694	$(339)	$355
Leasehold termination costs	33,691	(10,052)	(13,426)	10,213	(5,328)	4,885	(3,271)	1,614
Contractual commitments	3,712	(2,734)	(751)	227	(227)

Total	$53,792	$(23,402)	$(15,961)	$14,429	$(8,850)	$5,579	$(3,610)	$1,969

The projected payments of the remaining balances of the Fiscal 2001 Charge, Fourth Quarter Fiscal 2000 Charge and First Quarter 2000 Charge, by fiscal year, are as follows:

Fiscal 2001 Projected Payments	2003	2004	2005	Total
Severance	$6,508	$1,214	$77	$7,799
Leasehold termination costs	1,420	504	327	2,251
Contractual commitments	30			30

Total	$7,958	$1,718	$404	$10,080

Fourth Quarter Fiscal 2000 Projected Payments	2003	2004	2005	Beyond	Total
Severance	$112				$112
Leasehold termination costs	1,230	$838	$259	$621	2,948

Total	$1,342	$838	$259	$621	$3,060

First Quarter Fiscal 2000 Projected Payments	2003	2004	2005	Total
Severance	$355			$355
Leasehold termination costs	1,114	$337	$163	1,614

Total	$1,469	$337	$163	$1,969

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

All actions related to our restructurings are complete. Remaining employees to be terminated at September 30, 2002 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

The employees affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

Fiscal 2001 Headcount Reductions	Employees Affected	Employee Terminations	Fiscal 2002 Reversal	Remaining Employees to be Terminated at September 30, 2002
Telephony	101	(101)
Education	17	(17)
Technology Businesses	94	(76)		18
Digital Print Centers	190	(174)	(16)
Infrastructure and Other	1,198	(927)	(172)	99

Total	1,600	(1,295)	(188)	117

Fourth Quarter Fiscal 2000 Headcount Reductions	Employees Affected	Employee Terminations Fiscal 2000	Remaining Employees to be Terminated at September 30, 2000	Employee Terminations Fiscal 2001	Remaining Employees to be Terminated at September 30, 2001
Education and Integration	130	—	130	(130)	—
Digital Print Centers	137	—	137	(137)	—
Infrastructure and Other	119	—	119	(119)	—

Total	386	—	386	(386)	—

First Quarter Fiscal 2000 Headcount Reductions	Employees Affected	Employee Terminations Fiscal 2000	Fiscal 2000 Reversal	Remaining Employees to be Terminated at September 30, 2000	Employee Terminations Fiscal 2001	Remaining Employees to be Terminated at September 30, 2001
Education and Integration	434	(329)	(80)	25	(25)	—
Technology Businesses	238	(35)	(70)	133	(133)	—
Digital Print Centers	323	(189)	(116)	18	(18)	—
Infrastructure and Other	937	(251)	(272)	414	(414)	—

Total	1,932	(804)	(538)	590	(590)	—

The locations affected by the charges for fiscal 2001 and fiscal 2000 were as follows:

Site Closures	Sites Affected	Sites Closed	Fiscal 2000 Reversal	Fiscal 2002 Reversal	Remaining Sites to be Closed
Fiscal 2001	24	(23)		(1)	—
Fourth Quarter Fiscal 2000	5	(5)			—
First Quarter Fiscal 2000	24	(22)	(2)		—

3.    ADOPTION OF SFAS 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

In June 2001, the FASB issued SFAS 142. SFAS 142 supercedes APB 17, Intangible Assets, and primarily addresses accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The most significant changes made by SFAS 142 were: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As of September 30, 2002, the Company completed its annual impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Business Imaging Services	Sysinct (e-business development)	Total
Goodwill at September 30, 2002	$866,265	$70,927	$286,219	$9,011	$2,996	$1,235,418

Changes in the goodwill balance since September 30, 2001 are attributable to foreign currency translation adjustments.

As of September 30, 2002, there are no intangible assets that are required to be amortized by SFAS 142.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

	Year Ended September 30,
	2002	2001	2000
Income from continuing operations before extraordinary gain	$150,334	$14,005	$25,960
Add-back goodwill amortization net of taxes of: 2001—$936; 2000—$964		40,137	41,303

Adjusted income from continuing operations before extraordinary gain	150,334	54,142	67,263
Discontinued operations, net of taxes of: 2001—$942; 2000—$1,111		1,200	1,415
Extraordinary gain from early extinguishment of debt, net of taxes of $1,342			1,707

Adjusted net income	$150,334	$55,342	$70,385

Reported basic earnings per common share, continuing operations, before extraordinary gain	$1.05	$0.10	$0.18
Basic earnings per common share, add-back goodwill amortization		0.28	0.28

Adjusted basic earnings per common share, continuing operations, before extraordinary gain	1.05	0.38	0.46
Basic earnings per common share, discontinued operations		0.01	0.01
Basic earnings per common share, extraordinary gain			0.01

Adjusted basic earnings per common share	$1.05	$0.39	$0.48

Reported diluted earnings per common share, continuing operations, before extraordinary gain	$0.99	$0.10	$0.18
Diluted earnings per common share, add-back goodwill amortization		0.28	0.28

Adjusted diluted earnings per common share, continuing operations, before extraordinary gain	0.99	0.38	0.46
Diluted earnings per common share, discontinued operations		0.01	0.01
Diluted earnings per common share, extraordinary gain			0.01

Adjusted diluted earnings per common share	$0.99	$0.39	$0.48

4.    ACQUISITIONS

We did not make any acquisitions in fiscal 2002.

In fiscal 2001, we made one acquisition for an aggregate purchase price of $1,642 in cash. Total assets related to the fiscal 2001 acquisition were $2,857, including goodwill of $2,140. An additional $1,024 was paid and capitalized in fiscal 2001 relating to prior years’ acquisitions.

In fiscal 2000, we made two acquisitions for an aggregate purchase price of $2,132 in cash. Total assets related to fiscal 2000 acquisitions were $2,427, including goodwill of $2,008. An additional $5,213 was paid and capitalized in fiscal 2000 relating to prior years’ acquisitions.

All acquisitions were accounted for under the purchase method of accounting and are included in results of operations from their dates of acquisition. Certain acquisition agreements contained earn out provisions which provided for additional payments in cash or stock. Amounts paid under these agreements have been included in goodwill.

Pro forma results of operations have not been presented for any of the acquisitions because the effects of the transactions were not material to the consolidated financial statements.

5.    FINANCE RECEIVABLES

Our wholly-owned finance subsidiaries are engaged in purchasing office equipment from our marketplaces and leasing the equipment to customers under direct financing leases.

Components of finance receivables, net, are as follows:

	September 30
	2002	2001
Gross receivables	$3,727,845	$3,633,992
Unearned income	(709,997)	(650,648)
Unguaranteed residuals	484,967	433,649
Lease default reserve	(58,148)	(69,784)

Finance receivables	3,444,667	3,347,209
Less: current portion	1,203,544	1,171,004

Long-term finance receivables	$2,241,123	$2,176,205

At September 30, 2002, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years were as follows: 2003—$1,365,172; 2004—$1,071,674; 2005—$728,738; 2006—$404,796; 2007—$155,205; thereafter—$2,260. Future minimum lease payments to be received under operating leases for each of the succeeding fiscal years were as follows: 2003—$42,463; 2004—$29,918; 2005—$20,276; 2006—$11,332; 2007—$5,612; thereafter—$301.

IOS Capital, LLC (“IOSC”), IKON’s leasing subsidiary in the United States, has three revolving asset securitization agreements totaling $705,000, each with a 364 day term that expires in fiscal 2003, but may be renewed subject to certain provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred. All of the agreements require that IOSC continue to service the lease portfolio.

During fiscal 2002 and 2001, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $716,533 and $703,522, respectively, of finance receivables for $712,411 and $648,500, respectively, in cash. The revolving asset securitization transactions contain overcollateralization provisions. Therefore, the cash the Company receives on the transactions is less than the amount of finance receivables it pledges. See note 7 to the consolidated financial statements for additional information.

Our Canadian finance subsidiary has an asset securitization agreement for up to CN$200,000 of finance receivables. The agreement expires in August 2003 and was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. During fiscal 2002, our Canadian finance subsidiary pledged or transferred CN$47,225 in finance receivables for CN$40,945 in cash. The terms of the agreement require that our Canadian finance subsidiary continue to service the lease portfolio.

Our United Kingdom finance subsidiary has an asset securitization agreement for up to the British pound sterling equivalent of $125,000 of finance receivables. The agreement expires in March 2003 and was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. During fiscal 2002, our United Kingdom finance subsidiary pledged or transferred £80,849 in finance receivables for £69,000 in cash. The terms of the agreement require that our United Kingdom finance subsidiary continue to service the lease portfolio.

As of September 30, 2002, IOSC, our Canadian finance subsidiary and our United Kingdom finance subsidiary had approximately $392,500, CN$75,234 and £10,780, respectively, available under their revolving asset securitization financing agreements.

6.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2002	2001
Land	$1,754	$2,561
Buildings and leasehold improvements	68,512	73,553
Production equipment	31,297	41,726
Furniture and office equipment	262,773	327,223
Capitalized software	144,897	80,323

	509,233	525,386
Less: accumulated depreciation	306,370	317,574

	$202,863	$207,812

7.    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consisted of:

	September 30
	2002	2001
Notes payable to banks at average interest rate: 2002—4.41%; 2001—4.95%	$7,052	$183,504
Other notes payable at average interest rate: 2002—10.00%; 2001—7.99%	110	184

	$7,162	$183,688

Long-term debt consisted of:

	September 30
	2002	2001
Bond issue at stated interest rate of 6.75%, net of discount (2002—$4,146; 2001—$4,219), due 2025, effective interest of 6.85%	$295,854	$295,781
Bond issue at stated interest rate of 6.75%, net of discount (2002—$106; 2001—$151), due 2004, effective interest rate of 6.76%	124,894	124,849
Bond issue at stated interest rate of 7.30%, net of discount (2002—$577; 2001—$586), due 2027, effective interest rate of 7.34%	114,423	114,414
Private placement debt at average interest rate of 7.15%, due 2005	55,000	55,000
Sundry notes, bonds and mortgages at average interest rate: 2002—8.34%; 2001—7.86%, due 2002—2005	8,386	16,998
Present value of capital lease obligations (gross amount: 2002—$9,068; 2001—$12,165)	7,278	10,209

	605,835	617,251
Less: current maturities	11,484	17,643

	$594,351	$599,608

In fiscal 2000, we repurchased $10,000 par value of our 7.30% bonds due November 1, 2027 for $6,951 and recognized an extraordinary gain of $3,049 ($1,707 after-tax).

Long-term debt, finance subsidiaries consisted of:

	September 30
	2002	2001
Medium term notes at average interest rate: 2001—6.34%, due 2001—2004		$82,000
Convertible subordinated notes at average interest rate 5.00%, due 2007	$300,000
Notes payable at average interest rate: 2002 and 2001—9.75%, due 2004	250,000	250,000
Lease-backed notes at average interest rate: 2002—5.35% 2001—6.18%, due 2001—2005	1,690,828	1,797,389
Asset securitization conduit financing at average interest rate: 2002—1.81%; 2001—3.69%, due 2001—2006	312,500	193,500
Notes payable to banks at average interest rate: 2002—5.43%; 2001—6.82%, due 2001—2007	254,533	272,850

	2,807,861	2,595,739
Less: current maturities	1,312,034	1,229,631

	$1,495,827	$1,366,108

After giving effect to interest rate swaps on finance subsidiaries debt, the average effective interest rate on $924,499 and $1,206,762 of our lease-backed notes was 6.0% and 6.3% at September 30, 2002 and 2001, respectively, compared to average variable rates of 2.0% and 3.6% at September 30, 2002 and 2001, respectively.

Long-term debt and long-term debt, finance subsidiaries mature as follows:

	Long-Term Debt	Long-Term Debt, Finance Subsidiaries
Fiscal Year
2003	$11,484	$1,312,034
2004	2,298	863,286
2005	126,222	251,595
2006	55,232	77,405
2007	178	303,531
2008—2027	410,421	10

Maturities of lease-backed notes are based on contractual maturities of leases.

On May 24, 2002, we obtained a new $300,000 unsecured credit facility (the “New Credit Facility”) with a group of lenders. The New Credit Facility replaces our $600,000 credit facility that was to expire in January 2003. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. The New Credit Facility contractually matures on May 24, 2005. As of September 30, 2002, the Company has no borrowings outstanding under the New Credit Facility. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2002, letters of credit supported by the New Credit Facility amounted to $21,448. The amount available under the New Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the New Credit Facility for borrowings or letters of credit is $234,705 as of September 30, 2002.

The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit

Facility does not affect our ability to continue to securitize lease receivables. In addition, unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC’s 9.75% Notes due June 15, 2004 ($250,000 outstanding at September 30, 2002), all loans under the New Credit Facility will mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The New Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The New Credit Facility contains default provisions customary for facilities of this type. Failure to be in compliance with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

IOSC may offer notes to the public from time to time under its medium term notes program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption at the option of IOSC, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. In fiscal 2002, IOSC repaid $82,000 of 6.30% medium term notes.

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the “Convertible Notes”) with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest is paid on the Convertible Notes semi-annually beginning November 1, 2002.

In fiscal 2001, IOSC signed promissory notes and pledged $26,784 of lease receivables for $22,471 of proceeds. During fiscal 2001, the Company repaid $1,179 of the promissory notes. In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. The notes have various interest rates ranging from 6.24% to 8.614% with maturities through July 2007.

On June 15, 2001, IOSC issued $250,000 of notes with an interest rate of 9.75% (10% yield including the original issue discount) which are due on June 15, 2004. Interest is paid on the notes semi-annually beginning December 15, 2001. With the net proceeds from the issuance, IOSC repaid $150,000 of 6.73% medium term notes due June 15, 2001 and used the remainder of the proceeds for general corporate purposes.

During fiscal 2002, IOSC borrowed $712,411 and repaid $593,411 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds received from the issuance of the Series 2002-1 Notes described below. In fiscal 2001, IOSC borrowed $648,500 and repaid $1,037,795 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds from the issuance of the Series 2000-2 and 2001-1 Notes described below.

IKON Receivables, LLC (a wholly-owned subsidiary of IOSC) has issued Series 1999-1, 1999-2, 2000-1, 2000-2 and 2001-1 Lease-Backed Notes (collectively, with the Lease-Backed Notes issued by IKON Receivables Funding, LLC, the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
1999-1	Class A-1	05/25/99	$304,474		5.11%	June 2000
	Class A-2	05/25/99	61,579		5.60%	May 2005
	Class A-3	05/25/99	304,127	$23,046	5.99%	May 2005
	Class A-4	05/25/99	81,462	81,462	6.23%	May 2005

		Sub-Total	751,642	104,508

1999-2	Class A-1	10/07/99	235,326		6.14125%	October 2000
	Class A-2	10/07/99	51,100		6.31%	May 2001
	Class A-3a	10/07/99	100,000	19,319	6.59%	August 2003
	Class A-3b	10/07/99	240,891	46,538	LIBOR + 0.36%	August 2003
	Class A-4	10/07/99	72,278	72,278	6.88%	November 2005

		Sub-Total	699,595	138,135

2000-1	Class A-1	06/02/00	130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000	86,634	LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	84,510	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	171,144

2000-2	Class A-1	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	192,557	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	272,463

2001-1	Class A-1	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	241,592	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	367,792

		Total	$3,179,378	$1,054,042

IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOSC) has issued Series 2002-1 Lease-Backed Notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2002	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000	$106,424	2.044%	June 2003
	Class A-2	05/30/02	46,000	46,000	2.91%	February 2005
	Class A-3	05/30/02	266,400	266,400	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Total	$634,800	$570,224

The Notes were issued pursuant to certain indentures (“Indentures”) between IKON Receivables, LLC or IKON Receivables Funding, LLC, respectively, IOSC and certain Indenture trustees. The Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Notes are made from payments on the Leases. The Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 1999-2 Class A-3b, 2000-1 Class A-3, 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3 and 2001-1 Class A-4 Notes have been fixed at 6.63%, 7.802%, 7.82%, 6.475%, 6.475%, 4.825% and 5.435%, respectively, through interest rate swaps.

IOSC services the Leases and may delegate its servicing responsibilities to one or more sub-servicers, but such delegation does not relieve IOSC of its liabilities with respect thereto. IOSC retains possession of the Leases and related files.

On December 28, 2001, IOSC and IKON issued $87,011 and repurchased $12,460 of lease-backed notes (the “Other Notes”) for a net issuance of $74,551. The repurchased amount was sold on May 24, 2002 for $10,806. The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

Capital lease obligations and mortgages are collateralized by property and equipment that had a net book value of $7,834 at September 30, 2002. Interest paid, including finance subsidiaries, approximated $208,000, $250,000 and $257,000 for fiscal years 2002, 2001 and 2000, respectively.

8.    LEASES

Equipment acquired under capital leases is included in property and equipment in the amount of $12,589 and $26,848 in fiscal 2002 and 2001, respectively, and the related amounts of accumulated amortization are $4,755 and $15,970 in fiscal 2002 and 2001, respectively. Related obligations are in long-term debt and related amortization is included in depreciation.

At September 30, 2002, future minimum lease payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years were as follows: 2003—$150,040; 2004—$109,846; 2005—$80,865; 2006—$53,265; 2007—$55,404; and thereafter—$75,144.

Total rental expense was $110,690, $121,475 and $104,754 in fiscal 2002, 2001 and 2000, respectively.

9.    CONTINGENCIES

The matter of Whetman, et al. v. IKON Office Solutions, Inc., et al. (the “Claim”) involved a claim brought under the Employee Retirement Income Security Act of 1974 (“ERISA”). In connection with the Claim, the plaintiffs alleged that the Company and various individuals violated fiduciary duties under ERISA based on allegedly improper investments in the Company’s stock made through the Company’s Retirement Savings Plan (the “Plan”). The court certified a class with respect to the Claim consisting generally of all those participants in the Plan after September 30, 1995 and through August 13, 1998, subject to certain exceptions.

On May 14, 2002, the Company announced that, subject to court approval, it reached an agreement to settle the Claim. The court held a hearing on the final approval of the settlement on August 8, 2002, and issued a Memorandum and Order on August 9, 2002 approving the settlement. The Company did not make any monetary payment to the class to settle the lawsuit, and the settlement did not reflect any admission of liability by the Company. The Company agreed to make certain modifications to its Plan in order to allow participants greater flexibility with respect to investment of the employer match portion of their individual accounts. Under the settlement, employees who have been with the Company for at least two years are permitted to allocate Company matching funds in investment options other than IKON stock, subject to vesting schedules. Plaintiffs’ counsel petitioned the court for an award of their fees and costs of litigation, to which the Company filed certain objections. Pursuant to an October 11, 2002 court order, the Company paid Plaintiffs’ counsel’s fees and costs in the amount of $6,375 which was accrued during 2002. The court’s August 9, 2002 order approving the settlement and October 11, 2002 order approving counsel’s fees and costs are final, and the matter is completely resolved.

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimates because of these uncertainties, the Company has accrued $8,314 and $10,660 as of September 30, 2002 and 2001, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheet as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Rockford, IL and Barkhamsted, CT. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the fiscal years 2000 through 2002, the Company did not incur any expenses for environmental capital projects. During the fiscal years 2000 through 2002, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the fiscal years ending September 30, 2002, 2001 and 2000, these expenses were $2,436, $1,919 and $817, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“Barnes & Tucker”). Barnes & Tucker owned and operated coal mines throughout Pennsylvania. IKON sold Barnes & Tucker in 1986. In connection with the sale, IKON entered into a financing agreement with Barnes & Tucker whereby IKON agreed to reimburse Barnes & Tucker for 95% of all costs and expenses incurred by Barnes & Tucker for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed Barnes & Tucker in accordance with the terms of the financing agreement. In 2000, Barnes & Tucker filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker's compensation claims relating to Barnes & Tucker. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker's compensation claims. As of September 30, 2002 and 2001, the Company’s accrual for black lung and worker’s compensation liabilities related to Barnes & Tucker was $16,734 and $18,155, respectively.

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

10.    SHAREHOLDERS’ EQUITY

We have in place a Rights Agreement (“Rights Plan”) which expires on June 18, 2007 and provides for an exercise price of $204.00 per preferred stock purchase right (individually, a “Right,” and collectively, the “Rights”). A Right entitles holders thereof to buy 1/100th of a share of our Series 12 Preferred Stock (the “Preferred Shares”).

The Rights Plan provides that the Rights will be exercisable and will trade separately from shares of our common stock only if a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the shares of our common stock or commences a tender or exchange offer that would result in such a person or group owning 15% or more of the shares of our common stock (a “Flip-in Event”). Only when one or more of these events occur will shareholders receive certificates for the Rights.

If any person actually acquires 15% or more of the shares of common stock, other than through a tender or exchange offer for all shares of common stock that provides a fair price and other terms for such shares, or if a 15%-or-more shareholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which we survive and shares of our common stock remain outstanding, the other shareholders will be able to exercise the Rights and buy shares of our common stock having twice the value of the exercise price of the Rights. The Rights Plan allows shareholders, upon action by a majority of the Continuing Directors (Continuing Directors are, in general, directors who were members of the Board of Directors prior to a Flip-in Event), to exercise their Rights for 50% of the shares of common stock otherwise purchasable upon surrender to us of the Rights.

The Board of Directors can redeem the Rights for $.01 per Right and the Rights may only be redeemed by majority vote of the Continuing Directors.

The Rights, in general, may be redeemed at any time prior to the tenth day following public announcement that a person has acquired a 15% ownership position in shares of our common stock.

11.    TAXES ON INCOME

Provision for income taxes:

	Fiscal Year Ended September 30
	2002		2001		2000
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$10,665	$68,618	$6,858	$45,300	$(4,229)	$51,438
Foreign	4,923	(45)	2,596	(7,067)	3,449	(1,643)
State	(333)	5,038	2,440	3,664	582	6,276

Taxes on income	$15,255	$73,611	$11,894	$41,897	$(198)	$56,071

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2002	2001
Deferred tax liabilities:
Depreciation and lease income recognition	$707,859	$539,840
Other, net		27,686

Total deferred tax liabilities	707,859	567,526
Deferred tax assets:
Accrued liabilities	128,051	165,610
Net operating loss carryforwards	168,271	50,310
Tax credit carryforwards	28,638	50,724
Other, net	3,803

Total deferred tax assets	328,763	266,644
Valuation allowance	35,041	46,476

Net deferred tax assets	293,722	220,168

Net deferred tax liabilities	$414,137	$347,358

Net operating loss carryforwards consist primarily of state carryforwards of $356,000 principally expiring in fiscal 2003 through 2022 and federal carryforwards of $365,000 expiring in fiscal 2006 through 2022. Additionally, the Company has $28,638 of tax credit carryforwards, the majority of which have no expiration date. The decrease in the valuation allowance is primarily attributable to the removal of valuation allowances due to the expiration of the carryforward period for certain foreign tax credit carryforwards.

Other assets on the consolidated balance sheet at September 30, 2002 include $16,113 of deferred taxes related to SFAS 133. See notes 1 and 19 to the consolidated financial statements.

The Company recorded a charge of $10,000 in fiscal 2001 to increase the reserve for tax exposures resulting from the disallowance of deductions related to interest on loans against corporate owned life insurance and administrative service fees.

Pre-tax income (loss) from domestic and foreign operations was $224,300 and $14,900, respectively, in fiscal 2002, $76,311 and $(6,373), respectively, in fiscal 2001 and $94,357 and $(6,949), respectively, in fiscal 2000.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Fiscal Year Ended September 30
	2002	2001	2000
Tax at statutory rate	$83,720	$23,729	$28,642
State income taxes, net of U.S. federal tax benefit	4,823	5,251	6,654
Goodwill		13,456	14,000
Loss from asset impairment and acquisition related charges		7,446	11,737
Foreign including credits	(1,032)	(6,525)	(1,603)
Corporate owned life insurance	1,662	11,525	700
Other	(307)	(1,091)	(4,257)

	$88,866	$53,791	$55,873

Net income tax (refunds) payments were $(375), $8,788 and $7,935 in fiscal 2002, 2001 and 2000, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $93,000 at September 30, 2002. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

12.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations before extraordinary gain:

	September 30
	2002	2001	2000
Numerator:
Numerator for basic earnings per common share—income from continuing operations before extraordinary gain	$150,334	$14,005	$25,960
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of $2,159	3,636

Numerator for diluted earnings per common share—income from continuing operations before extraordinary gain plus assumed conversion	$153,970	$14,005	$25,960

Denominator:
Denominator for basic earnings per common share—weighted average common shares	143,178	141,888	148,207
Effect of dilutive securities:
Convertible Notes	7,711
Employee stock options	3,725	2,272	120
Employee stock awards	470	248

Dilutive potential common shares	11,906	2,520	120
Denominator for diluted earnings per common share—adjusted weighted shares and assumed conversions	155,084	144,408	148,327

Basic earnings per common share from continuing operations before extraordinary gain	$1.05	$0.10	$0.18

Diluted earnings per common share from continuing operations before extraordinary gain	$0.99	$0.10	$0.18

We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Options to purchase 6,328, 7,257 and 5,825 shares of common stock were outstanding during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For additional disclosures regarding employee stock options, see note 13 to the consolidated financial statements.

13.    STOCK OPTIONS

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” we continue to account for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees”. Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

Changes in common shares under option were:

	Shares	Weighted Average Price
September 30, 1999	6,701	$21.59
Granted	3,872	6.29
Exercised
Cancelled	(1,771)	18.48

September 30, 2000	8,802	15.48
Granted	7,721	2.61
Exercised	(19)	5.94
Cancelled	(1,874)	12.14

September 30, 2001	14,630	9.16
Granted	3,487	11.21
Exercised	(1,595)	3.68
Cancelled	(1,756)	9.93

September 30, 2002	14,766	$12.20

Available for Grant	2,543

The following is provided to comply with the disclosure requirements of SFAS 123. If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2002, 2001 and 2000, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal Year Ended September 30
	2002	2001	2000
	(unaudited)
Income from continuing operations before extraordinary gain as reported	$150,334	$14,005	$25,960
Pro forma effect	(5,923)	(4,029)	(3,905)

Income from continuing operations before extraordinary gain	144,411	9,976	22,055
Income from discontinued operations, net of taxes		1,200	1,415
Extraordinary gain on early extinguishment of debt, net of taxes			1,707

Net income	$144,411	$11,176	$25,177

Basic earnings per common share:
Continuing operations as reported	$1.05	$0.10	$0.18
Pro forma effect	(0.04)	(0.03)	(0.03)

Continuing operations	1.01	0.07	0.15
Discontinued operations		0.01	0.01
Extraordinary gain			0.01

Net income	$1.01	$0.08	$0.17

Diluted earnings per common share:
Continuing operations as reported	$0.99	$0.10	$0.18
Pro forma effect	(0.04)	(0.03)	(0.03)

Continuing operations	0.95	0.07	0.15
Discontinued operations		0.01	0.01
Extraordinary gain			0.01

Net income	$0.95	$0.08	$0.17

The weighted-average fair values at date of grant for options granted during fiscal years 2002, 2001 and 2000 were $4.38, $3.82 and $6.24, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for fiscal 2002, 2001 and 2000, respectively:

	Fiscal Year Ended September 30
	2002	2001	2000
	(unaudited)
Expected dividend yield	1.3%	6.1%	2.6%
Expected volatility rate	54.5%	50.6%	49.7%
Expected lives	5.0 years	6.7 years	6.7 years
Risk-free interest rate	4.4%	5.2%	6.3%

The following table summarizes information about stock options outstanding at September 30, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at September 30, 2002	Weighted-Average Exercise Price
$ 2.38—5.94	7,166	8.5 years	$ 3.37	1,996	$3.56
6.13—9.77	1,233	7.3	8.44	565	7.98
10.44—19.90	4,595	7.9	12.82	1,080	14.89
22.00—46.59	1,772	4.1	31.79	1,595	32.53

14.    PENSION AND STOCK PURCHASE PLANS

We sponsor defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

The components of net periodic pension cost for the Company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30
	2002	2001	2000
Components of Net Periodic Benefit Cost
Service cost	$24,751	$22,517	$22,377
Interest cost on projected benefit obligation	27,434	24,307	22,596
Expected return on assets	(30,835)	(30,355)	(27,378)
Amortization of net obligation	(1,244)	(1,248)	(1,248)
Amortization of prior service cost	1,475	1,513	1,513
Recognized net actuarial gain	(2,579)	(5,298)	(3,285)

Net periodic pension cost	$19,002	$11,436	$14,575

Assumptions used in accounting for the Company-sponsored defined benefit pension plans were:

	2002	2001	2000
Weighted average discount rates	7.2%	7.6%	8.0%
Rates of increase in compensation levels	4.0%	4.0%	4.0%
Expected long-term rate of return on assets	8.5%	10.0%	10.0%

The funded status and amounts recognized in the consolidated balance sheets for the Company-sponsored defined benefit pension plans were:

	September 30
	2002	2001
Change in Benefit Obligation
Benefit obligation at beginning of year	$366,339	$314,018
Service cost	24,751	22,517
Interest cost	27,434	24,307
Actuarial loss	35,711	23,220
Benefits paid	(18,622)	(17,591)
Translation adjustment	1,751	(132)

Benefit obligation at end of year	$437,364	$366,339

Change in Plan Assets
Fair value of plan assets at beginning of year	$303,151	$348,781
Actual return on plan assets	(36,827)	(31,259)
Employer contribution	19,154	3,141
Plan participant contributions	323	357
Benefits paid	(18,622)	(17,591)
Translation adjustment	1,370	(278)

Fair value of plan assets at end of year	$268,549	$303,151

Funded status	$(168,815)	$(63,188)
Unrecognized net actuarial loss (gain)	78,168	(25,893)
Unrecognized net obligation	(1,252)	(2,500)
Unrecognized prior service cost	9,895	10,844

Net amount recognized	$(82,004)	$(80,737)

Amounts recognized on the consolidated balance sheet
Accrued benefit obligation	$(89,879)	$(87,177)
Prepaid pension benefit	4,146	4,218
Intangible asset	1,284	1,508
Accumulated other comprehensive loss	2,445	714

Net amount recognized	$(82,004)	$(80,737)

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $437,364 and $268,549, respectively, at September 30, 2002 and $336,977 and $269,574, respectively, at September 30, 2001. The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $354,121 and $259,918, respectively, at September 30, 2002 and $289,384 and $269,574, respectively, at September 30, 2001.

Substantially all of the plan assets at September 30, 2002, are invested in listed stocks and bonds, including our common stock having a fair value of $9,644.

The majority of our employees were eligible to participate in our Retirement Savings Plan (RSP). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. We contribute an amount equal to two-thirds of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 4%. Substantially all of our contributions are invested in our common stock. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the plans was $25,832, $29,783 and $29,993 in fiscal 2002, 2001 and 2000, respectively. Effective January 1, 2003, the Company will reduce its matching contribution to an amount equal to 50% of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 3%. Effective November 1, 2002, RSP participants with at least two years of employment may elect to allocate the Company’s matching contribution in investment options other than IKON common stock.

We have a Long-Term Incentive Compensation Plan (LTIP) pursuant to which key management employees have been granted performance-based awards, which are earned upon achieving predetermined performance objectives during three-year intervals, and time-based restricted stock awards, which are earned upon the fulfillment of vesting requirements. The value of these performance-based awards is charged to expense over the related plan period. In fiscal 2002, 2001 and 2000, performance-based awards which would be payable in cash or stock totaling $4,952, $4,155 and $0, respectively, were granted to LTIP participants. The Company expensed $3,814 and $519 in fiscal 2002 and 2001, respectively, related to these awards. No expense was recorded related to these awards in fiscal 2000 since performance objectives were not achieved. See common stock and unearned compensation on the consolidated statement of shareholders’ equity for time-based restricted stock awards.

15.    SEGMENT REPORTING

The Company reports information about its operating segments according to the “management approach”. The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Under SFAS 131, our reportable segments are IKON North America and IKON Europe. The IKON North America and IKON Europe segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

Other includes our North American business imaging services, education, Sysinct and telephony businesses. In the fourth quarter of fiscal 2001, the Company made a decision to exit its telephony business and its technology education business. All actions related to telephony and technology education were substantially complete by the end of the first quarter of fiscal 2002. The results of operations of technology education and telephony are included through their respective disposal dates. Business imaging services focuses on electronic file conversion. Technology education offers technology training, Sysinct specializes in e-business development and telephony provides telecommunications services.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in note 1 to the consolidated financial statements.

The table below presents segment information for the fiscal years ended September 30, 2002, 2001 and 2000:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2002
Net sales	$2,050,205	$270,465	$11,079		$2,331,749
Services	1,923,182	155,818	41,832		2,120,832
Finance income	354,435	20,486			374,921
Finance interest expense	151,372	6,519			157,891
Restructuring reversal	8,050	64	1,796	$587	10,497
Operating income (loss)	467,431	23,139	(12,511)	(184,470)	293,589
Interest expense				(54,389)	(54,389)
Income before taxes					239,200
Year Ended September 30, 2001
Net sales	2,293,219	292,990	48,283		2,634,492
Services	1,991,304	141,154	146,808		2,279,266
Finance income	339,583	20,138			359,721
Finance interest expense	168,851	8,668			177,519
Restructuring and asset impairment charges, net	(29,952)	(1,264)	(20,367)	(11,999)	(63,582)
Operating income (loss)	354,325	22,214	(52,614)	(186,756)	137,169
Interest expense				(69,373)	(69,373)
Income before taxes					67,796
Year Ended September 30, 2000
Net sales	2,404,271	321,068	69,543		2,794,882
Services	2,035,656	145,309	146,218		2,327,183
Finance income	303,318	21,562			324,880
Finance interest expense	157,779	9,921			167,700
Restructuring and asset impairment charges, net	(47,864)	(5,681)	(2,304)	(49,319)	(105,168)
Shareholder litigation insurance proceeds				17,000	17,000
Operating income (loss)	370,894	18,596	(27,676)	(213,899)	147,915
Gain on sale of investment				3,739	3,739
Interest expense				(69,821)	(69,821)
Income before taxes					81,833

In accordance with our adoption of SFAS 142 on October 1, 2001, goodwill is no longer being amortized. Goodwill amortization of $41,073 and $42,267 is included in operating income (loss) in the Corporate and Eliminations column for fiscal 2001 and 2000, respectively.

As part of the e-IKON implementation that began during fiscal 2002, the balance sheets of certain locations that were previously reported in the IKON North America segment have been combined with the Corporate balance sheet. As a result, their assets and expenditures for fixed assets are included in Corporate and Eliminations in the table below. This presentation is consistent with the way management organizes our segments for making operating decisions within our business. As other regions are converted through the e-IKON initiative, they will also be managed on the integrated system and be included in Corporate and Eliminations.

Reconciliation of segment assets, depreciation expense and expenditures for fixed assets to consolidated assets, depreciation expense and expenditures for fixed assets for the years ended September 30, 2002, 2001 and 2000 is as follows:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2002
Segment assets	$4,246,653	$736,080	$50,217	$1,439,668	$6,472,618
Depreciation expense	86,980	6,624	7,352	15,881	116,837
Expenditures for fixed assets	88,039	13,451	3,502	73,848	178,840
Year Ended September 30, 2001
Segment assets	5,141,159	668,085	220,115	261,633	6,290,992
Depreciation expense	93,602	7,481	3,276	15,634	119,993
Expenditures for fixed assets	90,998	14,230	1,556	37,886	144,670
Year Ended September 30, 2000
Segment assets	5,087,387	673,956	271,616	329,626	6,362,585
Depreciation expense	100,757	8,546	9,651	14,058	133,012
Expenditures for fixed assets	110,423	15,594	6,952	26,020	158,989

The following is revenue and long-lived asset information by geographic area for the years ended and as of September 30:

	2002	2001	2000
Revenues
United States	$4,152,644	$4,566,306	$4,668,899
United Kingdom	322,050	323,844	345,548
Canada	196,817	224,348	257,335
Other	155,991	158,981	175,163

	$4,827,502	$5,273,479	$5,446,945

	2002	2001	2000
Long-lived assets
United States	$1,118,394	$1,072,706	$1,286,758
United Kingdom	252,948	252,170	268,551
Canada	141,812	170,042	100,037
Other	88,773	101,057	103,536

	$1,601,927	$1,595,975	$1,758,882

Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill net of amortization and other assets. Long-term receivables in the amount of $3,138, $4,175 and $7,058 in 2002, 2001 and 2000, respectively, have been included in other assets on the consolidated balance sheets, but are excluded from total long-lived assets above.

16.    GAIN ON SALE OF INVESTMENT

In fiscal 2000, we sold certain equity securities which were held for investment. As a result of the sale, we recognized a pre-tax gain of $3,739 in the consolidated statement of income.

17.    DISCONTINUED OPERATIONS

In fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations. The gain has been recorded as discontinued operations on the consolidated statement of income.

In fiscal 2000, we received insurance proceeds of $3,691 for certain environmental liability coverage and recorded expense of $1,165 for health benefits of former employees. Both of these items relate to businesses we had previously recorded as discontinued operations. The resultant net benefit of $2,526 ($1,415 after-tax) has been recorded as discontinued operations in the consolidated statement of income.

18.    SHAREHOLDER LITIGATION SETTLEMENT

A series of class action complaints, and a companion derivative lawsuit, were filed in the United States District Court for the Eastern District of Pennsylvania on behalf of the Company’s shareholders. The plaintiffs alleged that during the period from January 24, 1996 to August 13, 1998, IKON and certain current and former principal officers and employee directors publicly disseminated false and misleading statements concerning the Company’s revenue, profitability and financial condition in violation of the federal securities law. The Company agreed to settle the case in fiscal 1999. In fiscal 2000, we received $17,000 of insurance proceeds related to the settlement.

19.    FINANCIAL INSTRUMENTS

We use financial instruments in the normal course of our business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt, commitments to extend credit, interest rate caps and interest rate and currency swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

We are subject to credit risk through trade receivables, lease receivables and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of a large customer base and its geographic dispersion. Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. We generally limit the amount of credit exposure in any one type of investment instrument.

Interest Rate Caps

We have interest rate caps relating to financial instruments of IOSC having a total principal/notional amount of $430,921 and $370,719 at September 30, 2002 and 2001, respectively. The rates on these caps range from 4.00% to 7.10% at September 30, 2002 and 6.00% to 7.10% at September 30, 2001, with maturities from 2006 to 2008.

Interest Rate and Currency Swap Agreements

We have interest rate swap agreements relating to financial instruments of IOSC having a total principal/notional amount of $924,499 and $1,206,762 at September 30, 2002 and 2001, respectively, with fixed rates from 4.18% to 7.82% at September 30, 2002 and 4.825% to 7.82% at September 30, 2001. We are required to make payments to the counterparties at the fixed rate stated in the agreements and in return we receive payments at variable rates.

We have interest rate swap agreements relating to financial instruments of our Canadian finance subsidiary. These swaps have a principal/notional amount of CN$125,997 ($79,970) and CN$168,141 ($106,669) at September 30, 2002 and 2001, respectively. We are required to make variable rate payments to counterparties based on the one-month commercial paper rate plus 0.25% and receive payments at the one-month bankers’ acceptance rate.

IKON adopted SFAS 133, as amended by SFAS 138, “Accounting for Derivative Instruments and Hedging Activities”, on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, IKON recorded a cumulative loss adjustment to OCI of $5,584, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

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

As of September 30, 2002 all of IKON’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IKON uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2002 unrealized net gains totaling $6,204 after taxes, were recorded in OCI.

We are exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements.

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Notes Payable

The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-Term Debt

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. For more information on these instruments, refer to note 7 to the consolidated financial statements.

The carrying amounts and fair values of our financial instruments are as follows:

	September 30
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$535,171	$436,375	$535,044	$336,542
Private placement debt	55,000	53,991	55,000	48,104
Sundry notes, bonds and mortgages	8,386	8,485	16,998	16,199
Finance subsidiaries’ debt	2,807,861	2,768,604	2,595,739	2,431,481
Interest rate swaps	(40,283)	(40,283)	(50,622)	(50,622)

Quarterly Financial Summary
(unaudited)

	First Quarter(a)	Second Quarter	Third Quarter	Fourth Quarter(b)	Total
2002
Revenues	$1,210,449	$1,220,174	$1,218,616	$1,178,263	$4,827,502
Gross profit	466,700	470,322	484,001	457,277	1,878,300
Income before taxes on income	51,304	55,577	70,029	62,290	239,200
Net income	32,578	35,291	43,142	39,323	150,334
Basic earnings per common share	0.23	0.25	0.30	0.27	1.05
Diluted earnings per common share	0.22	0.24	0.28	0.25	0.99
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	11.84—6.97	14.25—10.25	13.62—7.62	10.07—6.53	14.25—6.53
2001(c)
Revenues	$1,318,051	$1,361,226	$1,311,157	$1,283,045	$5,273,479
Gross profit	494,210	506,761	521,027	492,222	2,014,220
Income (loss) from continuing operations before taxes on income	28,891	29,874	46,433	(37,402)	67,796
Net income (loss)	17,379	16,730	26,002	(44,906)	15,205
Basic earnings (loss) per common share	0.12	0.12	0.18	(0.32)	0.11
Diluted earnings (loss) per common share	0.12	0.12	0.18	(0.32)	0.11
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	4.00—2.00	6.00—2.1875	9.80—4.75	9.60—5.95	9.80—2.00

(a)	First quarter 2001 results include a gain from discontinued operations of $2,142 ($1,200 after-tax).
(b)
Fourth quarter fiscal 2002 includes a pre-tax reversal of restructuring charges of $10,497. Fourth quarter fiscal 2001 includes a pretax restructuring and asset impairment charge totaling $63,582, reserve adjustments primarily related to the exit of the Company’s telephony operations of $5,300 and a tax reserve adjustment related to leveraged corporate owned life insurance programs of $10,000.

(c)
The Company adopted SFAS 142 on October 1, 2001 requiring goodwill not be amortized. The impact of not amortizing goodwill in fiscal 2001 would have been an increase in net income by quarter of: first—$10,001 (net of taxes of $233) or $0.07 per diluted share; second—$10,365 (net of taxes of $242) or $0.07 per diluted share; third—$10,102 (net of taxes of $236) or $0.07 per diluted share; and fourth—$9,669 (net of taxes of $225) or $0.07 per diluted share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 25, 2003 (the “2003 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report, and additional information regarding executive officers appearing under “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation.

Information appearing under “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2003 Proxy Statement is incorporated herein by reference.

Information regarding IKON’s equity compensation plans appearing under “Equity Compensation Plan Information” in the 2003 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

(No response to this item is required.)

Item 14.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls.    Since the evaluation date referred to above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) List of Financial Statements

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

Consolidated Statements of Changes in Shareholders’ Equity	41

Notes to Consolidated Financial Statements	42

Quarterly Financial Summary	70

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2002.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(1)	Balance at End of Period
Year Ended September 30, 2002
Allowance for doubtful accounts	$23,510	$4,685		$13,944	$14,251
Lease default reserve	69,784	67,730		79,366	58,148
Deferred tax valuation allowance	46,476	1,495		12,930	35,041

Year Ended September 30, 2001
Allowance for doubtful accounts	35,322	7,758		19,570	23,510
Lease default reserve	74,792	66,631		71,639	69,784
Deferred tax valuation allowance	46,107	6,070		5,701	46,476

Year Ended September 30, 2000
Allowance for doubtful accounts	43,543	21,631		29,852	35,322
Lease default reserve	74,784	61,740		61,732	74,792
Deferred tax valuation allowance	51,912	8,351		14,156	46,107

(1)	Accounts written off during the year, net of recoveries.

(a) (3)  List of Exhibits.*

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

3.3	Code of Regulations of IKON, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

4.1
Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent, filed as Exhibit 99.2 to IKON’s Form 8-K dated May 29, 2002 is incorporated herein by reference.

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

4.5
Indenture dated May 13, 2002 by and among IKON, IOS Capital, LLC (“IOSC”) and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.2 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.6
Registration Rights Agreement dated May 13, 2002 among IKON and Deutsche Bank Securities, Inc., Bank of America Securities, LLC and JP Morgan Securities Inc., filed as Exhibit 4.3 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.7
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

10.4	Support Agreement dated as of October 22, 1996 between IKON and IOSC, filed as Exhibit 10.4 to IOSC’s Form 8-K dated October 22, 1996 is incorporated herein by reference.

10.5	Indenture dated as of July 1, 1995 between IOSC and Chase Manhattan Bank, N.A., as Trustee (the “IOSC Indenture”) filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

10.6	Amendment Number 1 dated June 4, 1997 to the IOSC Indenture filed as Exhibit 4.2 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

10.7	Amendment Number 2 dated June 12, 2001 to the IOSC Indenture filed as Exhibit 4.3 to IOSC’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

10.8	Amendment Number 3 dated March 15, 2002 to the IOSC Indenture filed as Exhibit 4.4 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.9	Distribution Agreement dated as of June 4, 1997 between IOSC and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.10	Distribution Agreement dated as of June 30, 1995 between IOSC and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

10.11
Rights Agreement dated as of February 10, 1988 between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON’s Registration Statement on Form 8-A is incorporated herein by reference.

10.12	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.

10.13	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.14	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.15	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.16	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K is incorporated herein by reference.**

10.17	Amendment to 1986 Stock Option Plan filed as Exhibit 10.22 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.18	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.19	Amendment to 1995 Stock Option Plan filed as Exhibit 10.23 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.20	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.21
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

10.24	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.25	Amendment dated January 1, 1997 to the 1980 Deferred Compensation Plan filed as Exhibit 10.37 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.26	Amendment dated November 6, 1997 to 1980 Deferred Compensation Plan filed as Exhibit 10.28 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.27	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.28	Amendment dated November 6, 1997 to 1985 Deferred Compensation Plan filed as Exhibit 10.29 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.29	Amendment dated January 1, 1997 to the 1985 Deferred Compensation Plan filed as Exhibit 10.41 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.30	Amended and Restated 1994 Deferred Compensation Plan filed as Exhibit 10.45 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.31	Amended and Restated Executive Deferred Compensation Plan filed as Exhibit 10.46 to IKON’s Form 8-K is incorporated herein by reference.**

10.32	Executive Employment Agreement for Matthew J. Espe filed as Exhibit 99.1 to IKON’s Form 8-K dated November 4, 2002 is incorporated herein by reference.**

10.33	Amended Executive Employment Agreement for James J. Forese filed as Exhibit 99.2 to IKON’s Form 8-K dated March 14, 2002 is incorporated herein by reference.**

10.34	Executive Employment Agreement for Don H. Liu filed as Exhibit 10.3 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.35	Executive Employment Agreement for William S. Urkiel filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.36	Executive Employment Agreement for Dennis LeStrange filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.37	Executive Employment Agreement for Cathy L. Lewis filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.38	Executive Employment Agreement for Beth Sexton filed as Exhibit 10.4 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.39	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOSC filed as Exhibit 10.6 to IOS Capital’s 2001 Form 10-K is incorporated herein by reference.

10.40
Receivables Transfer Agreement dated as of March 28, 2001 among IOS Capital, Inc., IKON Funding-3, LLC and Twin Towers, Inc., Deutsche Bank AG, New York Branch, as Agent, and the several financial institutions party thereto from time to time, filed as Exhibit 10.5 to the IOS Capital 2001 Form 10-K is incorporated herein by reference.

10.41
Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, IOSC, Park Avenue Receivables Corporation, the Chase Manhattan Bank and the several financial institutions a party thereto from time to time, filed as Exhibit 10.12 to the IKON 2000 Form 10-K is incorporated herein by reference.

10.42	Transfer Agreement dated as of September 19, 2000 among IKON Funding-2, LLC and IOSC filed as Exhibit 10.13 to the IKON 2000 Form 10-K is incorporated herein by reference.

10.43
Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, IOSC, Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.44	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOSC filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.45
Indenture, dated as of April 1, 1999 among IKON Receivables, LLC (the “Issuer”), Harris Trust Savings Bank, as Trustee, and IOSC, as Servicer, (the “April 1, 1999 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.46	First Supplemental Indenture dated as of May 3, 2002 to the April 1, 1999 Indenture filed as Exhibit 10.12 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.47
Indenture, dated as of October 1, 1999 among the Issuer, Harris Trust Savings Bank, as Trustee, and IOSC, as Servicer, (the “October 1, 1999 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.48	First Supplemental Indenture dated as of May 3, 2002 to the October 1, 1999 Indenture filed as Exhibit 10.14 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.49
Indenture, dated as of June 1, 2000 among the Issuer, Bank One, NA, as Trustee, and IOSC, as Servicer, (the “June 1, 2000 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.50	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2000 Indenture filed as Exhibit 10.16 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.51
Indenture, dated as of December 1, 2000 among the Issuer, The Chase Manhattan Bank, as Trustee, and IOSC, as Servicer, (the “December 1, 2000 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.52	First Supplemental Indenture dated as of May 3, 2002 to the December 1, 2000 Indenture filed as Exhibit 10.18 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.53
Indenture, dated as of June 1, 2001, among the Issuer, SunTrust Bank, as Trustee, and IOSC, as Servicer, (the “June 1, 2001 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.54	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2001 Indenture filed as Exhibit 10.20 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.55
Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.56
Assignment and Servicing Agreement, dated as of April 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, (the “April 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.57	Amendment dated as of May 3, 2002 to the April 1, 1999 Servicing Agreement filed as Exhibit 10.23 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.58
Assignment and Servicing Agreement, dated as of October 1, 1999, among IKON Receivables, LLC, IKON Receivables-1, LLC, and IOS Capital, Inc., as Originator and Servicer, (the “October 1, 1999 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.59	Amendment dated May 3, 2002 to the October 1, 1999 Servicing Agreement filed as Exhibit 10.25 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.60
Assignment and Servicing Agreement, dated as of June 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOSC, as Originator and Servicer, (the “June 1, 2000 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.61	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement filed as Exhibit 10.27 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.62
Assignment and Servicing Agreement, dated as of December 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOSC, as Originator and Servicer, (the “December 1, 2000 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.63	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement filed as Exhibit 10.29 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.64
Assignment and Servicing Agreement, dated as of June 1, 2001, among the Issuer, IKON Receivables-1, LLC, and IOSC as Originator and Servicer, (the “June 1, 2001 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.65	Amendment dated May 3, 2002 to the June 1, 2001 Servicing Agreement filed as Exhibit 10.31 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.66
Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.67
Indemnification Agreement, dated as of October 7, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.68
Indemnification Agreement, dated as of May 25, 1999, among Lehman Brothers, Chase Securities Inc., Deutsche Bank Securities Inc., PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.69
Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.70
Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.71
Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown Inc., Banc of America Securities LLC, J. P. Morgan Securities Inc., Lehman Brothers Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is hereby incorporated herein by reference.

10.72
Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc. and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC's Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.73
Insurance and Indemnity Agreement, dated as of May 25, 1999, among IOSC, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated May 25, 1999 is incorporated herein by reference.

10.74
Insurance and Indemnity Agreement, dated as of October 7, 1999, among IOSC, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.75
Insurance and Indemnity Agreement, dated June 2, 2000, among IOSC, as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.76
Insurance and Indemnity Agreement, dated December 7, 2000, among IOSC, as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.77
Insurance and Indemnity Agreement, dated June 28, 2001, among IOSC, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.78
Schedule to ISDA Master Agreement (the “Schedule”), between the Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between the Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between the Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between the Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.79
Schedule to ISDA Master Agreement (the “Schedule”), between Lehman Brothers Financial Products, Inc. and the Issuer, Credit Support Annex to the Schedule, between Lehman Brothers Financial Products, Inc. and the Issuer, Confirmation to the ISDA Master Agreement for the Class 3b Notes, between Lehman Brothers Financial Products, Inc. and the Issuer, each dated as of October 7, 1999, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated October 21, 1999 is incorporated herein by reference.

10.80
Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer, each dated as of December 7, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.81
Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.82	First Amendment dated September 10, 1999 to Transfer Agreement dated as of December 1, 1998 filed as Exhibit 10.13 to IKON’s 1999 Form 10-K is incorporated herein by reference.

10.83
Master Concurrent Lease Agreement between IKON Office Solutions, Inc., a Canadian corporation, IKON Capital, Inc., a Canadian corporation, IKON Office Solutions, Inc., an Ohio corporation, Prime Trust and TD Securities, Inc., filed as Exhibit 10.11 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.84	Concurrent Lease Agreement between IKON Office Solutions, Inc. et al. and Care Trust dated September 14, 1999 filed as Exhibit 10.48 to IKON’s 1999 Form 10-K is incorporated herein by reference.

10.85
Asset Backed Loan Agreement dated March 30, 2001 by and among Rockford, Inc., as Borrower, IKON Capital PLC, as Originator and Servicer, Park Avenue Receivables Corporation, as Conduit Lender, certain APA Banks and the Chase Manhattan Bank, as Funding Agent, filed as Exhibit 10.70 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.86
IKON Loan Agreement dated March 30, 2001 between Rockford, Inc., as Lender, IKON Office Solutions Dublin Limited and IKON Capital PLC, as Borrowers, and the Chase Manhattan Bank, as Funding Agent, filed as Exhibit 10.71 to IKON’s 2001 Form 10-K is incorporated herein by reference.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

12.3	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

12.4	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

21	Subsidiaries of IKON.

23	Consent of PricewaterhouseCoopers LLP.

99	Certifications Pursuant to 18 U.S.C. 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.

On September 30, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the election of Matthew J. Espe, the Company’s President and Chief Executive Officer, to the Company’s Board of Directors.

On August 30, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning the appointment of Matthew J. Espe as President and Chief Executive Officer.

On August 13, 2002, the Company filed a Current Report on Form 8-K, under Item 9 of the Form, James J. Forese, Chief Executive Officer of the Company, and William S. Urkiel, Chief Financial Officer of the Company had each filed with the SEC a statement under oath regarding facts and circumstances relating to the accuracy of the Company’s financial statements and each of their review with the Company’s Audit Committee.

On August 1, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, to report adjusted net income and per share information for the years ended September 30, 2001, 2000 and 1999 as if the non-amortization provisions of SFAS 142 had been adopted by the Company at the beginning of these respective fiscal years.

On July 31, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a press release concerning earnings for the third quarter of fiscal 2002.

(c)  The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(d)  The response to this portion of Item 15 is contained on page 72 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the Fiscal Year ended September 30, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS, INC.

Date: December 30, 2002	By:	/s/ WILLIAM S. URKIEL
(William S. Urkiel) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. ESPE (Matthew J. Espe)	President and Chief Executive Officer (Principal Executive Officer)	December 30, 2002

/s/ WILLIAM S. URKIEL (William S. Urkiel)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 30, 2002

/s/ THEODORE E. STRAND (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	December 30, 2002

/s/ JAMES J. FORESE (James J. Forese)	Chairman	December 30, 2002

/s/ JUDITH M. BELL (Judith M. Bell)	Director	December 30, 2002

/s/ PHILIP E. CUSHING (Philip E. Cushing)	Director	December 30, 2002

/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Director	December 30, 2002

/s/ RICHARD A. JALKUT (Richard A. Jalkut)	Director	December 30, 2002

/s/ ARTHUR E. JOHNSON (Arthur E. Johnson)	Director	December 30, 2002

/s/ KURT M. LANDGRAF (Kurt M. Landgraf)	Director	December 30, 2002

/s/ MARILYN WARE (Marilyn Ware)	Director	December 30, 2002

CERTIFICATIONS

I, Matthew J. Espe, President and Chief Executive Officer of IKON Office Solutions, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of IKON Office Solutions, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ MATTHEW J. ESPE
Matthew J. Espe
President and Chief Executive Officer

I, William S. Urkiel, Senior Vice President and Chief Financial Officer of IKON Office Solutions, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of IKON Office Solutions, Inc;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 30, 2002

/s/ WILLIAM S. URKIEL
William S. Urkiel
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

12.3	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

12.4	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends Excluding Captive Finance Subsidiaries.

21	Subsidiaries of IKON.

23	Consent of PricewaterhouseCoopers LLP.

99	Certifications Pursuant to 18 U.S.C. 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.