Form 10-Q
period 2002-12-31
IKON OFFICE SOLUTIONS INC
filed 2003-02-14
CIK 3370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

P.O. Box 834, Valley Forge, Pennsylvania	19482
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 11, 2003:

Common Stock, no par value	144,471,527 shares

IKON Office Solutions, Inc.

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from the productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we”, “us”, “our”, “IKON”, or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

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

Financing Business. A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON’s business could be adversely affected, as IKON’s customers could seek to lease equipment from competitors offering more favorable leasing terms. For the first quarter ended December 31, 2002, approximately 78% of equipment sold by IKON in North America was financed through IOS Capital, LLC (“IOSC”), IKON’s captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. In particular, significant negative changes in our credit ratings could reduce our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

Liquidity. During fiscal 2002 we obtained a new $300,000,000 unsecured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility contractually matures on May 24, 2005. Unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC’s 9.75% Notes due June 15, 2004 ($240,500,000 outstanding at December 31, 2002), all loans under the Credit Facility will mature on December 15, 2003. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Productivity Initiatives. IKON’s ability to improve its profit margins is largely dependent on the success of its productivity initiatives to streamline its infrastructure. Such initiatives are aimed at making IKON more profitable and competitive in the long-term and include initiatives such as centralized credit and purchasing, shared services and the implementation of e-IKON, a comprehensive, multi-year initiative designed to web-enable IKON’s information technology infrastructure. IKON’s ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors outside the control of IKON. Our failure to successfully implement these productivity initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

International Operations. IKON operates in 8 countries outside of the United States. Approximately 14% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our results of operations. IKON’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-a-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

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

IKON Office Solutions, Inc.

Consolidated Balance Sheets

(in thousands)	December 31, 2002 (unaudited)	September 30, 2002
Assets
Cash and cash equivalents	$132,463	$271,816
Restricted cash	126,346	116,077
Accounts receivable, less allowances of: December 31, 2002 – $15,485; September 30, 2002 – $14,251	583,083	568,635
Finance receivables, less allowances of: December 31, 2002 – $20,243; September 30, 2002 – $20,352	1,201,896	1,198,357
Inventories	315,601	318,214
Prepaid expenses and other current assets	96,476	82,880
Deferred taxes	65,426	65,264

Total current assets	2,521,291	2,621,243

Long-term finance receivables, less allowances of: December 31, 2002 – $37,593; September 30, 2002 – $37,796	2,241,480	2,231,490
Equipment on operating leases, net of accumulated depreciation of:
December 31, 2002 – $90,850; September 30, 2002 – $92,741	100,333	99,639
Property and equipment, net of accumulated depreciation of:
December 31, 2002 – $308,305; September 30, 2002 – $306,370	196,815	202,863
Goodwill, net	1,230,559	1,235,418
Other assets	71,492	67,145

Total Assets	$6,361,970	$6,457,798

Liabilities and Shareholders’ Equity
Current portion of long-term debt, excluding finance subsidiaries	$9,155	$11,484
Current portion of long-term debt of finance subsidiaries	1,421,863	1,312,034
Notes payable	1,496	7,162
Trade accounts payable	172,083	232,120
Accrued salaries, wages and commissions	70,514	127,643
Deferred revenues	155,060	161,484
Other accrued expenses	286,036	300,937

Total current liabilities	2,116,207	2,152,864

Long-term debt, excluding finance subsidiaries	594,403	594,351
Long-term debt of finance subsidiaries	1,379,026	1,495,827
Deferred taxes	497,080	479,401
Other long-term liabilities	208,920	200,409

Commitments and contingencies (Note 10)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: December 31, 2002-149,993 shares; September 30, 2002-150,003 shares; outstanding:
December 31, 2002-144,260 shares; September 30, 2002-144,024 shares	1,014,713	1,015,177
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(3,540)	(1,981)
Retained earnings	625,092	595,722
Accumulated other comprehensive loss	(47,639)	(50,805)
Cost of common shares in treasury: December 31, 2002-5,050 shares; September 30, 2002-5,286 shares	(22,292)	(23,167)

Total Shareholders’ Equity	1,566,334	1,534,946

Total Liabilities and Shareholders’ Equity	$6,361,970	$6,457,798

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.

Consolidated Statements of Income

(unaudited)

	Three Months Ended December 31,
(in thousands, except per share amounts)	2002	2001
Revenues
Net sales	$526,763	$568,997
Services	515,304	548,330
Finance income	94,898	93,122

	1,136,965	1,210,449

Costs and Expenses
Cost of goods sold	339,463	374,347
Services costs	310,218	328,237
Finance interest expense	39,020	41,165
Selling and administrative	383,794	400,885

	1,072,495	1,144,634

Operating income	64,470	65,815
Interest expense	12,309	14,511

Income before taxes on income	52,161	51,304
Taxes on income	19,691	18,726

Net income	$32,470	$32,578

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.21	$0.22
Cash dividends per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
(in thousands)	2002	2001
Cash Flows from Operating Activities
Net income	$32,470	$32,578
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	25,647	31,798
Amortization	2,033	3,969
Provision for losses on accounts receivable	3,191	3,799
Provision for deferred income taxes	17,518	13,199
Provision for lease default reserves	18,248	16,691
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
(Increase) decrease in accounts receivable	(15,098)	26,465
Decrease (increase) in inventories	3,923	(42,893)
Increase in prepaid expenses and other current assets	(15,793)	(5,232)
Decrease in accounts payable, deferred revenues and accrued expenses	(128,896)	(97,052)
Decrease in accrued restructuring	(2,976)	(4,071)
Other	4,934	252

Net cash used in operating activities	(54,799)	(20,497)

Cash Flows from Investing Activities
Expenditures for property and equipment	(12,216)	(17,852)
Expenditures for equipment on operating leases	(15,077)	(12,877)
Proceeds from sale of property and equipment	4,939	1,832
Proceeds from sale of equipment on operating leases	3,152	2,581
Finance receivables – additions	(379,738)	(368,234)
Finance receivables – collections	355,987	347,067
Other	(4,090)	(6,464)

Net cash used in investing activities	(47,043)	(53,947)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	8,591	1,123
Short-term (repayments) borrowings, net	(5,694)	165,972
Long-term debt repayments	(11,535)	(6,229)
Finance subsidiaries’ debt – issuances	227,020	255,680
Finance subsidiaries’ debt – repayments	(238,252)	(362,793)
Dividends paid	(5,766)	(5,675)
(Increase) decrease in restricted cash	(10,269)	7,829
Proceeds from option exercises and sale of treasury shares	307
Purchase of treasury shares and other	(382)	1,505

Net cash (used in) provided by financing activities	(35,980)	57,412

Effect of exchange rate changes on cash and cash equivalents	(1,531)	1,687

Net decrease in cash and cash equivalents	(139,353)	(15,345)
Cash and cash equivalents at beginning of year	271,816	80,351

Cash and cash equivalents at end of period	$132,463	$65,006

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share amounts)

(unaudited)

Note 1:        Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the “Company”, “we”, or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2:        Goodwill

The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Business Imaging Services	Sysinct (e-business development)	Total
Goodwill at December 31, 2002	$850,597	$70,927	$297,028	$9,011	$2,996	$1,230,559

Changes in the goodwill balance since September 30, 2002 are attributable to foreign currency translation adjustments.

Note 3:        Notes Payable and Lease-Backed Notes

During the three months ended December 31, 2002, IOS Capital, LLC (“IOSC”) repurchased $9,500 of 9.75% notes payable due June 15, 2004 for $9,598. During the three months ended December 31, 2002, IOSC repaid $211,312 of lease-backed notes.

Note 4:        Asset Securitization Conduit Financing

During the three months ended December 31, 2002, the Company pledged or transferred $232,890 in financing lease receivables for $196,732 in cash in connection with its revolving asset securitization conduit financing agreements. As of December 31, 2002, the Company had approximately $95,768 available under its revolving asset securitization conduit financing agreements.

Note 5:        Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended December 31,
	2002	2001
Net income	$32,470	$32,578
Foreign currency translation adjustments	(209)	(2,010)
Gain on derivative financial instruments, net of tax expense of: $2,250 and $2,624 for the three months ended December 31, 2002 and 2001, respectively	3,375	3,937

Total comprehensive income	$35,636	$34,505

The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(24,399), $(2,445) and $(20,795), respectively, at December 31, 2002 and $(24,190), $(2,445) and $(24,170), respectively, at September 30, 2002.

Note 6:        Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31,
	2002	2001
Numerator:
Numerator for basic earnings per common share –
Net income	$32,470	$32,578
Effect of dilutive securities:
Interest expense on convertible notes, net of tax	2,354

Numerator for diluted earnings per common share – Net income plus assumed conversion	$34,824	$32,578

Denominator:
Denominator for basic earnings per common share – weighted average common shares	144,164	141,885
Effect of dilutive securities:
Convertible notes	19,960
Employee stock awards	263	446
Employee stock options	2,498	4,063

Dilutive potential common shares	22,721	4,509
Denominator for diluted earnings per common share – adjusted weighted average common shares and assumed conversions	166,885	146,394

Basic earnings per common share	$0.23	$0.23

Diluted earnings per common share	$0.21	$0.22

The Company accounts for the effect of its’ convertible notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the convertible notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the convertible notes is added back to net income.

Options to purchase 9,206 shares of common stock at $7.50 per share to $46.59 per share were outstanding during the first quarter of fiscal 2003 and options to purchase 6,885 shares of common stock at $10.44 per share to $46.59 per share were outstanding during the first quarter of fiscal 2002, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 7:        Segment Reporting

The table below presents segment information for the three months ended December 31, 2002 and 2001:

	IKON North America	IKON Europe	Other	Corporate	Total
Three Months Ended December 31, 2002
Net sales	$460,119	$66,546	$98		$526,763
Services	463,809	45,737	5,758		515,304
Finance income	89,321	5,577			94,898
Finance interest expense	37,212	1,808			39,020
Operating income (loss)	147,221	6,037	(125)	$(88,663)	64,470
Interest expense				(12,309)	(12,309)
Income before taxes					52,161
Three Months Ended December 31, 2001
Net sales	$498,213	$64,728	$6,056		$568,997
Services	490,188	38,415	19,727		548,330
Finance income	88,174	4,948			93,122
Finance interest expense	39,298	1,867			41,165
Operating income (loss)	139,906	5,551	(5,794)	$(73,848)	65,815
Interest expense				(14,511)	(14,511)
Income before taxes					51,304

During fiscal 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON’s business. Due to the Company’s organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates these corporate administrative charges to IKON North America. As a result, these costs are included in Corporate in the table above. In addition, a unit of our business imaging services operations which had been included in Other is now included in IKON North America consistent with the way management now views our segments for making operating decisions. Prior year amounts have been reclassified to conform with the current year presentation.

Note 8:        Restructuring and Asset Impairment Charges

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company’s telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis).

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

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax, or $0.04 per share on a diluted basis) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

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

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the “Charges”) from September 30, 2002 to the balance remaining at December 31, 2002, which is included in other accrued expenses in the consolidated balance sheets:

Fiscal 2001 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$7,799	$(1,702)	$6,097
Leasehold termination costs	2,251	(513)	1,738
Contractual commitments	30		30

Total	$10,080	$(2,215)	$7,865

Fourth Quarter Fiscal 2000 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$112	$(75)	$37
Leasehold termination costs	2,948	(403)	2,545

Total	$3,060	$(478)	$2,582

First Quarter Fiscal 2000 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$355	$(108)	$247
Leasehold termination costs	1,614	(170)	1,444

Total	$1,969	$(278)	$1,691

The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Total
Severance	$4,799	$1,221	$77		$6,097
Leasehold termination costs	894	557	244	$43	1,738
Contractual commitments	30				30

Total	$5,723	$1,778	$321	$43	$7,865

Fourth Quarter Fiscal 2000 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Beyond	Total
Severance	$37					$37
Leasehold termination costs	896	$825	$429	$239	$156	2,545

Total	$933	$825	$429	$239	$156	$2,582

First Quarter Fiscal 2000 Projected Payments	FY 2003	FY 2004	FY 2005	Total
Severance	$247			$247
Leasehold termination costs	885	$340	$219	1,444

Total	$1,132	$340	$219	$1,691

The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of December 31, 2002 was $646, $4,650 and $3,856 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

All actions related to our restructuring are complete. Remaining employees to be terminated at September 30, 2002 represented employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

All locations affected by the Charges (23, 5 and 22 locations for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively) have been closed and all employees affected by the Charges (1,412, 386 and 1,394 employees for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively) have been terminated. Employee terminations related to the Fiscal 2001 Charge for the first quarter of fiscal 2003 are as follows:

Fiscal 2001 Headcount Reductions	Remaining Employees to be Terminated at September 30, 2002	Employee Terminations Fiscal 2003	Remaining Employees to be Terminated at December 31, 2002
Technology Businesses	18	(18)	—
Infrastructure & Other	99	(99)	—

Total	117	(117)	—

All employees terminated in connection with the Fourth Quarter 2000 Charge and First Quarter 2000 Charge were terminated prior to September 30, 2002.

Note 9:        Synthetic Leases

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the “Corporate Lease”). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON’s nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON’s right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of December 31, 2002 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 16, 1998, IKON entered into a synthetic lease agreement totaling $23,901 (the “Lease”) for the purpose of leasing certain real property for the Company’s use. Under the terms of the Lease, IKON will occupy the facilities for a term of five years from the agreement date (subject to certain permitted renewals). The Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the properties. If IKON terminates the Lease prior to the end of the lease term, IKON is obligated to purchase the leased properties at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Lease, IKON’s nominal rental rate under the Lease is different from what IKON would be required to pay under a market rental rate. The Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default under the Lease and would permit the lessor to either terminate IKON’s right of possession of the leased property, declare the outstanding lease balance due, or enforce the lessor’s lien on the leased property. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of December 31, 2002 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $13,387. On January 10, 2003, IKON terminated the Lease and paid $23,901 to acquire the properties.

Note 10:    Contingencies

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company has accrued $8,247 and $8,314 as of December 31, 2002 and September 30, 2002, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheet as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Barkhamsted, CT and Rockford, IL. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the three months ended December 31, 2002 and the fiscal years 2002 and 2001, the Company did not incur any expenses for environmental capital projects. During the three months ended December 31, 2002 and the fiscal years 2002 and 2001, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the three months ended December 31, 2002 and 2001, these expenses were $149 and $1,965, respectively. For the fiscal years ended September 30, 2002 and 2001, these expenses were $2,436 and $1,919, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of December 31, 2002 and September 30, 2002, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $16,437 and $16,734, respectively.

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

Note 11:    Financial Instruments

As of December 31, 2002, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2002, unrealized gains totaling $3,375 after taxes, were recorded in accumulated other comprehensive loss.

Note 12:    Pending Accounting Changes

In June 2002, the FASB approved SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a material impact on our consolidated financial statements.

In December 2002, the FASB approved SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123”. SFAS 148 provides transitional guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 also requires additional disclosures that are incremental to those required by SFAS 123 and requires certain disclosures in an entity’s interim financial statements. The transitional and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 148 on our consolidated financial statements.

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

In January 2003, the FASB approved FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all VIE’s created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE’s created before February 1, 2003. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 46 on our consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

All dollar and share amounts are in thousands.

IKON Office Solutions, Inc. (“IKON” or “the Company”) is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide, including locations in the United States, Canada, Mexico and Europe. References herein to “we”, “us” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2002, and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include the following:

Revenue Recognition. We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered, installed, accepted, is in good condition, and is satisfactory. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. The Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

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

Residual Values. IKON estimates the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 17% of retail price, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment.

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

Three Months Ended December 31, 2002

Compared to the Three Months Ended December 31, 2001

Results of operations for the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002, were as follows:

Our first quarter revenues decreased by $73,484, or 6.1%, compared to the first quarter of fiscal 2002. Of this decrease, $56,538 resulted from the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. Excluding the impact of these downsizing actions, revenues for the quarter were down approximately 1.5%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $42,234, or 7.4%, compared to the first quarter of fiscal 2002. Approximately two-thirds of the decrease, or $28,136, was attributable to a decline in sales of technology-related hardware. The Company has been de-emphasizing this low-margin revenue stream, choosing instead to redirect its technical capabilities to support the growing service opportunities in document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 3%. Revenues from sales of copier/printer equipment decreased by approximately 3%, or $11,963, compared to the first quarter of fiscal 2002. Sales of segment 1 through 4 copier/printer equipment (equipment with minimum page output of less than 70 pages per minute) reflected low double digit declines compared to the first quarter of fiscal 2002. During the first quarter of fiscal 2003, sales of high-end, segment 5 and 6 equipment (equipment with minimum page output of over 70 pages per minute) reflected high single digit growth compared to the first quarter of fiscal 2002. These changes are a reflection of the strategies the Company has employed to shift its sales focus to more profitable and strategic offerings.

Services, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $33,026, or 6.0%, compared to the first quarter of fiscal 2002. Revenues from the servicing of copier/printer equipment decreased by approximately 2% or $6,473, compared to the prior year. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for $28,402 of the total services revenue decline. Excluding the impact of these downsizing actions, outsourcing and other services increased approximately 1% compared to the prior year.

Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOS Capital, LLC (“IOSC”), IKON’s leasing subsidiary in the United States, accounted for approximately 92% of IKON’s finance income for the first quarter of fiscal 2003. Finance income increased by $1,776, or 1.9%, compared to the first quarter of fiscal 2002, primarily due to growth in the lease portfolio.

Overall gross margin increased to 39.4% for the first quarter of fiscal 2003, compared to 38.6% for the first quarter of fiscal 2002. The gross margin on net sales increased to 35.6% from 34.2% in the first quarter of fiscal 2002. This increase was primarily due to decreased sales of low-margin technology hardware, improved purchasing programs and increased high-margin segment 5 and 6 equipment sales. The gross margin on services decreased to 39.8% from 40.1% in the first quarter of fiscal 2002. This decrease was due to product mix, specifically less revenues from higher-margin equipment services when compared to the prior year. The gross margin on finance income increased to 58.9% from 55.8% in the first quarter of fiscal 2002, primarily due to the effect of lower average borrowing rates compared to the first quarter of fiscal 2002. The average financing rate on our lease receivables was approximately 10.9% at December 31, 2002 and 2001. Additionally, our finance subsidiaries average cost of debt was approximately 5.6% and 6.5% as of December 31, 2002 and 2001, respectively.

Selling and administrative expense as a percent of revenue was 33.8% in the first quarter of fiscal 2003 compared to 33.1% in the first quarter of fiscal 2002, representing a decrease of $17,091, or 4.3%. The decrease was primarily due to approximately $13,500 from improved productivity, centralization and consolidation initiatives including headcount reductions and approximately $17,500 from the downsizing or elimination of unprofitable businesses. These reductions were partially offset by increased benefits and IT infrastructure expenses of approximately $14,000.

Our operating income decreased by $1,345 compared to the first quarter of fiscal 2002. Our operating margin was 5.7% in the first quarter of fiscal 2003 compared to 5.4% in the first quarter of fiscal 2002. Operating margin is calculated as operating income divided by total revenue.

Interest expense was $12,309 in the first quarter of fiscal 2003 compared to $14,511 in the first quarter of fiscal 2002. The decrease was due to lower average outstanding debt.

The effective income tax rate was 37.75% in the first quarter of fiscal 2003 compared to 36.5% in the first quarter of fiscal 2002. The increase in the effective tax rate is primarily attributable to an increase in our state tax rate and our inability to record tax benefits from losses incurred in certain foreign jurisdictions.

Diluted earnings per common share were $0.21 in the first quarter of fiscal 2003 compared to $0.22 in the first quarter of fiscal 2002. The diluted earnings per common share calculation for the first quarter of fiscal 2003 reflects the impact of the 5% Convertible Subordinated Notes (the “Convertible Notes”) due 2007 issued by IOSC on May 13, 2002. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Review of Business Segments

During fiscal 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON’s business. Due to the Company’s organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates these corporate administrative charges to IKON North America. As a result, these costs are included in Corporate. In addition, a unit of our business imaging services operations which had been included in Other is now included in IKON North America consistent with the way management now views our segments for making operating decisions. Prior year amounts have been reclassified to conform with the current year presentation.

IKON North America

Net sales decreased by $38,094, or 7.6%, to $460,119 in the first quarter of fiscal 2003 from $498,213 in the first quarter of fiscal 2002. Approximately $20,000 of the decrease was due primarily to a decline in sales of technology-related hardware reflecting our strategy to de-emphasize certain low margin products and sales of segment 1 through 4 copier/printer equipment. During the first quarter of fiscal 2003, sales of high-end, segment 5 and 6 equipment (equipment with minimum page output of over 70 pages per minute) reflected high single digit increases compared to the first quarter of fiscal 2002. Services decreased by $26,379, or 5.4%, to $463,809 in the first quarter of fiscal 2003 from $490,188 in the first quarter of fiscal 2002. Approximately $18,000 of the decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately $14,400 was due to the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customers decisions to in-source and reduced demand for legal document services. Finance income increased by $1,147, or 1.3%, to $89,321 in the first quarter of fiscal 2003, from $88,174 in the first quarter of fiscal 2002 primarily due to growth in the lease portfolio and the higher yield on the lease portfolio compared to the first quarter of fiscal 2002. Operating income increased by $7,315, or 5.2%, to $147,221 in the first quarter of fiscal 2003 from $139,906 in the first quarter of fiscal 2002. The increase was due to higher gross margins and reduced selling and administrative costs as discussed above.

IKON Europe

Net sales increased by $1,818, or 2.8%, to $66,546 in the first quarter of fiscal 2003 from $64,728 in the first quarter of fiscal 2002. This primarily resulted from a decrease in sales of technology-related hardware of approximately $2,600 offset by an increase in revenue due to foreign currency translation. Services increased by $7,322, or 19.1%, to $45,737 in the first quarter of fiscal 2003 from $38,415 in the first quarter of fiscal 2002. This increase was due to growth in outsourcing and other services combined with an increase of approximately $4,300 due to foreign currency translation. Finance income increased by $629, or 12.7%, to $5,577 in the first quarter of fiscal 2003 from $4,948 in the first quarter of fiscal 2002. Operating income increased by $486, or 8.8%, to $6,037 in the first quarter of fiscal 2003 from $5,551 in the first quarter of fiscal 2002.

Other

Net sales decreased by $5,958, or 98.4%, to $98 in the first quarter of fiscal 2003 from $6,056 in the first quarter of fiscal 2002. Services decreased by $13,969, or 70.8%, to $5,758 in the first quarter of fiscal 2003 from $19,727 in the first quarter of fiscal 2002. These declines are primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $125 in the first quarter of fiscal 2003 compared to an operating loss of $5,794 in the first quarter of fiscal 2002. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic businesses.

Restructuring and Asset Impairment Charges

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax, or $0.34 per share on a diluted basis). These actions addressed the sale of the Company’s telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax, or $0.02 per share on a diluted basis) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax, or $0.36 per share on a diluted basis).

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

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax, or $0.04 per share on a diluted basis) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

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

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the “Charges”) from September 30, 2002 to the balance remaining at December 31, 2002, which is included in other accrued expenses in the consolidated balance sheets:

Fiscal 2001 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$7,799	$(1,702)	$6,097
Leasehold termination costs	2,251	(513)	1,738
Contractual commitments	30		30

Total	$10,080	$(2,215)	$7,865

Fourth Quarter Fiscal 2000 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$112	$(75)	$37
Leasehold termination costs	2,948	(403)	2,545

Total	$3,060	$(478)	$2,582

First Quarter Fiscal 2000 Restructuring Charge	Balance September 30, 2002	Payments Fiscal 2003	Balance December 31, 2002
Severance	$355	$(108)	$247
Leasehold termination costs	1,614	(170)	1,444

Total	$1,969	$(278)	$1,691

The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Total
Severance	$4,799	$1,221	$77		$6,097
Leasehold termination costs	894	557	244	$43	1,738
Contractual commitments	30				30

Total	$5,723	$1,778	$321	$43	$7,865

Fourth Quarter Fiscal 2000 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Beyond	Total
Severance	$37					$37
Leasehold termination costs	896	$825	$429	$239	$156	2,545

Total	$933	$825	$429	$239	$156	$2,582

First Quarter Fiscal 2000 Projected Payments	FY 2003	FY 2004	FY 2005	Total
Severance	$247			$247
Leasehold termination costs	885	$340	$219	1,444

Total	$1,132	$340	$219	$1,691

The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of December 31, 2002 was $646, $4,650 and $3,856 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

All actions related to our restructuring are complete. Remaining employees to be terminated at September 30, 2002 represented employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

All locations affected by the Charges (23, 5 and 22 locations for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively) have been closed and all employees affected by the Charges (1,412, 386 and 1,394 employees for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively) have been terminated. Employee terminations related to the Fiscal 2001 Charge for the first quarter of fiscal 2003 are as follows:

Fiscal 2001 Headcount Reductions	Remaining Employees to be Terminated at September 30, 2002	Employee Terminations Fiscal 2003	Remaining Employees to be Terminated at December 31, 2002
Technology Businesses	18	(18)	—
Infrastructure & Other	99	(99)	—

Total	117	(117)	—

All employees terminated in connection with the Fourth Quarter 2000 Charge and First Quarter 2000 Charge were terminated prior to September 30, 2002.

Financial Condition and Liquidity

Net cash used in operating activities for the first three months of fiscal 2003 was $54,799. During the same period, the Company used $47,043 of cash for investing activities, which included net finance subsidiary use of $23,751, capital expenditures for property and equipment of $12,216 and capital expenditures for equipment on operating leases of $15,077. Cash used in financing activities of $35,980, includes net repayments of $2,944 of non-finance subsidiaries’ long-term debt, net repayments of $5,694 of short-term debt and net repayments of $11,232 of finance subsidiaries’ debt.

Debt, excluding finance subsidiaries, was $605,054 at December 31, 2002, a decrease of $7,943 from the debt balance of $612,997 at September 30, 2002. Excluding finance subsidiaries’ debt, our debt to capital ratio was 27.9% at December 31, 2002 compared to 28.5% at September 30, 2002. Finance subsidiaries’ debt is excluded from the calculation because a significant amount of this debt is backed by a portion of the lease receivables portfolio. Including finance subsidiaries’ debt, our debt to capital ratio was 68.5% at December 31, 2002 compared to 69.0% at September 30, 2002.

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

IKON’s days sales outstanding, on trade accounts receivable, remained consistent at 51 days at December 31, 2002 and September 30, 2002.

In fiscal 2002, the Company obtained a $300,000 unsecured credit facility (the “Credit Facility”), which contractually matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. As of December 31, 2002, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of December 31, 2002, letters of credit supported by the Credit Facility amounted to $21,271. The amount available under the Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility for borrowings or additional letters of credit was $251,095 as of December 31, 2002.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. In addition, unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC’s 9.75% Notes due June 15, 2004 ($240,500 outstanding at December 31, 2002), all loans under the Credit Facility will mature on December 15, 2003. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. Failure to be in compliance with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

As of December 31, 2002, finance subsidiaries’ debt decreased by $6,972 from September 30, 2002. During the three months ended December 31, 2002, our finance subsidiaries repaid $238,252 of debt and received $227,020 from the issuance of debt instruments. During the three months ended December 31, 2002, IOSC repurchased $9,500 of 9.75% notes payable due June 15, 2004 for $9,598. As of December 31, 2002, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $195,768, £7,791 and CN$81,624 available under their revolving asset securitization conduit financing agreements.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the three months ended December 31, 2002, unrealized gains totaling $3,375 after taxes, were recorded in accumulated other comprehensive loss. As of December 31, 2002, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time, the Company may repurchase outstanding debt in open market and private transactions.

The following summarizes IKON’s significant contractual obligations and commitments as of December 31, 2002:

Contractual Obligations	Payments due
	Total	December 31, 2003	December 31, 2005	December 31, 2007	Thereafter
Long-Term Debt Excluding Finance Subsidiaries	$603,558	$9,155	$183,299	$676	$410,428
Long-Term Debt of Finance Subsidiaries	2,800,889	1,421,863	1,065,536	313,434	56
Notes Payable	1,496	1,496
Purchase Commitments	11,232	8,931	2,301
Operating Leases	443,185	118,971	176,408	77,943	69,863
Synthetic Leases	42,418	24,033	264	18,121

Total	$3,902,778	$1,584,449	$1,427,808	$410,174	$480,347

Payments on long-term debt of finance subsidiaries generally are made from collections on our finance receivables. At December 31, 2002, long-term debt of finance subsidiaries was $2,800,889 and finance receivables, net of allowances, were $3,443,376.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for future technical support of $1,337 will be expensed over the term of the contract. Contractual obligations for software of $8,321 is included in fixed assets and accrued liabilities as of December 31, 2002. The remaining $1,574 is for other contractual obligations which will be either expensed or capitalized in accordance with Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the “Corporate Lease”). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON’s nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON’s right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of December 31, 2002 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 16, 1998, IKON entered into a synthetic lease agreement totaling $23,901 (the “Lease”) for the purpose of leasing certain real property for the Company’s use. Under the terms of the Lease, IKON will occupy the facilities for a term of five years from the agreement date (subject to certain permitted renewals). The Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the properties. If IKON terminates the Lease prior to the end of the lease term, IKON is obligated to purchase the leased properties at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Lease, IKON’s nominal rental rate under the Lease is different from what IKON would be required to pay under a market rental rate. The Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default under the Lease and would permit the lessor to either terminate IKON’s right of possession of the leased property, declare the outstanding lease balance due, or enforce the lessor’s lien on the leased property. IKON obtains valuations of the leased properties on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of December 31, 2002 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Lease equaled $13,387. On January 10, 2003, IKON terminated the Lease and paid $23,901 to acquire the properties.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of December 31, 2002, the Company had $264,525 available under lines of credit and $26,041 available under standby letters of credit. All commitments expire within one year.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2003, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

Pending Accounting Changes

In June 2002, the FASB approved SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses accounting for costs to terminate contracts that are not capital leases, costs to consolidate facilities or relocate employees and termination benefits. SFAS 146 requires that the fair value of a liability for penalties for early contract termination be recognized when the entity effectively terminates the contract. The fair value of a liability for other contract termination costs should be recognized when an entity ceases using the rights conveyed by the contract. The liability for one-time termination benefits should be accrued ratably over the future service period based on when employees are entitled to receive the benefits and a minimum retention period. SFAS 146 will be effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 will not have a material impact on our consolidated financial statements.

In December 2002, the FASB approved SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FAS 123”. SFAS 148 provides transitional guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 also requires additional disclosures that are incremental to those required by SFAS 123 and requires certain disclosures in an entity’s interim financial statements. The transitional and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 148 on our consolidated financial statements.

In November 2002, the FASB approved FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 45 on our consolidated financial statements.

In January 2003, the FASB approved FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements of FIN 46 are effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 are effective immediately for all VIE’s created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE’s created before February 1, 2003. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of FIN 46 on our consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Finance subsidiaries’ long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Foreign Exchange Risk. The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. Additional disclosures regarding foreign exchange risk are set forth in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On October 24, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated October 24, 2002 regarding its results for the fiscal year 2002 and the fourth quarter of fiscal 2002.

On November 4, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, a copy of an employment agreement for Matthew J. Espe, President and Chief Executive Officer of the Registrant.

On November 5, 2002, the Company filed a Current Report on Form 8-K to file, under Item 9 of the Form, certain information, Unaudited Consolidated Statements of Cash Flow, certain segment data and certain presentation materials, that were to be furnished to analysts and investors at the Company’s Analyst and Investor Conference held on November 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date:	February 14, 2003	/s/ William S. Urkiel
William S. Urkiel Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Matthew J. Espe, President and Chief Executive Officer of IKON Office Solutions, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IKON Office Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Matthew J. Espe
Matthew J. Espe President and Chief Executive Officer

I, William S. Urkiel, Senior Vice President and Chief Financial Officer of IKON Office Solutions, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IKON Office Solutions, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information contained in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ William S. Urkiel
William S. Urkiel Senior Vice President and Chief Financial Officer