Form 10-Q
period 2003-03-31
IKON OFFICE SOLUTIONS INC
filed 2003-05-15
CIK 3370

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q
                        ---------------------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

[ ]  Transition  report  pursuant  to Section  13 or 15(d) of the  Securities
Exchange  Act of 1934 for the transition period from            to


                          Commission file number 1-5964
                        ---------------------------------


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


       Registrant's telephone number, including area code: (610) 296-8000
          ------------------------------------------------------------
               Former name, former address and former fiscal year,
                       if changed since last report: None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X       No
   ------      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X       No
   -----      ------
                      Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2003:

Common Stock, no par value                               144,802,046 shares
================================================================================

                           IKON Office Solutions, Inc.

                                      INDEX



PART I.  FINANCIAL INFORMATION


        Item 1. Condensed Consolidated Financial Statements

                Consolidated Balance Sheets--March 31, 2003 (unaudited) and September 30, 2002

                Consolidated Statements of Income--Three and six months ended March 31, 2003 and 2002 (unaudited)

                Consolidated Statements of Cash Flows--Six months ended March 31, 2003 and 2002 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Item 4. Controls and Procedures


PART II.  OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K


SIGNATURES



                           FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. ("we", "us", "our", "IKON", or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These "forward-looking" statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from our productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; and the Company's ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such "forward-looking" statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to "we", "us", "our", "IKON", or the "Company" refer to IKON and its subsidiaries unless the context specifically requires otherwise.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, are intended to identify "forward-looking" statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligations and does not intend to update these "forward-looking" statements.

In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail herein): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and/or to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

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

Vendor Relationships. IKON's access to equipment, parts and supplies depends upon its relationships with, and its ability to purchase equipment on competitive terms from its principal vendors, Canon and Ricoh. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON's ability to sell and lease equipment as well as its ability to provide effective service and technical support. If IKON lost one of these vendors, or if one of the vendors ceased operations, IKON would be forced to expand its relationship with the other vendor, seek out new relationships with other vendors or risk a loss in market share due to diminished product offerings and availability.

Financing Business. A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON's business could be adversely affected, as IKON's customers could seek to lease equipment from competitors offering more favorable leasing terms. For the second quarter ended March 31, 2003, approximately 79% of equipment sold by IKON in North America was financed through IOS Capital, LLC ("IOSC"), IKON's captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, including revolving asset securitization conduit arrangements, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. In particular, on May 1, 2003 Moody's Investor Services lowered the Company's senior unsecured credit rating from Baa2 to Baa3 and maintained our ratings under review for further downgrade. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by both Standard and Poor's, (BBB-, with a stable outlook) and Moody's Investor Services (Baa3, with our ratings under review), any negative changes to our credit ratings, including any further downgrades, could reduce and/or foreclose our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

Liquidity. During fiscal 2002 we obtained a new $300,000,000 unsecured credit facility (the "Credit Facility") with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility contractually matures on May 24, 2005. Unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined)
or  has  not  redeemed  or  defeased  IOSC's  9.75%  Notes  due  June  15,  2004
($240,500,000 outstanding at March 31, 2003), all loans under the Credit Facility will mature on December 15, 2003. As a result of any such maturity, the Company may be required to seek additional sources of financing. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

Productivity Initiatives. IKON's ability to improve its profit margins is largely dependent on the success of its productivity initiatives to streamline its infrastructure. Such initiatives are aimed at making IKON more profitable and competitive in the long-term and include initiatives such as centralized credit and purchasing, shared services and the implementation of e-IKON, a comprehensive, multi-year initiative designed to web-enable IKON's information technology infrastructure. IKON's ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors outside the control of IKON. Our failure to successfully implement these productivity initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

International Operations. IKON operates in 8 countries outside of the United States. Approximately 14% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our results of operations. IKON's future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-a-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

New Product Offerings. Our business is driven primarily by customers' needs and demands and by the products developed and manufactured by third parties. Because IKON distributes products developed and manufactured by third parties, IKON's business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if IKON cannot sell these products at competitive prices. IKON cannot be certain that its suppliers will permit IKON to distribute their newly developed products, or that such products will meet our customers' needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over IKON. To successfully compete, IKON must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish IKON from its competitors. Failure to execute these strategies successfully could result in reduced market share for IKON or could have an adverse impact on its results of operations.

                                                  PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                           IKON Office Solutions, Inc.
                           Consolidated Balance Sheets
                                                                                              March 31,
                                                                                                2003             September 30,
(in thousands)                                                                               (unaudited)              2002
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------
Assets
Cash and cash equivalents                                                              $            186,990  $           271,816
Restricted cash                                                                                     110,899              116,077
Accounts receivable, less allowances of:  March 31, 2003 - $14,947;
   September 30, 2002 - $14,251                                                                     601,148              568,635
Finance receivables, less allowances of:  March 31, 2003 - $19,661;
   September 30, 2002 - $20,352                                                                   1,170,299            1,198,357
Inventories                                                                                         281,568              318,214
Prepaid expenses and other current assets                                                            92,810               82,880
Deferred taxes                                                                                       65,422               65,264
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------
Total current assets                                                                              2,509,136            2,621,243
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------

Long-term finance receivables, less allowances of:  March 31, 2003 -
   $36,512;  September 30, 2002 - $37,796                                                         2,283,673            2,231,490

Equipment on operating leases, net of accumulated depreciation of:
    March 31, 2003 - $93,730; September 30, 2002 - $92,741                                          102,089               99,639

Property and equipment, net of accumulated depreciation of:
    March 31, 2003 - $307,241;  September 30, 2002 - $306,370                                       208,141              202,863

Goodwill, net                                                                                     1,232,894            1,235,418

Other assets                                                                                         67,416               67,145
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------
Total Assets                                                                           $          6,403,349  $         6,457,798
====================================================================================== == ================== == =================

Liabilities and Shareholders' Equity
Current portion of long-term debt, excluding finance subsidiaries                      $              8,553  $            11,484
Current portion of long-term debt of finance subsidiaries                                         1,571,150            1,312,034
Notes payable                                                                                         1,613                7,162
Trade accounts payable                                                                              194,907              232,120
Accrued salaries, wages and commissions                                                              93,656              127,643
Deferred revenues                                                                                   139,931              161,484
Other accrued expenses                                                                              286,793              300,937
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------
Total current liabilities                                                                         2,296,603            2,152,864
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------

Long-term debt, excluding finance subsidiaries                                                      566,892              594,351

Long-term debt of finance subsidiaries                                                            1,218,477            1,495,827

Deferred taxes                                                                                      515,353              479,401

Other long-term liabilities                                                                         196,827              200,409

Commitments and contingencies

Shareholders' Equity
Common stock, no par value:  authorized 300,000 shares; issued:  March
  31, 2003-149,971 shares; September 30, 2002-150,003 shares;
  outstanding:  March 31, 2003-144,658 shares; September 30, 2002-
  144,024 shares                                                                                  1,014,163            1,015,177
Series 12 preferred stock, no par value:  authorized 480 shares; none issued or outstanding
Unearned compensation                                                                               (3,169)              (1,981)
Retained earnings                                                                                   656,133              595,722
Accumulated other comprehensive loss                                                               (37,346)             (50,805)
Cost of common shares in treasury:  March 31, 2003-4,652 shares;
   September 30, 2002-5,286 shares                                                                 (20,584)             (23,167)
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------
Total Shareholders' Equity                                                                        1,609,197            1,534,946
-------------------------------------------------------------------------------------- -- ------------------ -- -----------------

Total Liabilities and Shareholders' Equity                                             $          6,403,349  $         6,457,798
====================================================================================== == ================== == =================

See notes to condensed consolidated financial statements.

                           IKON Office Solutions, Inc.
                        Consolidated Statements of Income
                                   (unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                               March 31,                           March 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                2003              2002              2003               2002
------------------------------------------------------------------------------------------------------------------------
Revenues
Net sales                                        $       553,308   $        591,441  $      1,080,070   $     1,160,438
Services                                                 504,608            535,077         1,019,911         1,083,407
Finance income                                            97,008             93,656           191,907           186,778
------------------------------------------------------------------------------------------------------------------------
                                                       1,154,924          1,220,174         2,291,888         2,430,623
------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
Cost of goods sold                                       368,726            390,680           708,189           765,027
Services costs                                           301,886            322,177           612,104           650,414
Finance interest expense                                  36,644             36,995            75,663            78,160
Selling and administrative                               377,900            400,660           761,694           801,545
------------------------------------------------------------------------------------------------------------------------
                                                       1,085,156          1,150,512         2,157,650         2,295,146
------------------------------------------------------------------------------------------------------------------------

Operating income                                          69,768             69,662           134,238           135,477
Interest expense, net                                     11,259             14,085            23,568            28,596
------------------------------------------------------------------------------------------------------------------------
Income before taxes on income                             58,509             55,577           110,670           106,881
Taxes on income                                           22,087             20,286            41,778            39,012
------------------------------------------------------------------------------------------------------------------------
Net income                                       $        36,422   $         35,291  $         68,892   $        67,869
------------------------------------------------------------------------------------------------------------------------



Basic earnings per common share                  $          0.25   $           0.25  $           0.48   $          0.48

Diluted earnings per common share                $          0.23   $           0.24  $           0.44   $          0.46

Cash dividends per common share                  $          0.04   $           0.04  $           0.08   $          0.08






See notes to condensed consolidated financial statements.

                           IKON Office Solutions, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                     Six Months Ended
                                                                                                         March 31,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net income                                                                               $         68,892   $         67,869
   Additions (deductions) to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                                51,037             56,772
          Amortization                                                                                 4,628              7,319
          Provision for losses on accounts receivable                                                  4,940              6,344
          Provision for deferred income taxes                                                         35,794             21,188
          Provision for lease default reserves                                                        36,715             34,312
          Changes in operating assets and liabilities, net of effects from acquisitions and divestitures:
                  (Increase) decrease in accounts receivable                                        (27,878)             36,746
                  Decrease (increase) in inventories                                                  28,901            (30,065)
                  Increase in prepaid expenses and other current assets                              (5,267)             (6,432)
                  (Decrease) increase in accounts payable, deferred revenues and accrued
                    expenses                                                                       (109,433)             2,288
                  Decrease in accrued restructuring                                                  (7,133)            (10,504)
          Other                                                                                       23,389              8,306
--------------------------------------------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                                          104,585            194,143
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Expenditures for property and equipment                                                          (49,398)            (48,657)
   Expenditures for equipment on operating leases                                                   (31,634)            (39,497)
   Proceeds from sale of property and equipment                                                        7,669             18,789
   Proceeds from sale of equipment on operating leases                                                 7,062              6,977
   Finance receivables - additions                                                                 (802,617)           (764,760)
   Finance receivables - collections                                                                 758,993            710,305
   Other                                                                                             (3,626)             (5,488)
--------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in investing activities                                            (113,551)           (122,331)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of long-term debt                                                            8,777              2,261
   Short-term (repayments) borrowings, net                                                          (13,724)            115,584
   Long-term debt repayments                                                                        (40,266)            (9,090)
   Finance subsidiaries' debt - issuances                                                            578,625            404,021
   Finance subsidiaries' debt - repayments                                                         (604,672)          (557,100)
   Dividends paid                                                                                   (11,545)           (11,401)
   Decrease in restricted cash                                                                         5,178              3,127
   Proceeds from option exercises and sale of treasury shares                                          1,400              4,881
   Purchase of treasury shares and other                                                               (493)              (258)
--------------------------------------------------------------------------------------------------------------------------------
                  Net cash used in financing activities                                             (76,720)           (47,975)
--------------------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash and cash equivalents                                          860                506
--------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                                (84,826)             24,343
Cash and cash equivalents at beginning of year                                                       271,816             80,351
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $        186,990   $        104,694
--------------------------------------------------------------------------------------------------------------------------------



See notes to condensed consolidated financial statements.

                           IKON Office Solutions, Inc.
              Notes to Condensed Consolidated Financial Statements
                    (in thousands, except per share amounts)
                                   (unaudited)


Note 1: Basis of Presentation and Significant Accounting Policies
        ---------------------------------------------------------

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the "Company", "we", or "our") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

Significant Accounting Policies

The  following  provides  additional   information   regarding  our  significant
accounting policies contained in note 1 of the Company's Annual Report on Form 10-K for the year ended September 30, 2002:

Accounting for Stock-based Compensation

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - an amendment to SFAS 123" ("SFAS 148"). SFAS 148 requires additional disclosures that are incremental to those required by SFAS 123 and requires the following disclosures in the Company's interim financial statements.

As permitted by SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") we continue to account for our stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders' equity. A plan for our non-employee directors enables participants to receive their annual directors' fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors' fees and is charged to expense.

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2003 and 2002, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:



                                                     Three Months Ended       Six Months Ended
                                                          March 31,              March 31,
                                                   ------------------------------------------------
                                                       2003        2002        2003        2002
                                                     ---------- ----------- ----------- -----------
Net income as reported                              $   36,422 $    35,291 $    68,892 $    67,869
Pro forma effect                                        (1,404)     (1,576)     (2,849)     (2,740)
                                                     ---------- ----------- ----------- -----------
               Net income as adjusted               $   35,018 $    33,715 $    66,043 $    65,129
                                                     ---------- ----------- ----------- -----------

Basic earnings per common share:
     As reported                                    $     0.25 $      0.25 $      0.48 $      0.48
     Pro forma effect                                    (0.01)      (0.01)      (0.02)      (0.02)
                                                     ---------- ----------- ----------- -----------
               As adjusted                          $     0.24 $      0.24 $      0.46 $      0.46
                                                     ---------- ----------- ----------- -----------

Diluted earnings per common share
     As reported                                    $     0.23 $      0.24 $      0.44 $      0.46
     Pro forma effect                                    (0.01)      (0.01)      (0.02)      (0.02)
                                                     ---------- ----------- ----------- -----------
               As adjusted                          $     0.22 $      0.23 $      0.42 $      0.44
                                                     ---------- ----------- ----------- -----------


Note 2:      Goodwill
             --------

The Company has identified the following reporting units and associated goodwill:

                                               IKON North
                             IKON North         America                         Business          Sysinct
                           America Copier     Outsourcing                       Imaging        (e-business
                              Business          Business        IKON Europe     Services        development)        Total
                           -----------------------------------------------------------------------------------------------------
Goodwill at
March 31, 2003                $854,383          $70,927         $295,577         $9,011           $2,996         $1,232,894


Changes in the goodwill balance since September 30, 2002 are attributable to foreign currency translation adjustments.

Note 3: Notes Payable, Lease-Backed Notes and Revolving Credit Facility
        ----------------------------------------------------------------

During the six months ended March 31, 2003, the Company repurchased $17,825 par value of its 6.75% bonds due in 2004, $9,360 par value of its 6.75% bonds due in 2025, and IOS Capital, LLC ("IOSC") repurchased $9,500 par value of its 9.75% notes due 2004 for $18,055, $7,440 and $9,598, respectively. As a result of these repurchases, the Company recognized a net gain, including the write-off of unamortized costs, of $1,250, which is included in interest expense, net in the consolidated statement of income.

During the six months ended March 31, 2003, IOSC repaid $474,782 of lease-backed notes.

At March 31, 2003, the Company had borrowings under its $300,000 unsecured credit facility of $140,900 and (pound)5,000. As discussed in Note 13, the Company repaid $140,900 of the borrowings under the unsecured credit facility in April 2003.

Note 4: Asset Securitization Conduit Financing
        ---------------------------------------
During the six months ended March 31, 2003, IOSC pledged or transferred $385,140 in financing lease receivables for $326,145 in cash in connection with its revolving asset securitization conduit financing agreements (the "Conduits"). As of March 31, 2003, IOSC had approximately $66,355 available under the Conduits.

Note 5: Comprehensive Income
        ---------------------

Total comprehensive income is as follows:

                                                                     Three Months Ended                    Six Months Ended
                                                                          March 31,                             March 31,
                                                             -------------------------------    ------------------------------------
                                                                     2003              2002              2003                2002
                                                             -------------     -------------    ----------------    ----------------
      Net income                                                    $ 36,422          $ 35,291           $ 68,892          $ 67,869
      Foreign currency translation adjustments                         6,670            (2,226)             6,461            (4,236)
      Gain on derivative financial instruments, net of tax
        expense of: $2,416 and $4,376 for the three months
        ended March 31, 2003 and 2002, respectively;
        $4,666 and $7,000 for the six months ended March
        31, 2003 and 2002, respectively                                3,623             6,564              6,998            10,501
                                                                    --------          --------           --------          --------

      Total comprehensive income                                    $ 46,715          $ 39,629           $ 82,351          $ 74,134
                                                                    ========          ========           ========          ========

The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $(17,729), $(2,445) and $(17,172), respectively, at March 31, 2003 and $(24,190), $(2,445) and $(24,170),
respectively, at September 30, 2002.



Note 6: Earnings Per Common Share
----------------------------------
The following table sets forth the computation of basic and diluted earnings per common share:


                                                               Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                         -------------------------------    -------------------------------
                                                             2003              2002             2003              2002
                                                         -------------     -------------    --------------    -------------
Numerator:
Numerator for basic earnings per common share -
   Net income                                                 $36,422           $35,291           $68,892          $67,869

Effect of dilutive securities:  Interest expense
   on convertible notes, net of tax                             2,302                               4,656
                                                         -------------     -------------    --------------    -------------
Numerator for diluted earnings per common
   share - net income plus assumed conversion                 $38,724           $35,291           $73,548          $67,869
                                                         -------------     -------------    --------------    -------------

Denominator:
Denominator for basic earnings per common share
   - weighted average common shares                           144,483           142,965           144,318          142,419

Effect of dilutive securities:
   Convertible notes                                           19,960                              19,960
   Employee stock awards                                          251               438               257              442
   Employee stock options                                       2,343             4,374             2,421            4,219
                                                         -------------     -------------    --------------    -------------
Dilutive potential common shares                               22,554             4,812            22,638            4,661
                                                         -------------     -------------    --------------    -------------

Denominator for diluted earnings per
   common share - adjusted weighted average
   common shares and assumed conversions                      167,037           147,777           166,956          147,080
                                                         -------------     -------------    --------------    -------------


Basic earnings per common share                                 $0.25             $0.25             $0.48            $0.48
                                                         =============     =============    ==============    =============
Diluted earnings per common share
                                                                $0.23             $0.24             $0.44            $0.46
                                                         =============     =============    ==============    =============


The Company accounts for the effect of its convertible notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the convertible notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the convertible notes is added back to net income.

Options to purchase 8,867 shares of common stock at $7.50 per share to $46.59 per share were outstanding during the second quarter of fiscal 2003 and options to purchase 3,449 shares of common stock at $12.76 per share to $46.59 per share were outstanding during the second quarter of fiscal 2002, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Options to purchase 8,867 shares of common stock at $7.50 per share to $46.59 per share were outstanding during the first six months of fiscal 2003 and options to purchase 6,714 shares of common stock at $11.45 per share to $46.59 per share were outstanding during the first six months of fiscal 2002, but were not included in the computation of diluted earnings per common share because the options' prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 7: Segment Reporting
       ------------------

The table below presents segment information for the three months ended March 31, 2003 and 2002:

                                                    IKON
                                                    North           IKON
                                                   America         Europe          Other         Corporate          Total
                                                 -------------   ------------    ----------    --------------   --------------
Three Months Ended March 31, 2003
Net sales                                      $      483,135  $      70,086   $        87                    $       553,308
Services                                              454,424         45,171         5,013                            504,608
Finance income                                         91,264          5,744                                           97,008
Finance interest expense                               34,961          1,683                                           36,644
Operating income (loss)                               141,449          6,172          (753)  $      (77,100)           69,768
Interest expense, net                                                                               (11,259)          (11,259)
Income before taxes on income                                                                                          58,509

Three Months Ended March 31, 2002
Net sales                                      $      521,189  $      69,603   $       649                    $       591,441
Services                                              486,765         37,336        10,976                            535,077
Finance income                                         88,742          4,914                                           93,656
Finance interest expense                               35,334          1,661                                           36,995
Operating income (loss)                               157,694          5,400        (2,172)  $      (91,260)           69,662
Interest expense, net                                                                               (14,085)          (14,085)
Income before taxes on income                                                                                          55,577




The table below presents segment information for the six months ended March 31, 2003 and 2002:

                                                    IKON
                                                    North           IKON
                                                   America         Europe          Other         Corporate          Total
                                                 -------------   ------------    ----------    --------------   --------------
Six Months Ended March 31, 2003
Net sales                                      $      943,253  $     136,632   $       185                   $      1,080,070
Services                                              918,232         90,908        10,771                          1,019,911
Finance income                                        180,585         11,322                                          191,907
Finance interest expense                               72,173          3,490                                           75,663
Operating income (loss)                               288,670         12,209          (878)  $     (165,763)          134,238
Interest expense, net                                                                               (23,568)          (23,568)
Income before taxes on income                                                                                         110,670

Six Months Ended March 31, 2002
Net sales                                      $    1,019,402  $     134,331   $     6,705                    $     1,160,438
Services                                              976,953         75,751        30,703                          1,083,407
Finance income                                        176,916          9,862                                          186,778
Finance interest expense                               74,632          3,528                                           78,160
Operating income (loss)                               297,600         10,951        (7,966)   $    (165,108)          135,477
Interest expense, net                                                                               (28,596)          (28,596)
Income before taxes on income                                                                                         106,881


During fiscal 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON's business. Due to the Company's organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates these corporate administrative charges to IKON North America. As a result, these costs are included in Corporate in the table above. In addition, a unit of our business imaging services operations which had been included in Other is now included in IKON North America consistent with the way management now views our segments for making operating decisions. Prior year amounts have been reclassified to conform with the current year presentation.

Note 8: Restructuring and Asset Impairment Charges
--------------------------------------------------

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory, and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows:
$955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON's infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company's telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company's technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax).

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "First Quarter 2000 Charge") of $105,340 ($78,479 after-tax). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON's overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the "Fourth Quarter 2000 Charge") of $15,789 ($12,353 after-tax). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax).

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:



                                              Fiscal        Fiscal       Fourth Quarter         Fiscal          First Quarter
                                               2002          2001         Fiscal 2000            2000            Fiscal 2000
Type of Charge                               Reversal       Charge           Charge            Reversal            Charge
---------------------------------------------------------------------------------------------------------------------------------
Restructuring Charge:
   Severance                                   $ (7,418)     $ 26,500             $ 6,092         $ (1,784)              $16,389
   Leasehold termination costs                   (1,667)        5,534               6,685          (13,426)               33,691
   Contractual commitments                       (1,412)        2,466                 641             (751)                3,712
---------------------------------------------------------------------------------------------------------------------------------
      Total Restructuring Charge                (10,497)       34,500              13,418          (15,961)               53,792
---------------------------------------------------------------------------------------------------------------------------------

Asset Impairment Charge:
   Fixed assets                                                 6,906               2,371                                 12,668
   Goodwill and intangibles                                    22,176                                                     38,880
---------------------------------------------------------------------------------------------------------------------------------
      Total Asset Impairment Charge                            29,082               2,371                                 51,548
---------------------------------------------------------------------------------------------------------------------------------

      Total                                    $(10,497)     $ 63,582             $15,789         $(15,961)            $ 105,340
---------------------------------------------------------------------------------------------------------------------------------


The Company calculated the asset and goodwill impairments as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the "Charges") from September 30, 2002 to the balance remaining at March 31, 2003, which is included in other accrued expenses in the consolidated balance sheets:

                                         Balance        Payments        Balance
                                      September 30,      Fiscal        March 31,
  Fiscal 2001 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------
  Severance                              $  7,799      $(3,991)           $ 3,808

  Leasehold termination costs               2,251         (824)             1,427

  Contractual commitments                      30                              30
  -------------------------------------------------------------------------------
     Total                               $ 10,080      $(4,815)            $5,265
  -------------------------------------------------------------------------------





                                         Balance        Payments        Balance
  Fourth Quarter                      September 30,      Fiscal        March 31,
  Fiscal 2000 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------

  Severance                              $ 112       $ (103)               $ 9

  Leasehold termination costs            2,948       (1,249)             1,699
  -------------------------------------------------------------------------------
     Total                              $3,060     $ (1,352)            $1,708
  -------------------------------------------------------------------------------






                                         Balance        Payments        Balance
  First Quarter                       September 30,      Fiscal        March 31,
  Fiscal 2000 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------

  Severance                               $ 355        $(114)             $ 241
  Leasehold termination costs             1,614         (852)               762
  -------------------------------------------------------------------------------
     Total                              $ 1,969        $(966)            $1,003
  -------------------------------------------------------------------------------


The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments               FY 2003       FY 2004           FY 2005         FY 2006         Total
--------------------------------------------------------------------------------------------------------------------


Severance                                   $ 2,510         $1,221              $ 77                        $ 3,808
Leasehold termination costs                     583            557               244        $  43             1,427
Contractual commitments                          30                                                              30
--------------------------------------------------------------------------------------------------------------------
   Total                                     $3,123         $1,778             $ 321        $  43           $ 5,265
--------------------------------------------------------------------------------------------------------------------

Fourth Quarter Fiscal 2000
Projected Payments                      FY 2003       FY 2004      FY 2005      FY 2006      Beyond         Total
--------------------------------------------------------------------------------------------------------------------

Severance                                   $ 9                                                                $  9
Leasehold termination costs                  50         $825         $429         $239         $156           1,699
--------------------------------------------------------------------------------------------------------------------
   Total                                    $59         $825         $429        $ 239         $156         $ 1,708
--------------------------------------------------------------------------------------------------------------------

First Quarter Fiscal 2000
Projected Payments                      FY 2003       FY 2004      FY 2005        Total
-----------------------------------------------------------------------------------------

Severance                                 $ 241                                   $  241
Leasehold termination costs                 203         $340         $219            762
-----------------------------------------------------------------------------------------
   Total                                   $444         $340         $219        $ 1,003
-----------------------------------------------------------------------------------------


The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of March 31, 2003 was $621, $4,487 and $3,827 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

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

Note 9: Synthetic Leases
        ----------------

On November 21, 2001,  IKON entered into a synthetic  lease  agreement  totaling
$18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the "Corporate Lease"). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor's original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON's nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON's total funded debt to not exceed fifty percent of IKON's total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON's right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the property covered by the Corporate Lease on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of March 31, 2003 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 10, 2003, IKON terminated a synthetic lease agreement and paid $23,901 to acquire three properties under the lease. The Company previously recorded a reserve of $13,387 for the expected shortfall between the contractual obligation and the estimated fair value of the leased assets. The properties are currently for sale.

Note 10: Contingencies
         -------------

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management's estimate because of these uncertainties, the Company had accrued balances of $8,170 and $8,314 as of March 31, 2003 and September 30, 2002, respectively, for its environmental liabilities, and the accrual is based on management's best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company's consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheet as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties ("PRP's") at sites located in Barkhamsted, CT and Rockford, IL. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP's agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the six months ended March 31, 2003 and 2002, the Company did not incur any expenses for environmental capital projects. During the six months ended March 31, 2003 and 2002, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the six months ended March 31, 2003 and 2002, these expenses were $228 and $2,076, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker's compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company ("B&T"). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker's compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker's compensation trust to handle the administration of all black lung and worker's compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker's compensation claims. As of March 31, 2003 and September 30, 2002, the Company's accrual for black lung and worker's compensation liabilities related to B&T was $16,023 and $16,734, respectively.

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

Note 11: Financial Instruments
         ---------------------

As of March 31, 2003, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2003, unrealized gains totaling $6,998 after taxes, were recorded in accumulated other comprehensive loss.

Note 12: Pending Accounting Changes
         --------------------------

In January 2003, the FASB approved FASB Interpretation Number ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements were effective for financial statements issued after January 31, 2003. The remaining provisions are effective immediately for all VIE's created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE's created before February 1, 2003. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of this interpretation on our consolidated financial statements.

In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in contracts and for hedging activities under SFAS 133. In particular, SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and implementation issues raised in connection with the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with the exception of implementation issues that have been effective under other pronouncements for fiscal quarters that began prior to June 15, 2003, which should be applied in accordance with their respective effective dates. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 149 on our consolidated financial statements.

Note 13:  Subsequent Events
          -----------------

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOS Capital) issued Series 2003-1 Lease-Backed Notes (the "2003 Notes") as described below:



                                              Principal                                Stated
                                Issuance       Issuance                               Maturity
     Series         Notes         Date          Amount         Interest Rate            Date
----------------------------------------------------------------------------------------------------

  2003-1        Class A-1      04/23/03           $253,200              1.30813%          May 2004
                Class A-2      04/23/03             26,700                 1.68%     November 2005
                Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
                Class A-3b     04/23/03            206,400                 2.33%     December 2007
                Class A-4      04/23/03            159,385                 3.27%         July 2011
----------------------------------------------------------------------------------------------------
                               Total              $852,085
----------------------------------------------------------------------------------------------------


Proceeds from the issuance of the 2003 Notes were used to make payments on the Company's Conduits, repay $140,900 of unsecured credit facility borrowings and increase the Company's cash balance.

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the "short cut" method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar and share amounts are in thousands.

IKON Office Solutions, Inc. ("IKON" or the "Company") is a leading provider of products and services that help businesses manage document workflow and increase efficiency. IKON provides customers with total business solutions for every office, production and outsourcing need, including copiers and printers, color solutions, distributed printing, facilities management, imaging and legal document solutions, as well as network design and consulting and e-business development. IKON has locations worldwide, including locations in the United States, Canada, Mexico and Europe. References herein to "we", "us" or "our" refer to IKON and its subsidiaries unless the context specifically requires otherwise.

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

Revenue Recognition. We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and "delivery and acceptance" certificate. The "delivery and acceptance" certificate confirms that the product has been delivered, installed, accepted, is in good condition, and is satisfactory. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. Generally, the Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

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

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price list. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size, and costs of financing. The equipment revenue is compared to the national price list. If the equipment revenue falls within the price range per the national price list, no adjustment is required. If the equipment revenue is not within the price range per the national price list, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price list.

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

Residual Values. IKON estimates the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment. Residual values generally range between 0% to 22% of MSRP, depending on equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment.

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

                        Three Months Ended March 31, 2003
                Compared to the Three Months Ended March 31, 2002

Results of operations for the second quarter of fiscal 2003, compared to the second quarter of fiscal 2002, were as follows:

Our second quarter revenues decreased by $65,250, or 5.3%, compared to the second quarter of fiscal 2002. Of this decrease, $37,082 resulted from the impact of our actions to exit, sell or downsize certain non-strategic businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002. Excluding the impact of these actions, revenues for the quarter were down approximately 2.4%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $38,133, or 6.4%, compared to the second quarter of fiscal 2002. Approximately two-thirds of the decrease, or $24,325, was attributable to a decline in sales of technology-related hardware. The Company has been de-emphasizing this low-margin revenue stream, choosing instead to redirect its technical capabilities to support the growing service opportunities in document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 2.4%. Revenues from sales of copier/printer equipment decreased by 2.2%, or $9,315, compared to the second quarter of fiscal 2002 due to a soft economy and delays in large purchasing decisions by our customers. In addition, we encountered some changes in sales mix during the second quarter of 2003, with sales of segment 1-4 copiers/printers (equipment with minimum page output of less than 70 pages per minute) declining less than sales of segment 5 and 6 copiers/printers (equipment with minimum page output of more than 70 pages per minute). For example, there was increased demand for lower-priced segment 4 copiers/printers with new, enhanced features over higher-end segment 5 devices during the quarter. Services, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $30,469, or 5.7%, compared to the second quarter of fiscal 2002. Revenues from the servicing of copier/printer equipment decreased by approximately 3.4%, or $9,928, compared to the prior year primarily due to lower average pricing and a slowdown in copy volumes of segment 1 through 4 devices as a result of continuing economic uncertainty. These decreases are partially offset by copy volume growth in color and segment 5 and 6 devices. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for $12,757 of the total services revenue decline. Excluding the impact of these actions, outsourcing and other services decreased approximately 3.4% compared to the prior year. The decrease in revenue from outsourcing and other services was due to customers' business downsizing, customers' decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services.

Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOS Capital, LLC ("IOSC"), IKON's leasing subsidiary in the United States, accounted for approximately 89% of IKON's finance income for the second quarter of fiscal 2003. Finance income increased by $3,352, or 3.6%, compared to the second quarter of fiscal 2002, primarily due to growth in the lease portfolio.

Overall gross margin increased to 38.8% for the second quarter of fiscal 2003, compared to 38.5% for the second quarter of fiscal 2002. The gross margin on net sales decreased to 33.4% from 33.9% in the second quarter of fiscal 2002, primarily due to the shift in the sales mix of copier/printer equipment sold during the period which is partially offset by lower sales of lower-margin technology hardware. The gross margin on services increased to 40.2% from 39.8% in the second quarter of fiscal 2002. The gross margin on finance income increased to 62.2% from 60.5% in the second quarter of fiscal 2002, primarily due to the effect of lower average borrowing rates compared to the second quarter of fiscal 2002. The average financing rate on our lease receivables was approximately 10.9% at March 31, 2003 and 2002. Additionally, our finance subsidiaries average cost of debt was approximately 5.4% and 6.2% as of March 31, 2003 and 2002, respectively.

Selling and administrative expense as a percentage of revenue was 32.7% in the second quarter of fiscal 2003 compared to 32.8% in the second quarter of fiscal 2002, representing a decrease of $22,760, or 5.7%. The decrease was primarily due to approximately $15,700 from improved productivity, centralization and consolidation initiatives including headcount reductions and approximately $5,200 from the downsizing or elimination of unprofitable businesses. In addition, the Company incurred $10,200 of increased pension costs and higher expenses incurred as part of the Company's e-IKON initiative, which were partially offset by a $6,100 decline in expenses related to performance compensation costs. In the second quarter of fiscal 2002, the Company recorded a charge of $6,000 related to the expected settlement of a legal matter.

Our operating income increased by $106 compared to the second quarter of fiscal 2002. Our operating margin was 6.0% in the second quarter of fiscal 2003 compared to 5.7% in the second quarter of fiscal 2002. Operating margin is calculated as operating income divided by total revenue.

Interest expense, net was $11,259 in the second quarter of fiscal 2003 compared to $14,087 in the second quarter of fiscal 2002. The decrease was due to lower average outstanding debt and net gains, including the write-off of unamortized costs, of $1,348 recognized as a result of the Company's repurchase of $17,825 par value of 6.75% bonds due in 2004 and $9,360 par value of 6.75% bonds due in 2025 for $18,055 and $7,440, respectively.

The effective income tax rate was 37.75% in the second quarter of fiscal 2003 compared to 36.5% in the second quarter of fiscal 2002. The increase in the effective tax rate is primarily attributable to an increase in our state tax rate and our inability to record tax benefits from losses incurred in certain foreign jurisdictions.

Diluted earnings per common share were $0.23 in the second quarter of fiscal 2003 compared to $0.24 in the second quarter of fiscal 2002. The diluted earnings per common share calculation for the second quarter of fiscal 2003 reflects the impact of the 5% Convertible Subordinated Notes (the "Convertible Notes") due 2007 issued by IOSC on May 13, 2002. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Review of Business Segments
---------------------------

During fiscal 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON's business. Due to the Company's organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates these corporate administrative charges to IKON North America. As a result, these costs are included in Corporate. In addition, a unit of our business imaging services operations which had been included in Other is now included in IKON North America consistent with the way management now views our segments for making operating decisions. Prior year amounts have been reclassified to conform to the current year presentation.

IKON North America
Net sales decreased by $38,054, or 7.3%, to $483,135 in the second quarter of fiscal 2003 from $521,189 in the second quarter of fiscal 2002. Approximately $22,400 of the decrease was due to a decline in sales of technology-related hardware reflecting our strategy to de-emphasize certain low margin products. The remaining decrease was due to declines in supplies and sales of copier/printer equipment which have been impacted by a slower economy, delayed purchasing decisions by our customers and changes in sales mix as a result of new, lower-priced technologies. Service revenues decreased by $32,341, or 6.6%, to $454,424 in the second quarter of fiscal 2003 from $486,765 in the second quarter of fiscal 2002. Approximately $15,500 of the decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately $6,800 was due to the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers' business downsizing, customer's decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. The decrease in revenues from the servicing of copier/printer equipment was primarily due to lower average pricing and a slowdown in copy volumes of segment 1 through 4 devices as a result of continuing economic uncertainty. These decreases are partially offset by copy volume growth in color and segment 5 and 6 devices. Finance income increased by $2,522, or 2.8%, to $91,264 in the second quarter of fiscal 2003, from $88,742 in the second quarter of fiscal 2002 primarily due to growth in the lease portfolio compared to the second quarter of fiscal 2002. Operating income decreased by $16,245, or 10.3%, to $141,449 in the second quarter of fiscal 2003 from $157,694 in the second quarter of fiscal 2002. The decrease was due to lower gross margins, which were partially offset by lower selling and administrative costs as discussed above.

IKON Europe
Net sales increased by $483, or 0.7%, to $70,086 in the second quarter of fiscal 2003 from $69,603 in the second quarter of fiscal 2002. This primarily resulted from a decrease in sales of copier/printer equipment of approximately $8,000 and a decrease in technology-related hardware of approximately $1,355, offset by an increase in revenue due to strengthened foreign currencies. Services increased by $7,835, or 21.0%, to $45,171 in the second quarter of fiscal 2003 from $37,336 in the second quarter of fiscal 2002. This increase was due to growth in equipment services and outsourcing and other services of approximately $2,000 combined with an increase due to strengthened foreign currencies. Finance income increased by $830, or 16.9%, to $5,744 in the second quarter of fiscal 2003 from $4,914 in the second quarter of fiscal 2002. Operating income increased by $772, or 14.3%, to $6,172 in the second quarter of fiscal 2003 from $5,400 in the second quarter of fiscal 2002 due to infrastructure improvements.

Other
Net sales decreased by $562, or 86.7%, to $87 in the second quarter of fiscal 2003 from $649 in the second quarter of fiscal 2002. Services decreased by $5,963, or 54.3%, to $5,013 in the second quarter of fiscal 2003 from $10,976 in the second quarter of fiscal 2002. These declines are primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $753 in the second quarter of fiscal 2003 compared to an operating loss of $2,172 in the second quarter of fiscal 2002. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic businesses.

                         Six Months Ended March 31, 2003
                 Compared to the Six Months Ended March 31, 2002

Results of operations for the six months ended March 31, 2003, compared to the six months ended March 31, 2002, were as follows:

Our revenues for the six months ended March 31, 2003 decreased by $138,735, or 5.7%, compared to the six months ended March 31, 2002. Of this decrease, $93,621 resulted from the impact of our actions to exit, sell or downsize certain non-strategic businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002. Excluding the impact of these actions, revenues for the six months ended March 31, 2003, were down approximately 1.9%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $80,368, or 6.9%, compared to the six months ended March 31, 2003. Approximately two-thirds of the decrease, or $52,462, was attributable to a decline in sales of technology-related hardware. The Company has been de-emphasizing this low-margin revenue stream, choosing instead to redirect its technical capabilities to support the growing service opportunities in document management and digital connectivity. Excluding the impact of technology-related hardware, net sales were down approximately 2.5%. Revenues from sales of copier/printer equipment decreased by 2.6%, or $21,376, due to a soft economy and delayed purchase decisions by our customers.

Services,   which  includes   revenues  from  the  servicing  of  copier/printer
equipment, outsourcing and other services, decreased by $63,496, or 5.9%, compared to the six months ended March 31, 2002. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for $41,159 of the total services revenue decline. Excluding the impact of these actions, outsourcing and other services decreased approximately 2.1% compared to the prior year due to customers' business downsizing, customer's decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal business and fewer commercial transactions that utilize such services. Revenues from the servicing of copier/printer equipment decreased by approximately 2.5% or $14,938, compared to the prior year primarily due to lower average pricing and a slowdown in copy volumes in segment 1 through 4 devices as a result of continuing economic uncertainty. These decreases are partially offset by copy volume growth in color and segment 5 and 6 devices.

Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOSC, IKON's leasing subsidiary in the United States, accounted for approximately 91% of IKON's finance income for the six months ended March 31, 2003. Finance income increased by $5,129, or 2.7%, compared to the six months ended March 31, 2002, primarily due to growth in the lease portfolio.

Overall gross margin increased to 39.1% for the six months ended March 31, 2003, compared to 38.6% for the six months ended March 31, 2002. The gross margin on net sales increased to 34.4% from 34.1% for the six months ended March 31, 2002. This increase was primarily due to lower sales of lower-margin technology hardware. The gross margin on services remained consistent at 40.0%. The gross margin on finance income increased to 60.6% from 58.2% during the six months ended March 31, 2003, primarily due to the effect of lower average borrowing rates compared to the six months ended March 31, 2002.

Selling and administrative expense as a percentage of revenue was 33.2% for the six months ended March 31, 2003 compared to 33.0% for the six months ended March 31, 2002, representing a decrease of $39,851, or 5.0%. The decrease was primarily due to approximately $29,400 from improved productivity, centralization and consolidation initiatives including headcount reductions and approximately $22,700 from the downsizing or elimination of unprofitable businesses. In addition, the Company incurred $24,300 of increased pension costs and higher expenses incurred as part of the Company's e-IKON initiative.

Our operating income decreased by $1,239 compared to the six months ended March 31, 2002. Our operating margin was 5.9% for the six months ended March 31, 2003 compared to 5.6% in the six months ended March 31, 2002.

Interest expense, net was $23,568 during the six months ended March 31, 2003 compared to $28,597 during the six months ended March 31, 2002. The decrease was due to lower average outstanding debt and net gains, including the write-off of unamortized costs, of $1,250 recognized as a result of the Company's repurchase of $17,825 par value of 6.75% bonds due in 2004, $9,360 par value of 6.75% bonds due in 2025 and $9,500 par value of 9.75% notes due 2004 for $18,055, $7,440, and $9,598, respectively.

The effective income tax rate was 37.75% during the six months ended March 31, 2003 compared to 36.5% during the six months ended March 31, 2002. The increase in the effective tax rate is primarily attributable to an increase in our state tax rate and our inability to record tax benefits from losses incurred in certain foreign jurisdictions.

Diluted earnings per common share were $0.44 for the six months ended March 31, 2003 compared to $0.46 for the six months ended March 31, 2002. The diluted earnings per common share calculation for the six months ended March 31, 2003 reflects the impact of the 5% Convertible Subordinated Notes (the "Convertible Notes") due 2007 issued by IOSC on May 13, 2002. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Review of Business Segments
---------------------------

IKON North America net sales decreased by $76,149, or 7.5%, to $943,253 during the six months ended March 31, 2003 from $1,019,402 during the six months ended March 31, 2002. Approximately $42,000 of the decrease was due to a decline in sales of technology-related hardware reflecting our strategy to de-emphasize certain low margin products. The remaining decrease was primarily due to declines in sales of copier/printer equipment due to a soft economy and delayed purchase decisions by our customers. Services decreased by $58,721, or 6.0%, to $918,232 during the six months ended March 31, 2003 from $976,953 during the six months ended March 31, 2002. Approximately $34,900 of the decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately $21,200 was due to the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers' business downsizing, customers' decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. The decrease in revenues from the servicing of copier/printer equipment was primarily due to lower average pricing and a slowdown in copy volumes of segment 1 through 4 devices as a result of continuing economic uncertainty. These decreases are partially offset by copy volume growth in color and segment 5 and 6 devices. Finance income increased by $3,669, or 2.1%, to $180,585 during the six months ended March 31, 2003, from $176,916 during the six months ended March 31, 2002 primarily due to growth in the lease portfolio compared to the six months ended March 31, 2002. Operating income decreased by $8,930, or 3.0%, to $288,670 during the six months ended March 31, 2003 from $297,600 during the six months ended March 31, 2002.

IKON Europe
Net sales increased by $2,301, or 1.7%, to $136,632 during the six months ended March 31, 2003 from $134,331 during the six months ended March 31, 2002. This primarily resulted from a decrease in sales of copier/printer equipment of approximately $9,000 and a decrease in technology-related hardware of approximately $4,000, offset by an increase in revenue due to strengthened foreign currencies. Services increased by $15,157, or 20.0%, to $90,908 during the six months ended March 31, 2003 from $75,751 during the six months ended March 31, 2002. This increase was due to growth in outsourcing and other services of approximately $5,000 combined with an increase due to strengthened foreign currencies. Finance income increased by $1,460, or 14.8%, to $11,322 during the six months ended March 31, 2003 from $9,862 during the six months ended March 31, 2002. Operating income increased by $1,258, or 11.5%, to $12,209 during the six months ended March 31, 2003 from $10,951 during the six months ended March 31, 2002 due to infrastructure improvements.


Other
Net sales decreased by $6,520, or 97.2%, to $185 during the six months ended March 31, 2003 from $6,705 during the six months ended March 31, 2002. Services decreased by $19,932, or 64.9%, to $10,771 during the six months ended March 31, 2003 from $30,703 during the six months ended March 31, 2002. These declines are primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $878 during the six months ended March 31, 2003 compared to an operating loss of $7,966 during the six months ended March 31, 2002. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic businesses.

Restructuring and Asset Impairment Charges
------------------------------------------

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company's telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory, and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows:

$955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON's infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company's telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company's technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the "Fiscal 2001 Charge") was $68,882 ($52,535 after-tax).

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the "First Quarter 2000 Charge") of $105,340 ($78,479 after-tax). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company's desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON's overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the "Fourth Quarter 2000 Charge") of $15,789 ($12,353 after-tax). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the "Fiscal 2000 Charge") of $105,168 ($78,940 after-tax).

In the fourth quarter of fiscal 2002, the Company reversed $10,497 ($6,823 after-tax) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:


                                              Fiscal        Fiscal       Fourth Quarter         Fiscal          First Quarter
                                               2002          2001         Fiscal 2000            2000            Fiscal 2000
Type of Charge                               Reversal       Charge           Charge            Reversal            Charge
---------------------------------------------------------------------------------------------------------------------------------
Restructuring Charge:
   Severance                                   $ (7,418)     $ 26,500             $ 6,092         $ (1,784)              $16,389
   Leasehold termination costs                   (1,667)        5,534               6,685          (13,426)               33,691
   Contractual commitments                       (1,412)        2,466                 641             (751)                3,712

---------------------------------------------------------------------------------------------------------------------------------
      Total Restructuring Charge                (10,497)       34,500              13,418          (15,961)               53,792

---------------------------------------------------------------------------------------------------------------------------------

Asset Impairment Charge:
   Fixed assets                                                 6,906               2,371                                 12,668
   Goodwill and intangibles                                    22,176                                                     38,880

---------------------------------------------------------------------------------------------------------------------------------
      Total Asset Impairment Charge                            29,082               2,371                                 51,548

---------------------------------------------------------------------------------------------------------------------------------

      Total                                    $(10,497)     $ 63,582             $15,789         $(15,961)            $ 105,340

---------------------------------------------------------------------------------------------------------------------------------



The Company calculated the asset and goodwill impairments as required by SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of." The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the "Charges") from September 30, 2002 to the balance remaining at March 31, 2003, which is included in other accrued expenses in the consolidated balance sheets:


                                         Balance        Payments        Balance
                                      September 30,      Fiscal        March 31,
  Fiscal 2001 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------
  Severance                              $ 7,799        $(3,991)         $ 3,808

  Leasehold termination costs              2,251           (824)           1,427

  Contractual commitments                     30                              30
  -------------------------------------------------------------------------------
     Total                              $ 10,080        $(4,815)          $5,265
  -------------------------------------------------------------------------------

                                         Balance        Payments        Balance
  Fourth Quarter                      September 30,      Fiscal        March 31,
  Fiscal 2000 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------

  Severance                               $ 112          $ (103)            $ 9

  Leasehold termination costs             2,948          (1,249)          1,699
  -------------------------------------------------------------------------------
     Total                               $3,060        $ (1,352)         $1,708
  -------------------------------------------------------------------------------


                                         Balance        Payments        Balance
  First Quarter                       September 30,      Fiscal        March 31,
  Fiscal 2000 Restructuring Charge         2002           2003            2003
  -------------------------------------------------------------------------------

  Severance                               $ 355          $(114)           $ 241
  Leasehold termination costs             1,614           (852)             762
  -------------------------------------------------------------------------------
     Total                              $ 1,969          $(966)          $1,003
  -------------------------------------------------------------------------------


The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments               FY 2003          FY 2004         FY 2005         FY 2006         Total
--------------------------------------------------------------------------------------------------------------------
Severance                                   $ 2,510         $1,221              $ 77                        $ 3,808
Leasehold termination costs                     583            557               244        $  43             1,427
Contractual commitments                          30                                                              30
--------------------------------------------------------------------------------------------------------------------
   Total                                     $3,123         $1,778             $ 321        $  43           $ 5,265
--------------------------------------------------------------------------------------------------------------------

Fourth Quarter Fiscal 2000
Projected Payments                       FY 2003       FY 2004      FY 2005      FY 2006      Beyond         Total
--------------------------------------------------------------------------------------------------------------------
Severance                                   $ 9                                                                $  9
Leasehold termination costs                  50         $825         $429         $239         $156           1,699
--------------------------------------------------------------------------------------------------------------------
   Total                                    $59         $825         $429        $ 239         $156         $ 1,708
--------------------------------------------------------------------------------------------------------------------

First Quarter Fiscal 2000
Projected Payments                       FY 2003       FY 2004      FY 2005        Total
-----------------------------------------------------------------------------------------
Severance                                 $ 241                                   $  241
Leasehold termination costs                 203         $340         $219            762
-----------------------------------------------------------------------------------------
   Total                                   $444         $340         $219        $ 1,003
-----------------------------------------------------------------------------------------

The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of March 31, 2003 was $621, $4,487 and $3,827 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

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

Financial Condition and Liquidity
---------------------------------

Net cash provided by operating activities for the first six months of fiscal 2003 was $104,584. During the same period, the Company used $113,551 of cash for investing activities, which included net finance subsidiary use of $43,624, capital expenditures for property and equipment of $49,398 and capital expenditures for equipment on operating leases of $31,634. Cash used in financing activities of $76,720, includes net repayments of $31,489 of non-finance subsidiaries' long-term debt, net repayments of $13,724 of short-term debt and net repayments of $26,047 of finance subsidiaries' debt.

Debt, excluding finance subsidiaries, was $577,058 at March 31, 2003, a decrease of $35,939 from the debt balance of $612,997 at September 30, 2002. During the second quarter of fiscal 2003, the Company repurchased $17,825 par value of 6.75% bonds due in 2004 and $9,360 par value of 6.75% bonds due in 2025 for $18,055 and $7,440, respectively. Excluding finance subsidiaries' debt, our debt to capital ratio was 26.4% at March 31, 2003 compared to 28.5% at September 30, 2002. Finance subsidiaries' debt is excluded from the calculation because a significant amount of this debt is backed by a portion of the lease receivables portfolio. Including finance subsidiaries' debt, our debt to capital ratio was 67.7% at March 31, 2003 compared to 69.0% at September 30, 2002.

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

In fiscal 2002, the Company obtained a $300,000 unsecured credit facility (the "Credit Facility"), which contractually matures on May 24, 2005. Unless the Company achieves certain ratings on its long and short term senior, unsecured debt (as defined) or has not redeemed or defeased IOSC's 9.75% Notes due June 15, 2004 ($240,500 outstanding at March 31, 2003), all loans under the Credit Facility will mature on December 15, 2003. As a result of any such maturity, the Company may be required to seek additional sources of financing. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON's leasing subsidiary in Canada. As of March 31, 2003, the Company had $140,900 and (pound)5,000 of borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of March 31, 2003, letters of credit supported by the Credit Facility amounted to $25,375. The amount available under the Credit Facility is determined by the level of certain of the Company's unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility for borrowings or additional letters of credit was $125,913 as of March 31, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. A financial covenant contained in the Credit Facility was modified in April 2003. Failure to be in compliance with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

As of March 31, 2003, finance subsidiaries' debt decreased by $18,234 from September 30, 2002. During the six months ended March 31, 2003, our finance subsidiaries repaid $604,672 of debt and received $578,625 from the issuance of debt instruments. During the six months ended March 31, 2003, IOSC repurchased $9,500 of 9.75% notes due June 15, 2004 for $9,598. As of March 31, 2003, IOSC,
IKON Capital, PLC and IKON Capital, Inc. had approximately $66,355, (pound)6,140 and CN$79,836 available under their revolving asset securitization conduit financing agreements (the "Conduits").

On May 1, 2003, Moody's Investor Services lowered the Company's senior unsecured credit rating from Baa2 to Baa3 and maintained our ratings under review for further downgrade. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by both Standard and Poor's, (BBB-, with a stable outlook) and Moody's Investor Services (Baa3, with our ratings under review), any negative changes to our credit ratings, including any further downgrades, could reduce and/or foreclose our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOS Capital) issued Series 2003-1 Lease-Backed Notes (the "2003 Notes") as described below:


                                             Principal                                Stated
                               Issuance       Issuance                               Maturity
   Series          Notes         Date          Amount         Interest Rate            Date
-------------- -------------- ------------ --------------- --------------------- -----------------

2003-1         Class A-1      04/23/03           $253,200              1.30813%          May 2004
               Class A-2      04/23/03             26,700                 1.68%     November 2005
               Class A-3a     04/23/03            206,400         LIBOR + 0.24%     December 2007
               Class A-3b     04/23/03            206,400                 2.33%     December 2007
               Class A-4      04/23/03            159,385                 3.27%         July 2011
-------------- -------------- ------------ --------------- --------------------- -----------------
                              Total              $852,085
-------------- -------------- ------------ --------------- --------------------- -----------------


Proceeds from the issuance of the 2003 Notes were used to make payments on the Company's Conduits, repay $140,900 of Credit Facility borrowings and increase the Company's cash balance.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the six months ended March 31, 2003, unrealized gains totaling $6,998 after taxes, were recorded in accumulated other comprehensive loss. As of March 31, 2003, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time, the Company may repurchase outstanding debt in open market and private transactions.

The  following  summarizes  IKON's  significant   contractual   obligations  and
commitments as of March 31, 2003:

                                                                            Payments due by
                                       -------------------------------------------------------------------------------------

                                                         March 31,         March 31,          March 31,
      Contractual Obligations              Total            2004             2006               2008           Thereafter
----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt, excluding
    Finance Subsidiaries                    $575,445            $8,553         $165,082                 $604       $401,206
Long-Term Debt of Finance
    Subsidiaries                           2,789,627         1,571,150          905,705              312,719             53
Notes Payable                                  1,613             1,613
Purchase Commitments                           4,528             2,994            1,534
Operating Leases                             502,600           137,034          192,644               95,251         77,671
Synthetic Leases                              18,484               132              264               18,088
-------------------------------------- -------------- ----------------- ---------------- -------------------- --------------

Total                                     $3,892,297        $1,721,476       $1,265,229             $426,662       $478,930
                                       -------------- ----------------- ---------------- -------------------- --------------

Payments on long-term debt of finance subsidiaries generally are made from collections on our finance receivables. At March 31, 2003, long-term debt of finance subsidiaries was $2,789,627 and finance receivables, net of allowances, were $3,453,972.

Purchase   commitments   represent   future   cash   payments   related  to  our
implementation of the Oracle e-business suite. Contractual obligations for software of $3,835 is included in fixed assets and accrued liabilities as of March 31, 2003. The remaining $693 is for other contractual obligations which will be either expensed or capitalized in accordance with Statement of Position 98-1 "Accounting for Costs of Computer Software Developed or Obtained for Internal Use."

On November 21, 2001,  IKON entered into a synthetic  lease  agreement  totaling
$18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the "Corporate Lease"). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor's original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON's nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON's total funded debt to not exceed fifty percent of IKON's total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON's right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the property covered by the Corporate Lease on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of March 31, 2003 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400.

On January 10, 2003, IKON terminated a synthetic lease agreement and paid $23,901 to acquire three properties under the lease. The Company previously recorded a reserve of $13,387 for the expected shortfall between the contractual obligation and the estimated fair value of the leased assets. The properties are currently for sale.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of March 31, 2003, the Company had $142,398 available under lines of credit and $25,697 available under standby letters of credit. All commitments expire within one year.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2003, including capital expenditures, dividends and the remaining accrued costs associated with the Company's restructuring charges.

Pending Accounting Changes
--------------------------

In January 2003, the FASB approved FASB Interpretation Number 46, ("FIN 46") "Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements were effective for financial statements issued after January 31, 2003. The remaining provisions are effective immediately for all VIE's created after January 31, 2003 and are effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE's created before February 1, 2003. The Company is currently evaluating the impact of the application of this interpretation, but does not expect a material impact from the application of this interpretation on our consolidated financial statements.

In April 2003, the FASB approved SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in contracts and for hedging activities under SFAS 133. In particular, SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and implementation issues raised in connection with the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with the exception of implementation issues that have been effective under other pronouncements for fiscal quarters that began prior to June 15, 2003, which should be applied in accordance with their respective effective dates. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 149 on our consolidated financial statements.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Finance subsidiaries' long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Foreign Exchange Risk. The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. Additional disclosures regarding foreign exchange risk are set forth in the Company's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company's disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls. Since the evaluation date referred to above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

Item 4:      Submission of Matters to a Vote of Security Holders

On February 25, 2003, the Company held its annual meeting of shareholders at which time eight directors were elected to hold office until the election of their successors. The Company's Non-Employee Director Compensation Plan and Employee Equity Incentive Plan were also approved.


                                                      For                     Against                       Withheld
                                             ---------------------    --------------------          ---------------------
   Judith M. Bell                                     123,566,963                                          10,902,464
   Philip E. Cushing                                  122,823,050                                          11,646,377
   Matthew J. Espe                                    128,478,494                                           5,990,933
   Thomas R. Gibson                                   122,822,517                                          11,646,909
   Richard A. Jalkut                                  123,844,415                                          10,625,011
   Arthur E. Johnson                                  123,917,610                                          10,551,816
   Kurt M. Landgraf                                   122,846,458                                          11,622,968
   Marilyn M. Ware                                    123,817,039                                          10,652,387
   Non-Employee Director Compensation Plan            108,384,097             23,570,694                    2,514,633
   Employee Equity Incentive Plan                     107,599,729             24,886,906                    1,982,791



Item 6: Exhibits and Reports on Form 8-K

a) Exhibits

4.1 First Amendment, dated as of February 28, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent.

4.2 Second Amendment, dated as of April 11, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent.

10.1 Amended and Restated Agreement dated as of March 28, 2003, relating to the Asset Backed Loan Agreement between RochFord, Inc., as Borrower, and IKON Capital PLC, as Originator and Servicer, and Park Avenue Receivables Corporation, as Conduit Lender, and Certain APA Banks and JP Morgan Chase Bank, as Funding Agent.


10.2 Amended and Restated Receivables Transfer Agreement dated as of March 31, 2003 among IKON Funding-3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent.

10.3 First Amendment, dated as of May 9, 2003, to the Amended and Restated Transfer Agreement, dated as of March 31, 2003, among IKON Funding -3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AB, New York Branch, as Administrative Agent.

99.1 Certification  Pursuant to 18 U.S.C.  Section 1850, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On January 24, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated January 23, 2003 regarding its results for the first quarter of fiscal 2003.

On February 26, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated February 25, 2003 regarding the election of Matthew J. Espe, President and CEO, to the additional position of Chairman of the Board.

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


IKON OFFICE SOLUTIONS, INC.




Date:   May 15, 2003                 /s/ William S. Urkiel
        -------------------          ----------------------
                                         William S. Urkiel
                                         Senior Vice President and
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Matthew J. Espe, Chairman and Chief Executive Officer of IKON Office Solutions, Inc., certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  Matthew J. Espe
----------------------
Matthew J. Espe
Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

/s/  William S. Urkiel
--------------------------------
William S. Urkiel
Senior Vice President and Chief Financial Officer