Form 10-Q
period 2003-06-30
IKON OFFICE SOLUTIONS INC
filed 2003-08-14
CIK 3370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to      .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization) P.O. Box 834, Valley Forge, Pennsylvania (Address of principal executive offices)	23-0334400 (I.R.S.Employer Identification No.) 19482 (Zip Code)

Registrant’s telephone number, including area code:    (610) 296-8000

Former name, former address and former fiscal year, if changed since last report:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]      No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   [X]      No  [   ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2003:

Common Stock, no par value                                                                                                                                                                                               146,333,770 shares

IKON Office Solutions, Inc.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Condensed Consolidated Financial Statements

     Consoldiated Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002

     Consolidated Statements of Income - Three and nine months ended June 30, 2003 and 2002 (unaudited)

     Consolidated Statements of Cash Flows - Nine months ended June 30, 2003 and 2002 (unaudited)

     Notes to Condensed Consolidated Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These “forward-looking” statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): growth opportunities and increasing market share; productivity and infrastructure initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from our productivity and infrastructure initiatives; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such “forward-looking” statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we”, “us”, “our”, “IKON”, or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, as they relate to the Company or the Company’s management, are intended to identify “forward-looking” statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligations and does not intend to update these “forward-looking” statements.

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

Financing Business.     A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON’s business could be adversely affected, as IKON’s customers could seek to lease equipment from competitors offering more favorable leasing terms. For the third quarter ended June 30, 2003, approximately 80% of equipment sold by IKON in North America was financed through IOS Capital, LLC (“IOSC”), IKON’s captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, including revolving asset securitization conduit arrangements, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. In particular, during the quarter ended June 30, 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) placed the Company’s BBB- rating on CreditWatch. On August 1, 2003 S&P reaffirmed the Company’s BBB- rating with a negative outlook and removed the Company from CreditWatch. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by Standard and Poor’s, any negative changes to our credit ratings, including any further downgrades, could reduce our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

Liquidity.     During fiscal 2002 we obtained a $300,000,000 unsecured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility matures on May 24, 2005. During the third quarter of fiscal 2003, the Company tendered and defeased all of IOSC’s 9.75% Notes due June 15, 2004 which removed an early maturity provision within the Credit Facility. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. In order to provide certain financial flexibility under the corporate leverage ratio, during the third quarter of fiscal 2003 the covenant was modified through March 2004, and the covenant as modified is as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s business earnings (excluding finance income and finance expense associated with our financing operations) to corporate non-finance subsidiary debt. As of June 30, 2003, the corporate leverage ratio was 3.40 to 1.00. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

Productivity Initiatives.     IKON’s ability to improve its profit margins is largely dependent on the success of its productivity initiatives to streamline its infrastructure. Such initiatives are aimed at making IKON more profitable and competitive in the long-term and include initiatives such as centralized credit and purchasing, shared services and the implementation of e-IKON, a comprehensive, multi-year initiative designed to web-enable IKON’s information technology infrastructure. IKON’s ability to improve its profit margins through the implementation of these productivity initiatives is dependent upon certain factors that IKON cannot entirely control, including the implementation and transition costs and expenses associated with the initiatives. Our failure to successfully implement these productivity initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

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

New Product Offerings.     Our business is driven primarily by customers’ needs and demands and by the products developed and manufactured by third parties. Because IKON distributes products developed and manufactured by third parties, IKON’s business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if IKON cannot sell these products at competitive prices. IKON cannot be certain that its suppliers will permit IKON to distribute their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over IKON. To successfully compete, IKON must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish IKON from its competitors. Failure to execute these strategies successfully could result in reduced market share for IKON or could have an adverse impact on its results of operations.

PART 1.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

IKON Office Solutions, Inc.
Consolidated Balance Sheets

(in thousands)	June 30, 2003 (unaudited)	September 30, 2002

Assets
Cash and cash equivalents	$206,848	$271,816
Restricted cash	166,707	116,077
Accounts receivable, less allowances of: June 30, 2003 - $16,390;
September 30, 2002 - $14,251	621,152	568,635
Finance receivables, less allowances of: June 30, 2003 - $19,160;
September 30, 2002 - $20,352	1,181,786	1,198,357
Inventories	272,110	318,214
Prepaid expenses and other current assets	108,512	82,880
Deferred taxes	65,415	65,264

Total current assets	2,622,530	2,621,243

Long-term finance receivables, less allowances of: June 30, 2003 -
$35,583; September 30, 2002 - $37,796	2,304,456	2,231,490

Equipment on operating leases, net of accumulated depreciation of:
June 30, 2003 - $98,503; September 30, 2002 - $92,741	103,578	99,639

Property and equipment, net of accumulated depreciation of:
June 30, 2003 - $315,334; September 30, 2002 - $306,370	186,732	202,863

Goodwill, net	1,252,953	1,235,418

Other assets	69,309	67,145

Total Assets	$6,539,558	$6,457,798

Liabilities and Shareholders' Equity
Current portion of long-term debt, excluding finance subsidiaries	$7,003	$11,484
Current portion of long-term debt of finance subsidiaries	1,231,922	1,312,034
Notes payable	1,641	7,162
Trade accounts payable	192,729	232,120
Accrued salaries, wages and commissions	81,502	127,643
Deferred revenues	138,807	161,484
Other accrued expenses	257,445	300,937

Total current liabilities	1,911,049	2,152,864

Long-term debt, excluding finance subsidiaries	483,175	594,351

Long-term debt of finance subsidiaries	1,767,999	1,495,827

Deferred taxes	525,261	479,401

Other long-term liabilities	185,986	200,409

Commitments and contingencies

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares; issued: June
30, 2003-149,971 shares; September 30, 2002-150,003 shares;
outstanding: June 30, 2003-146,228 shares; September 30, 2002-
144,024 shares	1,014,105	1,015,177
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(2,841)	(1,981)
Retained earnings	669,670	595,722
Accumulated other comprehensive loss	(1,130)	(50,805)
Cost of common shares in treasury: June 30, 2003-3,082 shares;
September 30, 2002-5,286 shares	(13,716)	(23,167)

Total Shareholders' Equity	1,666,088	1,534,946

Total Liabilities and Shareholders' Equity	$6,539,558	$6,457,798

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Revenues
Net sales	$536,485	$598,698	$1,616,555	$1,759,136
Services	517,113	527,204	1,537,024	1,610,611
Finance income	97,211	92,714	289,118	279,492

	1,150,809	1,218,616	3,442,697	3,649,239

Costs and Expenses
Cost of goods sold	361,628	390,757	1,069,817	1,155,784
Services costs	299,191	304,755	911,295	955,169
Finance interest expense	36,429	39,103	112,092	117,263
Selling and administrative	389,736	401,017	1,151,430	1,202,562

	1,086,984	1,135,632	3,244,634	3,430,778

Operating income	63,825	82,984	198,063	218,461
Loss from early extinguishment of debt, net	27,454		26,204
Interest expense, net	12,765	12,955	37,583	41,551

Income before taxes on income	23,606	70,029	134,276	176,910
Taxes on income	8,911	26,887	50,689	65,899

Net income	$14,695	$43,142	$83,587	$111,011

Basic earnings per common share	$0.10	$0.30	$0.58	$0.78

Diluted earnings per common share	$0.10	$0.28	$0.54	$0.74

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,

(in thousands)	2003	2002

Cash Flows from Operating Activities
Net income	$83,587	$111,011
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Depreciation	78,437	90,392
Amortization	6,830	10,902
Provision for losses on accounts receivable	11,818	5,090
Provision for deferred income taxes	45,709	52,063
Provision for lease default reserves	48,745	50,557
Loss from early extinguishment of debt, net	26,204
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(51,724)	39,141
Decrease (increase) in inventories	39,686	(11,007)
Increase in prepaid expenses and other current assets	(23,742)	(15,344)
Decrease in accounts payable, deferred revenues and accrued expenses	(170,343)	(75,668)
Decrease in accrued restructuring	(9,109)	(16,212)
Other	38,724	8,000

Net cash provided by operating activities	124,822	248,925

Cash Flows from Investing Activities
Expenditures for property and equipment	(58,054)	(78,833)
Expenditures for equipment on operating leases	(46,294)	(63,216)
Proceeds from sale of property and equipment	20,954	21,627
Proceeds from sale of equipment on operating leases	11,460	10,653
Finance receivables - additions	(1,204,493)	(1,189,003)
Finance receivables - collections	1,137,695	1,090,693
Other	(4,012)	(6,521)

Net cash used in investing activities	(142,744)	(214,600)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	28,423	2,608
Short-term repayments, net	(14,102)	(178,376)
Long-term debt repayments	(150,765)	(11,866)
Finance subsidiaries' debt - issuances	2,091,692	1,522,265
Finance subsidiaries' debt - repayments	(1,937,758)	(1,347,815)
Dividends paid	(17,340)	(17,160)
Increase in restricted cash	(50,630)	(6,883)
Proceeds from option exercises and sale of treasury shares	2,726	6,203
Purchase of treasury shares and other	(515)	(258)

Net cash used in financing activities	(48,269)	(31,282)

Effect of exchange rate changes on cash and cash equivalents	1,223	6,770

Net (decrease) increase in cash and cash equivalents	(64,968)	9,813
Cash and cash equivalents at beginning of year	271,816	80,351

Cash and cash equivalents at end of period	$206,848	$90,164

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

Significant Accounting Policies

The following provides additional information regarding our significant accounting policies contained in note 1 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2002:

Accounting for Stock-based Compensation

On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment to SFAS 123" (“SFAS 148”). SFAS 148 requires additional disclosures that are incremental to those required by SFAS 123 and requires the following disclosures in the Company’s interim financial statements.

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) we continue to account for our stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2003 and 2002, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income as reported	$14,695	$43,142	$83,587	$111,011
Pro forma effect	(1,466)	(1,582)	(4,311)	(4,331)

Net income as adjusted	$13,229	$41,560	$79,276	$106,680

Basic earnings per common share:
As reported	$0.10	$0.30	$0.58	$0.78
Pro forma effect	(0.01)	(0.01)	(0.03)	(0.03)

As adjusted	$0.09	$0.29	$0.55	$0.75

Diluted earnings per common share
As reported	$0.10	$0.28	$0.54	$0.74
Pro forma effect	(0.01)	(0.01)	(0.03)	(0.03)

As adjusted	$0.09	$0.27	$0.51	$0.71

Note 2:   Goodwill

The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Business Imaging Services	Sysinct (e-business development)	Total

Goodwill at
June 30, 2003	$ 860,940	$ 70,927	$ 309,079	$ 9,011	$2,996	$1,252,953

Changes in the goodwill balance since September 30, 2002 are attributable to foreign currency translation adjustments.

Note 3:   Notes Payable, Lease-Backed Notes and Revolving Credit Facility

In June 2003, IOS Capital, LLC (“IOSC”) issued $350,000 of notes payable with an interest rate of 7.25% (7.43% yield including the original issue discount) which matures on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered for its 9.75% notes due June 15, 2004, deposited sufficient funds with an escrow agent to defease the remaining $34,891 of 9.75% notes not tendered and used the remainder of the proceeds for general corporate purposes.

During the nine months ended June 30, 2003, the Company repurchased the following notes payable:

	Principle Amount Repurchased	Settlement Amount

Bond issue at stated rate of 6.75%, due 2004	$ 46,334	$ 47,384
Bond issue at stated rate of 6.75%, due 2025	9,360	7,440
Private placement debt, due 2005	55,000	61,327

Total Non-Finance Subsidiary Repurchases	110,694	116,151

Finance subsidiary bond issue at rate of 9.75%, due 2004	215,109	233,442

	$ 325,803	$ 349,593

As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $26,204, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2003.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOS Capital) issued Series 2003-1 Lease-Backed Notes (the “2003 Notes-1”) as described below:

Series	Notes	Issuance Date	Principle Issuance Amount	Interest Rate	Stated Maturity Date

2003-1	Class A-1	04/23/03	$253,200	1.30813%	May 2004
	Class A-2	04/23/03	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	3.27%	July 2011

		Total	$852,085

Proceeds from the issuance of the 2003-1 Notes were used to make payments on the Company’s revolving asset securitization conduit financing agreements (the “Conduits”), repay borrowings under our unsecured credit facility and increase the Company’s cash balance.

The 2003-1 Notes were issued pursuant to certain indentures between IKON Receivables Funding, LLC, IOSC and certain indenture trustees. The 2003-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the 2003-1 Notes are made from payments on the Leases. The 2003-1 Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the 2003-1 Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

In April 2003, the Company entered into a swap transaction to hedge the variable rate 2003-1 Class A-3a lease-backed note to a fixed rate of 2.095%. This hedge qualifies for evaluation using the “short cut” method of assessing effectiveness; accordingly, there is an assumption of no ineffectiveness.

During the nine months ended June 30, 2003, IOSC repaid $701,082 of lease-backed notes.

At June 30, 2003, the Company had no borrowings under its $300,000 unsecured credit facility. As of June 30, 2003, letters of credit supported by the credit facility amounted to $27,161. The amount available under the credit facility is determined by the level of certain of the Company’s unsecured assets and open letters of credit for the Company and its subsidiaries. The amount available under the credit facility for borrowings or additional letters of credit was $228,993 as of June 30, 2003.

Note 4:   Asset Securitization Conduit Financing

During the nine months ended June 30, 2003, IOSC pledged or transferred $652,978 in financing lease receivables for $551,145 in cash in connection with its Conduits. As of June 30, 2003, IOSC had approximately $480,000 available under the Conduits.

Note 5:   Comprehensive Income

Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net income	$ 14,695	$ 43,142	$ 83,587	$ 111,011
Foreign currency translation adjustments	34,276	2,371	40,737	(1,865)
Gain (loss) on derivative financial instruments, net
of tax expense (benefit) of: $1,293 and $(1,570)
for the three months ended June 30, 2003 and 2002,
respectively; $5,959 and $5,430 for the nine
months ended June 30, 2003 and 2002, respectively	1,939	(2,355)	8,938	8,146

Total comprehensive income	$ 50,910	$ 43,158	$ 133,262	$ 117,292

The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $16,548, $(2,445) and $(15,233), respectively, at June 30, 2003 and $(24,190), $(2,445) and $(24,170), respectively, at September 30, 2002.

Note 6:   Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Numerator:
Numerator for basic earnings per common share -
Net income	$ 14,695	$ 43,142	$ 83,587	$ 111,011
Effect of dilutive securities: Interest expense
on convertible notes, net of tax		1,264	6,984	1,264

Numerator for diluted earnings per common share - net income plus assumed conversion	$ 14,695	$ 44,406	$ 90,571	$ 112,275

Denominator:
Denominator for basic earnings per common share
- weighted average common shares	145,201	143,867	144,614	142,901
Effect of dilutive securities:
Convertible notes		10,748	19,960	3,583
Employee stock awards	335	469	283	451
Employee stock options	2,429	3,511	2,423	3,983

Dilutive potential common shares	2,764	14,728	22,666	8,017

Denominator for diluted earnings per common share - adjusted weighted average	147,965	158,595	167,280	150,918

Basic earnings per common share	$ 0.10	$ 0.30	$ 0.58	$ 0.78

Diluted earnings per common share	$ 0.10	$ 0.28	$ 0.54	$ 0.74

The Company accounts for the effect of its convertible notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the convertible notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the convertible notes is added back to net income. The calculation of diluted earnings per common share for the third quarter of fiscal 2003 excludes the assumed conversion of the convertible notes because the impact is antidilutive.

Options to purchase 6,477 shares of common stock at $8.30 per share to $46.59 per share were outstanding during the third quarter of fiscal 2003 and options to purchase 6,497 shares of common stock at $11.45 per share to $46.59 per share were outstanding during the third quarter of fiscal 2002, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Options to purchase 8,322 shares of common stock at $7.75 per share to $46.59 per share were outstanding during the first nine months of fiscal 2003 and options to purchase 6,497 shares of common stock at $11.45 per share to $46.59 per share were outstanding during the first nine months of fiscal 2002, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 7:   Segment Reporting

The table below presents segment information for the three months ended June 30, 2003 and 2002:

	IKON North America	IKON Europe	Other	Corporate	Total

Three Months Ended June 30, 2003
Net sales	$ 465,644	$ 70,709	$ 132		$ 536,485
Services	465,654	46,889	4,570		517,113
Finance income	91,432	5,779			97,211
Finance interest expense	35,042	1,387			36,429
Operating income (loss)	135,365	7,043	(678)	$ (77,905)	63,825
Interest expense, net				(12,765)	(12,765)
Income before taxes on income					23,606

Three Months Ended June 30, 2002
Net sales	$ 534,260	$ 63,804	$ 634		$ 598,698
Services	480,618	35,924	10,662		527,204
Finance income	87,592	5,122			92,714
Finance interest expense	37,479	1,624			39,103
Operating income (loss)	167,438	5,687	(606)	$ (89,535)	82,984
Interest expense, net				(12,955)	(12,955)
Income before taxes on income					70,029

The table below presents segment information for the nine months ended June 30, 2003 and 2002:

	IKON North America	IKON Europe	Other	Corporate	Total

Nine Months Ended June 30, 2003
Net sales	$ 1,408,897	$ 207,341	$ 317		$ 1,616,555
Services	1,383,886	137,797	15,341		1,537,024
Finance income	272,017	17,101			289,118
Finance interest expense	107,215	4,877			112,092
Operating income (loss)	424,035	19,252	(1,556)	$ (243,668)	198,063
Interest expense, net				(37,583)	(37,583)
Income before taxes on income					134,276

Nine Months Ended June 30, 2002
Net sales	$ 1,553,662	$ 198,135	$ 7,339		$ 1,759,136
Services	1,457,571	111,675	41,365		1,610,611
Finance income	264,508	14,984			279,492
Finance interest expense	112,111	5,152			117,263
Operating income (loss)	465,038	16,638	(8,572)	$ (254,643)	218,461
Interest expense, net				(41,551)	(41,551)
Income before taxes on income					176,910

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

Note 8:   Restructuring and Asset Impairment Charges

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory, and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company’s telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax).

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the “First Quarter 2000 Charge”) of $105,340 ($78,479 after-tax). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company’s desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON’s overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the “Fourth Quarter 2000 Charge”) of $15,789 ($12,353 after-tax). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the “Fiscal 2000 Charge”) of $105,168 ($78,940 after-tax).

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

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:

	Fiscal	Fiscal	Fourth Quarter	Fiscal	First Quarter
	2002	2001	Fiscal 2000	2000	Fiscal 2000
Type of Charge	Reversal	Charge	Charge	Reversal	Charge

Restructuring Charge:
Severance	$ (7,418)	$ 26,500	$ 6,092	$ (1,784)	$ 16,389
Leasehold termination costs	(1,667)	5,534	6,685	(13,426)	33,691
Contractual commitments	(1,412)	2,466	641	(751)	3,712

Total Restructuring Charge	(10,497)	34,500	13,418	(15,961)	53,792

Asset Impairment Charge:
Fixed assets		6,906	2,371		12,668
Goodwill and intangibles		22,176			38,880

Total Asset Impairment Charge		29,082	2,371		51,548

Total	$ (10,497)	$ 63,582	$ 15,789	$ (15,961)	$ 105,340

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

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the “Charges”) from September 30, 2002 to the balance remaining at June 30, 2003, which is included in other accrued expenses in the consolidated balance sheets:

	Balance	Payments	Balance
	September 30,	Fiscal	June 30
Fiscal 2001 Restructuring Charge	2002	2003	2003

Severance	$7,799	$(5,387)	$2,412
Leasehold termination costs	2,251	(1,105)	1,146
Contractual commitments	30		30

Total	$10,080	$(6,492)	$3,588

	Balance	Payments	Balance
Fourth Quarter	September 30,	Fiscal	June 30
Fiscal 2000 Restructuring Charge	2002	2003	2003

Severance	$112	$(103)	$9
Leasehold termination costs	2,948	(1,311)	1,637

Total	$3,060	$(1,414)	$1,646

	Balance	Payments	Balance
First Quarter	September 30,	Fiscal	June 30
Fiscal 2000 Restructuring Charge	2002	2003	2003

Severance	$355	$(114)	$241
Leasehold termination costs	1,614	(1,089)	525

Total	$1,969	$(1,203)	$766

The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Total

Severance	$1,114	$1,221	$ 77		$2,412
Leasehold termination costs	302	557	244	$ 43	1,146
Contractual commitments	30				30

Total	$1,446	$1,778	$321	$ 43	$3,588

Fourth Quarter Fiscal 2000
Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Beyond	Total

Severance	$ 9					$ 9
Leasehold termination costs	(12)	$ 825	$ 429	$ 239	$ 156	1,637

Total	$ (3)	$ 825	$ 429	$ 239	$ 156	$ 1,646

First Quarter Fiscal 2000
Projected Payments	FY 2003	FY 2004	FY 2005	Total

Severance	$ 241			$ 241
Leasehold termination costs	(34)	$ 340	$ 219	525

Total	$ 207	$ 340	$ 219	$ 766

The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of June 30, 2003 was $595, $3,785 and $3,420 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

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

Note 9:   Synthetic Leases

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the “Corporate Lease”). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON’s nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON’s right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the property covered by the Corporate Lease on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of June 30, 2003 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400. As a result of the Company’s adoption of the remaining provisions of FASB Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an interpretation of ARB 51” on July 1, 2003, this property, and the associated lease liability, will be recorded on the Company’s balance sheet.

On January 10, 2003, IKON terminated a synthetic lease agreement and paid $23,901 to acquire three properties under the lease. The Company previously recorded a reserve of $13,387 for the expected shortfall between the contractual obligation and the estimated fair value of the leased assets. Two of the three acquired properties were sold during the third quarter of fiscal 2003 and no additional shortfall was incurred. The remaining property is currently for sale.

Note 10:   Contingencies

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company had accrued balances of $7,960 and $8,314 as of June 30, 2003 and September 30, 2002, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

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

During the nine months ended June 30, 2003 and 2002, the Company did not incur any expenses for environmental capital projects. During the nine months ended June 30, 2003 and 2002, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations. For the nine months ended June 30, 2003 and 2002, these expenses were $437 and $2,264, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of June 30, 2003 and September 30, 2002, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $15,834 and $16,734, respectively.

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

Note 11:   Financial Instruments

As of June 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2003, unrealized gains totaling $8,938 after taxes, were recorded in accumulated other comprehensive loss.

Note 12:   Pending Accounting Changes

In January 2003, the FASB approved FASB Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements were effective for financial statements issued after January 31, 2003. The remaining provisions were effective immediately for all VIE’s created after January 31, 2003 and were effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE’s created before February 1, 2003. The Company has evaluated the impact of the application of this interpretation, and determined that there is not a material impact from the application of this interpretation on our consolidated financial statements.

In April 2003, the FASB approved SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in contracts and for hedging activities under SFAS 133. In particular, SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and implementation issues raised in connection with the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with the exception of implementation issues that have been effective under other pronouncements for fiscal quarters that began prior to June 15, 2003, which should be applied in accordance with their respective effective dates. The Company has evaluated the impact of the application of this interpretation, and determined that there is not a material impact from the adoption of SFAS 149 on our consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities. (1) Mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 150 on our consolidated financial statements.

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

Supporting the Company’s objective to provide complete solutions to its customers, the Company generally bundles a service agreement with copier/printer equipment when it is sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

Three Months Ended June 30, 2003
Compared to the Three Months Ended June 30, 2002

Results of operations for the third quarter of fiscal 2003, compared to the third quarter of fiscal 2002, were as follows:

Revenues for the third quarter of fiscal 2003 were $1,150,809, compared to $1,218,616 during the third quarter of fiscal 2002, representing a decrease of $67,807, or 5.6%, including a 1.6% benefit from foreign currency. Of this decrease, $41,392 resulted from the impact of our actions to exit, sell or downsize certain non-strategic businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002. Excluding the impact of these actions, revenues for the quarter were down approximately 2.3%.

Net sales, which includes revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $62,213, or 10.4%, including a 2.0% benefit from foreign currency, compared to the third quarter of fiscal 2002. Approximately one-half of the decrease, or $31,050, was attributable to a decline in sales of technology-related hardware, as discussed above. Excluding the impact of technology-related hardware, net sales were down approximately 5.7%. Revenues from sales of copier/printer equipment decreased by 6.2%, or $26,520, compared to the third quarter of fiscal 2002 due to higher than average vendor backorders, changes in product sales mix, delays in large purchasing decisions by our customers, and lower average selling prices as new technologies were introduced at lower price points, particularly in color equipment. These decreases were partially offset by an increase in placements of copier/printer equipment of approximately 6% compared to the third quarter of fiscal 2002.

Services, which includes revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $10,091, or 1.9%, including a 1.4% benefit from foreign currency, compared to the third quarter of fiscal 2002. Revenues from the servicing of copier/printer equipment increased by approximately 0.1%, or $321. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for $10,342 of the total services revenue decline. Excluding the impact of these actions, outsourcing and other services remained consistent compared to the prior year.

Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOS Capital, LLC (“IOSC”), IKON’s leasing subsidiary in the United States, accounted for approximately 89% of IKON’s finance income for the third quarter of fiscal 2003. Finance income increased by $4,497, or 4.9%, including a 1.1% benefit from foreign currency, compared to the third quarter of fiscal 2002, primarily due to growth in the lease portfolio.

Overall gross margin decreased to 39.4% for the third quarter of fiscal 2003, compared to 39.7% for the third quarter of fiscal 2002. The gross margin on net sales decreased to 32.6% from 34.7% in the third quarter of fiscal 2002, primarily due to the shift in the sales mix of copier/printer equipment sold during the period, lower average selling prices and other cost of sales adjustments. The impact of these items was partially offset by lower sales of lower-margin technology hardware. The gross margin on services remained consistent compared to the third quarter of fiscal 2002. The gross margin on finance income increased to 62.5% from 57.8% in the third quarter of fiscal 2002, primarily due to the effect of lower average borrowing rates compared to the third quarter of fiscal 2002. The average financing rate on our lease receivables was approximately 11.0% and 10.8% at June 30, 2003 and 2002, respectively. Additionally, our finance subsidiaries average cost of debt was approximately 5.2% and 5.8% as of June 30, 2003 and 2002, respectively.

Selling and administrative expense decreased by $11,281, or 2.8% compared to third quarter of fiscal 2002. The decrease was due to $20,001 from improved productivity, centralization and consolidation initiatives including headcount reductions and $6,930 from the downsizing or elimination of unprofitable businesses. The Company incurred $16,830 of increased pension costs and e-IKON expenses and $8,132 of higher bad debt expense, which were partially offset by a $9,312 decline in expenses related to operational performance compensation costs. As a result of declines in revenue, selling and administrative expense as a percentage of revenue was 33.9% for the third quarter of fiscal 2003, compared to 32.9% for the third quarter of 2002.

Our operating income decreased by $19,159 compared to the third quarter of fiscal 2002. Our operating margin was 5.5% in the third quarter of fiscal 2003 compared to 6.8% in the third quarter of fiscal 2002. Operating margin is calculated as operating income divided by total revenue.

During the third quarter of fiscal 2003, the Company tendered $205,609 par value of its 9.75% notes due June 15, 2004, for $223,844 and repurchased all outstanding private placement debt ($55,000 par value) for $61,327. In addition, the Company repurchased $28,509 par value of its 6.75% bonds due in November 2004 for $29,329. As a result of these financing actions, the Company recognized a loss from the early extinguishment of debt, including the write-off of unamortized costs, of $27,454 during the third quarter of fiscal 2003.

Interest expense, net was $12,765 in the third quarter of fiscal 2003 compared to $12,955 in the third quarter of fiscal 2002.

The effective income tax rate was 37.8% in the third quarter of fiscal 2003 compared to 38.4% in the third quarter of fiscal 2002. The decrease in the effective tax rate is primarily due to a cumulative increase in the tax provision during the third quarter of fiscal 2002 to achieve a year to date effective tax rate of 37.3%, due to the inability to record tax benefits on losses incurred in foreign jurisdictions. In addition, there was an increase in the effective tax rate for fiscal 2003 due to an increase in our state tax rates.

Diluted earnings per common share were $0.10 in the third quarter of fiscal 2003 compared to $0.28 in the third quarter of fiscal 2002.

Review of Business Segments

During fiscal 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON’s business. Due to the Company’s organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates corporate administrative charges to IKON North America. As a result, these administrative costs are included in Corporate. In addition, a unit of our business imaging services operations which had been included in Other is now included in IKON North America consistent with the way management now makes operating decisions. Prior year amounts have been reclassified to conform to the current year presentation.

IKON North America

Net sales decreased by $68,616, or 12.8%, to $465,644 in the third quarter of fiscal 2003 from $534,260 in the third quarter of fiscal 2002. Approximately $29,946 of the decrease was due to a decline in sales of technology-related hardware reflecting our strategy to de-emphasize certain low margin products. The remaining decrease was due to declines in supplies and sales of copier/printer equipment which have been impacted by a slower economy, delayed purchasing decisions by our customers and changes in sales mix as a result of new, lower-priced technologies, and higher than average vendor backorders at June 30, 2003. Service revenues decreased by $14,964, or 3.1%, to $465,654 in the third quarter of fiscal 2003 from $480,618 in the third quarter of fiscal 2002. Approximately $10,521 of the decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately $4,249 was due to the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customer’s decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. The decrease in revenues from the servicing of copier/printer equipment was primarily due to mix. Finance income increased by $3,840, or 4.4%, to $91,432 in the third quarter of fiscal 2003, from $87,592 in the third quarter of fiscal 2002 primarily due to growth in the lease portfolio compared to the third quarter of fiscal 2002. Operating income decreased by $32,073, or 19.2%, to $135,365 in the third quarter of fiscal 2003 from $167,438 in the third quarter of fiscal 2002. The decrease was due to lower gross margins, which were partially offset by lower selling and administrative costs as discussed above.

IKON Europe

Net sales increased by $6,905, or 10.8%, to $70,709 in the third quarter of fiscal 2003 from $63,804 in the third quarter of fiscal 2002. This primarily resulted from a decrease in sales of copier/printer equipment of approximately $600 and a decrease in technology-related hardware of approximately $1,800, offset by an increase in revenue of approximately $9,300 due to strengthened foreign currencies. Services increased by $10,965, or 30.5%, to $46,889 in the third quarter of fiscal 2003 from $35,924 in the third quarter of fiscal 2002. This increase was due to growth in equipment services and outsourcing and other services of approximately $5,200 combined with an increase of approximately $5,700 due to strengthened foreign currencies. Finance income increased by $657, or 12.8%, to $5,779 in the third quarter of fiscal 2003 from $5,122 in the third quarter of fiscal 2002, due to an increase of $628 due to strengthened foreign currencies. Operating income increased by $1,356, or 23.8%, to $7,043 in the third quarter of fiscal 2003 from $5,687 in the third quarter of fiscal 2002 due to reduced headcount as a result of infrastructure improvements.

Other

Net sales decreased by $502, or 79.1%, to $132 in the third quarter of fiscal 2003 from $634 in the third quarter of fiscal 2002. Services decreased by $6,092, or 57.1%, to $4,570 in the third quarter of fiscal 2003 from $10,662 in the third quarter of fiscal 2002. These declines are primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $678 in the third quarter of fiscal 2003 compared to an operating loss of $606 in the third quarter of fiscal 2002.

Nine Months Ended June 30, 2003
Compared to the Nine Months Ended June 30, 2002

Results of operations for the nine months ended June 30, 2003, compared to the nine months ended June 30, 2002, were as follows:

Revenues for the nine months ended June 30, 2003 were $3,442,697, compared to $3,649,239 for the nine months ended June 30, 2002, representing a decrease of $206,542, or 5.7%, including a 1.2% benefit from foreign currency. Of this decrease, $136,020 resulted from the impact of our actions to exit, sell or downsize certain non-strategic businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002. Excluding the impact of these actions, revenues for the nine months ended June 30, 2003, were down approximately 2.1%.

Net sales, which include revenues from the sale of copier/printer equipment, supplies and technology hardware, decreased by $142,581, or 8.1%, including a 1.7% benefit from foreign currency, compared to the nine months ended June 30, 2002. Nearly sixty percent of the decrease, or $84,519, was attributable to a decline in sales of technology-related hardware, as discussed above. Excluding the impact of technology-related hardware, net sales were down approximately 3.6%. Revenues from sales of copier/printer equipment decreased by 3.8%, or $46,888, compared to the nine months ended June 30, 2002 due to higher than average backorders at June 30, 2003, changes in product sales mix and lower average selling prices as new technologies were introduced at lower price points, particularly in color equipment.

Services, which include revenues from the servicing of copier/printer equipment, outsourcing and other services, decreased by $73,587, or 4.6%, including a 1.0% benefit from foreign currency, compared to the nine months ended June 30, 2002. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002, which accounted for $51,501 of the total services revenue decline. Excluding the impact of these actions, outsourcing and other services decreased approximately 1.4% compared to the prior year due to customers’ business downsizing, customer’s decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal business and fewer commercial transactions that utilize such services. Revenues from the servicing of copier/printer equipment decreased by approximately 1.7%, or $14,649, compared to the prior year primarily due to mix.

Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the United States, accounted for approximately 90% of IKON’s finance income for the nine months ended June 30, 2003. Finance income increased by $9,626, or 3.4%, including a 0.7% benefit from foreign currency, compared to the nine months ended June 30, 2002, primarily due to growth in the lease portfolio.

Overall gross margin increased to 39.2% from 38.9% for the nine months ended June 30, 2002. The gross margin on net sales decreased to 33.8% from 34.3%. This decrease is primarily due to the shift in the sales mix of copier/printer equipment sold during the period. The impact of these items was partially offset by reduced sales of lower-margin technology hardware. The gross margin on finance income increased to 61.2% from 58.0% during the nine months ended June 30, 2003, primarily due to the effect of lower average borrowing rates.

Selling and administrative expense decreased by $51,132, or 4.3%. The decrease was due to $47,957 from improved productivity, centralization and consolidation initiatives including headcount reductions and $29,636 from the downsizing or elimination of unprofitable businesses. The Company incurred $41,145 of increased pension costs and e-IKON expenses and $6,728 of higher bad debt expense, which were partially offset by a $15,412 decrease in expenses related to operational performance compensation costs. Furthermore, during the nine months ended June 30, 2002, the Company recorded a charge of $6,000 related to the expected settlement of the legal matter of Whetman, et al. v. IKON Office Solutions, Inc., et al, which was agreed to in the fourth quarter of 2002. As a result of declines in revenue, selling and administrative expense as a percentage of revenue was 33.4% for the nine months ended June 30, 2003, compared to 33.0% for the nine months ended June 30, 2002.

Our operating income decreased by $20,399 compared to the nine months ended June 30, 2002. Our operating margin was 5.8% for the nine months ended June 30, 2003 compared to 6.0% in the nine months ended June 30, 2002.

During the nine months ended June 30, 2003, the Company repurchased $215,109 par value of its 9.75% notes due 2004, $46,334 par value of its 6.75% notes due November 2004, $9,360 par value of its 6.75% notes due June 2025, and $55,000 par value private placement debt due November 2005 for $233,442, $47,384, $7,440 and $61,327, respectively. As a result of these financing actions, the Company recognized a loss from the early extinguishment of debt, including the write-off of unamortized costs, of $26,204 during the nine months ended June 30, 2003.

Interest expense, net was $37,583 during the nine months ended June 30, 2003 compared to $41,551 during the nine months ended June 30, 2002 due to lower average outstanding debt during the nine months ended June 30, 2003.

The effective income tax rate was 37.8% during the nine months ended June 30, 2003 compared to 37.3% during the nine months ended June 30, 2002. The increase in the effective tax rate is primarily attributable to an increase in our state tax rates and our inability to record tax benefits from losses incurred in certain foreign jurisdictions.

Diluted earnings per common share were $0.54 for the nine months ended June 30, 2003 compared to $0.74 for the nine months ended June 30, 2002.

Review of Business Segments

IKON North America

Net sales decreased by $144,765, or 9.3%, to $1,408,997 during the nine months ended June 30, 2003 from $1,553,662 during the nine months ended June 30, 2002. Approximately $72,000 of the decrease was due to a decline in sales of technology-related hardware reflecting our strategy to de-emphasize certain low margin products. The remaining decrease was due to declines in supplies and sales of copier/printer equipment which have been impacted by higher than average backorders at June 30, 2003, changes in product sales mix and lower average selling prices as new technologies were introduced at lower price points, particularly in color equipment. Services decreased by $73,685, or 5.1%, to $1,383,886 during the nine months ended June 30, 2003 from $1,457,571 during the nine months ended June 30, 2002. Approximately $47,800 of the decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately $25,500 was due to the impact of our actions to exit, sell or downsize certain non-strategic businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customer’s decisions to in-source and reduced demand for legal document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. The decrease in revenues from the servicing of copier/printer equipment was primarily due to mix. Finance income increased by $7,509, or 2.8%, to $272,017 during the nine months ended June 30, 2003 from $264,508 during the nine months ended June 30, 2002 primarily due to growth in the lease portfolio compared to the nine months ended June 30, 2002. Operating income decreased by $41,003, or 8.8%, to $424,035 during the nine months ended June 30, 2003 from $465,038 during the nine months ended June 30, 2002.

IKON Europe

Net sales increased by $9,206, or 4.6%, to $207,341 during the nine months ended June 30, 2003 from $198,135 during the nine months ended June 30, 2002. This primarily resulted from a decrease in sales of copier/printer equipment of approximately $10,200 and a decrease in technology-related hardware of approximately $5,600, offset by an increase in revenue of approximately $25,000 due to strengthened foreign currencies. Services increased by $26,122, or 23.4%, to $137,797 during the nine months ended June 30, 2003 from $111,675 during the nine months ended June 30, 2002. This increase was due to growth in outsourcing and other services of approximately $10,600 combined with an increase of approximately $15,500 due to strengthened foreign currencies. Finance income increased by $2,117, or 14.1%, to $17,101 during the nine months ended June 30, 2003 from $14,984 during the nine months ended June 30, 2002, due to an increase of approximately $1,800 due to strengthened foreign currencies. Operating income increased by $2,614, or 15.7%, to $19,252 during the nine months ended June 30, 2003 from $16,638 during the nine months ended June 30, 2002 due to reduced headcount as a result of infrastructure improvements.

Other

Net sales decreased by $7,022, or 95.7%, to $317 during the nine months ended June 30, 2003 from $7,339 during the nine months ended June 30, 2002. Services decreased by $26,024, or 62.9%, to $15,341 during the nine months ended June 30, 2003 from $41,365 during the nine months ended June 30, 2002. These declines are primarily due to the downsizing, sale, and closure of certain non-strategic businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $1,556 during the nine months ended June 30, 2003 compared to an operating loss of $8,572 during the nine months ended June 30, 2002. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic businesses.

Restructuring and Asset Impairment Charges

In the fourth quarter of fiscal 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory, and selling and administrative expense for the write-off of accounts receivable in the consolidated statement of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company’s telephony operations and the closing of twelve nonstrategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leverages and intensifies prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in fiscal 2001 (the “Fiscal 2001 Charge”) was $68,882 ($52,535 after-tax).

In the first quarter of fiscal 2000, the Company announced plans to improve performance and efficiency and incurred a total pre-tax restructuring and asset impairment charge (the “First Quarter 2000 Charge”) of $105,340 ($78,479 after-tax). The asset impairments included fixed asset write-offs totaling $12,668 as follows: $631 from technology services integration and education business closures; $2,530 from technology services integration and education business downsizing; $1,269 from digital print center business closures; $588 from digital print center business downsizing; $1,405 from document services excess equipment; $1,244 from a technology services business sale; and $5,001 relating to IKON infrastructure. The asset impairments included goodwill write-offs totaling $38,880 as follows: $3,279 from technology services integration business sales; $10,156 from technology services integration and education business closures; $9,566 from digital print center business closures; $14,950 from a technology services business sale; and $929 relating to an IKON Europe closure. These actions addressed under-performance in certain technology services operations, business document services, and business information services locations as well as the Company’s desire to strategically position these businesses for integration and profitable growth. Plans included consolidating or disposing of certain under-performing and non-core locations; implementing productivity enhancements through the consolidation and centralization of activities in inventory management, purchasing, finance/accounting and other administrative functions; and consolidating real estate through the co-location of business units as well as the disposition of unproductive real estate. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics. Previously targeted sites were maintained based on their potential for improvement as well as their relationship to IKON’s overall strategic direction. As a result of our integration efforts, locations originally identified for sale or closure were combined with other IKON businesses. As a result, $15,961 was reversed from the First Quarter 2000 Charge, and the total amount of the First Quarter 2000 Charge was reduced to $89,379 ($66,587 after-tax). The components of the reversal were: 538 fewer positions eliminated reduced severance by $1,784, real estate lease payments reduced by $13,426, and contractual commitments reduced by $751. The severance reversal resulted from successfully negotiating business sales whereby affected employees assumed positions with the acquiring companies, higher-than-expected voluntary resignations, and our decision not to implement certain supply chain and shared service center consolidation efforts. The real estate lease payment reversal was primarily the result of our decision not to close certain sites. Also, in the fourth quarter of fiscal 2000, the Company announced other specific actions designed to address the changing market conditions impacting technology services, IKON North America, and outsourcing locations and incurred a total pre-tax restructuring and asset impairment charge (the “Fourth Quarter 2000 Charge”) of $15,789 ($12,353 after-tax). The asset impairments consisted of fixed asset write-offs totaling $2,371 as follows: $1,371 from technology services integration and education business closures; $721 from digital print center business closures; and $279 relating to IKON infrastructure. The First Quarter 2000 Charge (as reduced) and Fourth Quarter 2000 Charge resulted in a net fiscal 2000 charge (the “Fiscal 2000 Charge”) of $105,168 ($78,940 after-tax).

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

The pre-tax components of the restructuring, net, and asset impairment charges for fiscal 2002, 2001 and 2000 were as follows:

	Fiscal	Fiscal	Fourth Quarter	Fiscal	First Quarter
	2002	2001	Fiscal 2000	2000	Fiscal 2000
Type of Charge	Reversal	Charge	Charge	Reversal	Charge

Restructuring Charge:
Severance	$ (7,418)	$ 26,500	$ 6,092	$ (1,784)	$ 16,389
Leasehold termination costs	(1,667)	5,534	6,685	(13,426)	33,691
Contractual commitments	(1,412)	2,466	641	(751)	3,712

Total Restructuring Charge	(10,497)	34,500	13,418	(15,961)	53,792

Asset Impairment Charge:
Fixed assets		6,906	2,371		12,668
Goodwill and intangibles		22,176			38,880

Total Asset Impairment Charge		29,082	2,371		51,548

Total	$ (10,497)	$ 63,582	$ 15,789	$ (15,961)	$ 105,340

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

The following presents a rollforward of the restructuring components of the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge (collectively the “Charges”) from September 30, 2002 to the balance remaining at June 30, 2003, which is included in other accrued expenses in the consolidated balance sheets:

	Balance	Payments	Balance
	September 30,	Fiscal	June 30
Fiscal 2001 Restructuring Charge	2002	2003	2003

Severance	$7,799	$(5,387)	$2,412
Leasehold termination costs	2,251	(1,105)	1,146
Contractual commitments	30		30

Total	$10,080	$(6,492)	$3,588

	Balance	Payments	Balance
Fourth Quarter	September 30,	Fiscal	June 30
Fiscal 2000 Restructuring Charge	2002	2003	2003

Severance	$112	$(103)	$9
Leasehold termination costs	2,948	(1,311)	1,637

Total	$3,060	$(1,414)	$1,646

	Balance	Payments	Balance
First Quarter	September 30,	Fiscal	June 30
Fiscal 2000 Restructuring Charge	2002	2003	2003

Severance	$355	$(114)	$241
Leasehold termination costs	1,614	(1,089)	525

Total	$1,969	$(1,203)	$766

The projected payments of the remaining balances of the Charges are as follows:

Fiscal 2001 Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Total

Severance	$1,114	$1,221	$ 77		$2,412
Leasehold termination costs	302	557	244	$ 43	1,146
Contractual commitments	30				30

Total	$1,446	$1,778	$321	$ 43	$3,588

Fourth Quarter Fiscal 2000
Projected Payments	FY 2003	FY 2004	FY 2005	FY 2006	Beyond	Total

Severance	$ 9					$ 9
Leasehold termination costs	(12)	$ 825	$ 429	$ 239	$ 156	1,637

Total	$ (3)	$ 825	$ 429	$ 239	$ 156	$ 1,646

First Quarter Fiscal 2000
Projected Payments	FY 2003	FY 2004	FY 2005	Total

Severance	$ 241			$ 241
Leasehold termination costs	(34)	$ 340	$ 219	525

Total	$ 207	$ 340	$ 219	$ 766

The Company determined its probable sub-lease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sub-lease income. Projected sub-lease income as of June 30, 2003 was $595, $3,785 and $3,420 for the Fiscal 2001 Charge, Fourth Quarter 2000 Charge and First Quarter 2000 Charge, respectively.

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

Financial Condition and Liquidity

Net cash provided by operating activities for the nine months of fiscal 2003 was $124,822. During the same period, the Company used $142,744 of cash for investing activities, which included net finance subsidiary use of $66,798, capital expenditures for property and equipment of $58,054 and capital expenditures for equipment on operating leases of $46,294. Cash used in financing activities of $48,269, includes net repayments of $122,342 of non-finance subsidiaries’ long-term debt, net repayments of $14,102 of short-term debt and net borrowings of $153,934 of finance subsidiaries’ debt.

Total debt was $3,491,740 at June 30, 2003, an increase of $70,882 from the total debt balance of $3,420,858 at September 30, 2002. Debt, excluding finance subsidiaries, was $491,819 at June 30, 2003, a decrease of $121,178 from the debt balance of $612,997 at September 30, 2002. Excluding finance subsidiaries’ debt, our debt to capital ratio was 22.8% at June 30, 2003 compared to 28.5% at September 30, 2002. Finance subsidiaries’ debt is excluded from the calculation because a significant amount of this debt is backed by a portion of the lease receivables portfolio. Including finance subsidiaries’ debt, our debt to capital ratio was 67.7% at June 30, 2003 compared to 69.0% at September 30, 2002.

In June 2003, IOSC issued $350,000 of notes payable with an interest rate of 7.25% (7.43% yield including the original issue discount) which matures on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered its 9.75% notes due June 15, 2004, deposited sufficient funds with an escrow agent to defease the remaining $34,891 of 9.75% notes not tendered and used the remainder of the proceeds for general corporate purposes.

During the nine months ended June 30, 2003, the Company repurchased the following notes payable:

	Principle Amount Repurchased	Settlement Amount

Bond issue at stated rate of 6.75%, due 2004	$46,334	$47,384
Bond issue at stated rate of 6.75%, due 2025	9,360	7,440
Private placement debt, due 2005	55,000	61,327

Total Non- Finance Subsidiary Repurchases	110,694	116,151

Finance subsidiary bond issue at rate of 9.75%, due 2004	215,109	233,442

	$325,803	$349,593

As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $26,204, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2003.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOSC) issued Series 2003-1 Lease-Backed Notes (the “2003-1 Notes”) as described below:

Series	Notes	Issuance Date	Principle Issuance Amount	Interest Rate	Stated Maturity Date

2003-1	Class A-1	04/23/03	$253,200	1.30813%	May 2004
	Class A-2	04/23/03	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	3.27%	July 2011

		Total	$852,085

Proceeds from the issuance of the 2003-1 Notes were used to make payments on the Company’s revolving asset securitization conduit financing agreements (the “Conduits”), repay borrowings under our unsecured credit facility and increase the Company’s cash balance.

The 2003-1 Notes were issued pursuant to certain indentures between IKON Receivables Funding, LLC, IOSC and certain indenture trustees. The 2003-1 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the 2003-1 Notes are made from payments on the Leases. The 2003-1 Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the 2003-1 Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

Restricted cash on the consolidated balance sheets primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash also includes amounts deposited with an escrow agent to defease the remaining $34,891 of IOSC’s 9.75% notes discussed above.

In fiscal 2002, the Company obtained a $300,000 unsecured credit facility (the “Credit Facility”), which matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. As of June 30, 2003, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of June 30, 2003, letters of credit supported by the Credit Facility amounted to $27,161. The amount available under the Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility for borrowings or additional letters of credit was $228,993 as of June 30, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain financial flexibility under the corporate leverage ratio, during the third quarter of fiscal 2003 the covenant was modified through March 2004, and the covenant as modified is as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s business earnings (excluding finance income and finance expense associated with our financing operations) to corporate non-finance subsidiary debt. As of June 30, 2003, the corporate leverage ratio was 3.40 to 1.00. Failure to be in compliance with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

During the quarter ended June 30, 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) placed the Company’s BBB- rating on CreditWatch. On August 1, 2003 S&P reaffirmed the Company’s BBB- rating with a negative outlook and removed the Company from CreditWatch. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by Standard and Poor’s, any negative changes to our credit ratings, including any further downgrades, could reduce our access to certain credit markets. There is no assurance that these credit ratings can be maintained and/or the credit markets can be readily accessed.

As of June 30, 2003, finance subsidiaries’ debt increased by $192,060 from September 30, 2002. During the nine months ended June 30, 2003, our finance subsidiaries repaid $1,937,758 of debt and received $2,091,692 from the issuance of debt instruments. As of June 30, 2003, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $480,000, $3,840 and CN$61,620 available under their Conduits.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the nine months ended June 30, 2003, unrealized gains totaling $8,938 after taxes, were recorded in accumulated other comprehensive loss. As of June 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. In addition, from time to time the Company may repurchase available outstanding indebtedness in open market and private transactions for general business and financing purposes, including, without limitation, to comply with financial covenants contained in the Company’s Credit Facility.

The following summarizes IKON’s significant contractual obligations and commitments as of June 30, 2003:

	Payments due by

Contractual Obligations	Total	June 30, 2004	June 30, 2006	June 30, 2008	Thereafter

Long-Term Debt, excluding Finance Subsidiaries	$ 490,178	$ 7,003	$ 81,558	$ 402	$ 401,215
Long-Term Debt of Finance Subsidiaries	2,999,921	1,231,922	979,502	788,464	33
Notes Payable	1,641	1,641
Purchase Commitments	4,226	3,459	767
Operating Leases	458,483	126,084	168,899	85,676	77,824
Synthetic Leases	18,451	132	264	18,055

Total	$ 3,972,900	$ 1,370,241	$ 1,230,990	$ 892,597	$ 479,072

Payments on long-term debt of finance subsidiaries generally are made from collections on our finance receivables. At June 30, 2003, long-term debt of finance subsidiaries was $2,999,921 and finance receivables, net of allowances, were $3,486,242.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for software of $3,835 is included in fixed assets and accrued liabilities as of June 30, 2003. The remaining $391 is for other contractual obligations which will be either expensed or capitalized in accordance with Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”

On November 21, 2001, IKON entered into a synthetic lease agreement totaling $18,659 for the purpose of leasing its corporate headquarters in Malvern, Pennsylvania (the “Corporate Lease”). Under the terms of the Corporate Lease, IKON is required to occupy the facility for a term of five years from the agreement date. The Corporate Lease also provides for a residual value guarantee and includes a purchase option at the lessor’s original cost of the property. If IKON terminates the Corporate Lease prior to the end of the lease term, IKON is obligated to purchase the leased property at a price equal to the remaining lease balance. Because IKON is required to only pay the yield due on the Corporate Lease, IKON’s nominal rental rate under the Corporate Lease is different from what IKON would be required to pay under a market rental rate. The Corporate Lease contains one financial covenant that requires IKON to meet a funded debt to total capitalization ratio test. The test requires IKON’s total funded debt to not exceed fifty percent of IKON’s total capitalization. A failure to maintain the covenant would constitute a default pursuant to the Corporate Lease and would permit the lessor to either require IKON to purchase the leased property for the then-current lease balance, terminate IKON’s right of possession of the leased property, or sell the leased property and apply the proceeds to the current lease balance. IKON obtains valuations of the property covered by the Corporate Lease on a regular basis. If market conditions result in a valuation that is less than the guaranteed residual value of the property, IKON records a charge to income. As of June 30, 2003 and September 30, 2002, the accrued shortfall between the contractual obligation and the estimated fair value of the leased assets under the Corporate Lease equaled $400. As a result of the Company’s adoption of the remaining provisions of FASB Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an interpretation of ARB 51” on July 1, 2003, this property, and the associated lease liability, will be recorded on the Company’s balance sheet.

On January 10, 2003, IKON terminated a synthetic lease agreement and paid $23,901 to acquire three properties under the lease. The Company previously recorded a reserve of $13,387 for the expected shortfall between the contractual obligation and the estimated fair value of the leased assets. Two of the three acquired properties were sold during the third quarter of fiscal 2003 and no additional shortfall was incurred. The remaining property is currently for sale.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of June 30, 2003, the Company had $288,265 available under lines of credit and $27,161 available under standby letters of credit. All commitments expire within one year.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2003, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

Pending Accounting Changes

In January 2003, the FASB approved FASB Interpretation Number 46 (“FIN 46”) “Consolidation of Variable Interest Entities, an interpretation of ARB 51". The primary objectives of FIN 46 are to provide guidance for the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. Certain disclosure requirements were effective for financial statements issued after January 31, 2003. The remaining provisions were effective immediately for all VIE’s created after January 31, 2003 and were effective beginning in the first interim or annual reporting period beginning after June 15, 2003 for all VIE’s created before February 1, 2003. The Company has evaluated the impact of the application of this interpretation, and determined that there is not a material impact from the application of this interpretation on our consolidated financial statements.

In April 2003, the FASB approved SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in contracts and for hedging activities under SFAS 133. In particular, SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and implementation issues raised in connection with the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 with the exception of implementation issues that have been effective under other pronouncements for fiscal quarters that began prior to June 15, 2003, which should be applied in accordance with their respective effective dates. The Company has evaluated the impact of the application of this interpretation, and determined that there is not a material impact from the adoption of SFAS 149 on our consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities. (1) Mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this statement, but does not expect a material impact from the adoption of SFAS 150 on our consolidated financial statements.

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

Item 4:     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	10.1	Third Amendment to the Credit Agreement*

	31.1	Certification of Chief Executive Officer of IKON Office Solutions, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer of IKON Office Solutions, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

	32	Certifications of Chief Executive Officer and Chief Financial Officer of IKON Office Solutions, Inc. pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350
__________________ * This exhibit replaces the Third Amendment to the Credit Agreement filed as exhibit 99.1 to the Company's Form 8-K dated June 3, 2003.

b)	Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated April 24, 2003 regarding its results for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: August 14, 2003	/s/ William S. Urkiel William S. Urkiel Senior Vice President and Chief Financial Officer