Form 10-K
period 2003-09-30
IKON OFFICE SOLUTIONS INC
filed 2003-12-29
CIK 3370

As filed with the Securities and Exchange Commission on December 29, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 834, Valley Forge, Pennsylvania	19482
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
(with Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2003 was approximately $1,025,360,636 based upon the closing sales price on the New York Stock Exchange Composite Tape of $7.10 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

The number of shares of common stock, no par value, of the registrant outstanding as of December 15, 2003 was 146,533,249.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): plans to consummate the proposed transaction with General Electric Capital Corporation involving IOS Capital, LLC; growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we”, “us”, “our”, “IKON”, or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

The words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, and similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company assumes no obligations and does not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail herein): conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations, including e-IKON; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Competition.    IKON operates in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. A number of companies worldwide with significant financial resources compete with IKON to provide similar products and services, such as Xerox, Pitney Bowes and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for IKON. Some of our competitors, such as Canon, Ricoh and Hewlett-Packard, are also suppliers to IKON of the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that IKON is able to charge in the future for its products and services to be less than it has historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and services offerings. These risks could lead to a loss of market share for IKON, resulting in a negative impact on our results of operations.

Pricing.    Our ability to succeed is dependent upon our ability to obtain adequate pricing for the equipment, supplies and services we offer. Depending on competitive market factors, future prices we can obtain for the equipment, supplies and services we offer may vary from historical levels.

Vendor Relationships.    IKON’s access to equipment, parts and supplies depends upon its relationships with, and its ability to purchase equipment on competitive terms from its principal vendors, Canon, Ricoh, Hewlett-Packard and Océ. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON’s ability to sell and lease equipment as well as its ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with IKON, or if one of these vendors ceased operations, IKON would be forced to expand its relationship with other vendors, seek out new relationships with other vendors or risk a loss in market share due to diminished product offerings and availability.

Financing Business.    A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON’s business could be adversely affected, as IKON’s customers could seek to lease equipment from competitors offering more favorable leasing terms. For the fiscal year ended September 30, 2003, approximately 81% of equipment sold by IKON in the United States was financed through IOS Capital, LLC (“IOSC”), IKON’s captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, including revolving asset securitization conduit arrangements, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. In particular, during the year ended September 30, 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) designated the Company’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed the Company’s rating on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of IOSC (see “Business — Recent Developments”). Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by S&P, any negative changes to our credit ratings, including any further downgrades, could reduce or foreclose our access to certain credit markets and may require that excess cash flows under IOSC’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained or that the credit markets can be readily accessed.

As of December 10, 2003, IKON entered into a definitive asset purchase agreement (the “Agreement”) with General Electric Capital Corporation (“GE”) to sell certain assets and liabilities of IOSC to GE. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”) to provide for the funding of IKON’s lease originations in the United States and Canada. The transaction is subject to the execution of other agreements and customary closing conditions. We cannot assure you that the transactions contemplated by the Agreement will occur. In the event this transaction does not close, or we are unable to successfully integrate our equipment distribution business with a third party vendor finance program, which involves the integration and transition of complex systems and processes, our liquidity, financial position and results of operations may be adversely affected (see “Business — Recent Developments”).

Liquidity.    The Company maintains a $300,000,000 unsecured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility matures on May 24, 2005. During fiscal 2003, the Company tendered and defeased all of IOSC’s 9.75% notes due June 15, 2004 (the “2004 Notes”), which removed an early maturity provision within the Credit Facility. The Credit

Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. In order to provide certain financial flexibility under the corporate leverage ratio, the covenant was modified during the third quarter of fiscal 2003 as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding finance income and interest expense associated with our financing operations). As of September 30, 2003, the corporate leverage ratio was 3.41 to 1.00. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

On December 11, 2003, the Company announced its intent to amend or replace its Credit Facility in connection with the sale of IOSC’s operations to GE. There can be no assurance that the Company will successfully renegotiate the Credit Facility or, in the event the Credit Facility is terminated, that the Company will be able to replace the Credit Facility on an unsecured basis or on similar or improved terms and conditions.

Operational Efficiencies.     IKON’s ability to improve its profit margins is largely dependent on the success of its initiatives to streamline its infrastructure and drive operational efficiencies across IKON. Such initiatives, which include e-IKON and Six Sigma, focus on strategic priorities such as process improvement, organizational development and asset management. e-IKON is a comprehensive, multi-year initiative to centralize operational support functions and re-design enterprise-wide processes under the Oracle E-Business Suite. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process — starting from the customer’s vantage point — so that defects in the process are effectively eliminated. IKON’s ability to improve its profit margins through the implementation of these initiatives is dependent upon certain factors that IKON cannot entirely control, including the implementation and transition costs and expenses associated with the initiatives. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

International Operations.     IKON operates in eight countries outside of the United States. Approximately 15% of our revenues are derived from our international operations, and approximately 76% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our liquidity, financial position and results of operations. IKON’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-à-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

New Product Offerings.     Our business is driven primarily by customers’ needs and demands and by the products developed and manufactured by third parties. Because IKON distributes products developed and manufactured by third parties, IKON’s business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if IKON cannot sell these products at competitive prices. IKON cannot be certain that its suppliers will permit IKON to distribute their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over IKON. To successfully compete, IKON must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish IKON from its competitors. Failure to execute these strategies successfully could result in reduced market share for IKON or could have an adverse impact on our results of operations.

PART I

Item 1.    Business.

Recent Developments

IKON Office Solutions, Inc. (“IKON”) entered into a definitive asset purchase agreement (the “Agreement”) dated December 10, 2003, by and among IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation (“GE”) pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC, including, without limitation, the servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”) under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. During the initial five-year term of the Program Agreement, the Company will receive an origination fee on all new leases underwritten by GE and a monthly volume fee for providing certain additional services. The term of the Program Agreement may be renewed for a subsequent three or five year period.

Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds. The Company will retain approximately $1.4 billion of IOSC’s net lease receivables and the corresponding residuals, of which approximately $1.2 billion are supported by lease-backed notes issued in our two most recent asset-backed notes offerings. In addition, the Company will retain the Canadian leasing portfolio and assume IOSC’s $350 million 7.25% notes due 2008 (the “2008 Notes”), $300 million 5% convertible notes due 2007 (the “Convertible Notes”) and the remaining $34,714 of 9.75% notes due 2004 (the “2004 Notes”). The retained portfolio will be serviced by GE, and most of the retained portfolio is expected to run-off over the next twenty-four months.

The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction is subject to the execution of the definitive Program Agreement, other agreements and customary conditions, including receipt of certain third party consents. This description of the transaction, including the Agreement and the Program Agreement, is qualified in its entirety by reference to the full text of the agreements included with IKON’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “Commission”) on December 15, 2003. The transaction is expected to close in the second quarter of fiscal 2004. We cannot assure you that the transactions contemplated by the Agreement will occur.

General

IKON was incorporated in Ohio in 1952 and is the successor to a business incorporated in 1928. References herein to “we”, “us”, “our” or the “Company” refer to IKON and its consolidated subsidiaries unless the context specifically requires otherwise. The address of the Company’s principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: 610-296-8000).

IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. As the world’s largest independent distribution channel for copier and printer technologies, IKON offers best-in-class systems from leading manufacturers such as Canon, Ricoh, Hewlett-Packard and Océ and service support through its team of 7,000 service professionals worldwide. IKON also represents the industry’s broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IKON also provides lease financing services to its customers through its wholly-owned finance subsidiaries, including IOSC (see “Recent Developments”).

IKON has locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands.

IKON primarily distributes equipment made by Canon, Ricoh, Hewlett-Packard and Océ. IKON has not and does not currently enter into long-term supply contracts with our vendors, and we have no current plans to do so in the future. Customers include large and small businesses, professional firms and municipal and government agencies.

In fiscal 2003, IKON generated $4.7 billion in revenues, and net income of $116.0 million, or $0.75 per diluted common share, which includes $19.2 million in pre-tax net losses related to the early extinguishment of debt (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Strategy Overview

IKON integrates imaging systems and services to help businesses manage document workflow and increase efficiency. IKON will continue to execute on the following key strategies to leverage IKON’s strengths and position IKON for long-term success:

Enhance Growth Platforms

Supplier integration.    We seek to work collaboratively with our vendors, so we can respond more quickly to market changes.

Business mix shift.    We need to ensure that our product and services portfolio is flexible, services-centric and customer-focused. To this end, we continue to emphasize key growth areas such as professional services, outsourcing and color and production equipment.

Channel expansion.    We seek to identify opportunities in the market and extend our reach through initiatives such as our national accounts program and our metro-market and European city strategies.

Operational Efficiencies

e-IKON.    In order to serve our customers consistently, we are implementing an enterprise-wide IT platform known as e-IKON.

Process improvements.    We are working to streamline operations, improve quality and eliminate defects in our processes through Six Sigma and other process improvement initiatives.

Asset management.    We seek to enhance our financial and operational foundations to enable growth.

Organizational development.    We intend to continue to invest in development opportunities across our organization.

Financial Flexibility

We continue to seek to strengthen our financial flexibility by strengthening our balance sheet and focusing on maintaining financial flexibility in order to implement our strategies.

Our General Business Development

From 1994 through 1998, IKON aggressively acquired businesses providing traditional office equipment products and services, outsourcing and imaging services and technology products and services. Beginning in fiscal 1999, IKON ceased making acquisitions in North America and focused on executing strategies to integrate acquired companies in order to organize IKON into a more efficient and cohesive organization. During fiscal 1999, we conducted a broad-based review of our business in an effort to improve our cost-competitiveness and productivity. The focus of this effort was not only to identify cost-cutting initiatives, but also to identify areas of opportunity to gain efficiencies and to invest the resulting savings in areas that are critical to our long-term success. During the past several years we have changed our business in the following major areas:

Business Division Integration.    Beginning in fiscal 1999, we created our largest operating units, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our business services, outsourcing and captive finance subsidiaries. Our business service offerings include traditional copiers, printers, and other office equipment and services. Outsourcing handles the management of our customers’ mailrooms, copy centers and general administrative facilities, as well as distributed printing, and legal document solutions (see “Product and Service Offerings”). Through our captive finance subsidiaries, we arrange lease financing primarily for equipment marketed by IKON. Our largest finance subsidiary is IOSC, a wholly-owned subsidiary of IKON. As of September 30, 2003, IOSC represented approximately 90% of our finance income and had over $3.1 billion of net lease receivables. IOSC, as well as our other captive finance subsidiaries, finance copiers, facsimile machines and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh (see “Recent Developments”). During the past several years we have focused on INA and IE and de-emphasized the sale of lower margin technology services hardware and software in North America and Europe. In addition, our business imaging services operations and our SysinctSM operating unit, which had been included in Other, are now included in INA, which is consistent with the way management now makes operating decisions (see “Operating Segments”).

Operations Integration and Enhancements.    As we have integrated our business divisions over the past several years, we have centralized and consolidated a variety of operational functions, which include: (i) integrating and consolidating our financial and accounting functions in shared service centers; (ii) establishing consolidated customer care centers; and (iii) developing a national supply chain organization to leverage our buying power with vendors and streamline our distribution and inventory management processes. We have divided our marketplace activities into service and sales functions and have implemented a sales coverage model to align our sales professionals with the right opportunities. This provides them with territory analysis and sales automation tools to effectively manage their territories (see “Efficiency Initiatives”).

Product Transition.    Virtually all of the new office equipment we distribute is digital, which has the ability to communicate with other office equipment and often eliminates the distinction between traditional copiers, facsimile equipment and printers. We have continued to focus on the distribution of color products and digital multi-functional office equipment that enables customers to print, copy, scan and fax, all from one device. We believe that the office equipment market will continue to change with the increasing acceptance of black and white multi-function and color technology, and the manufacturers of the products we distribute will continue to focus on developing and manufacturing these products. The evolution of digital technology has allowed our vendors to develop high-end segment 5 and 6 equipment (equipment with output speeds in excess of 70 pages per minute) and color products. We have pursued opportunities to market these high-end products. During fiscal 2003, sales of high-end equipment and color products represented approximately 37% of our office equipment revenues in North America.

Operating Segments

Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information”, requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

Revenue and profit information about the Company’s operating segments in accordance with SFAS 131 is presented on pages 65 through 67 of this report. Additional financial data and commentary on financial results for operating segments are provided on pages 22, 23, 24, 26 and 27 of this report and in note 14 to the consolidated financial statements appearing under Item 8 of this report.

Operating businesses that are reported as segments are INA and IE. These segments provide copiers, printers, color solutions, distributed printing, facilities management, business imaging services, legal document solutions and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe (see “Recent Developments”). During the past several years, we either disposed of operations formerly included in Other or integrated such operations into INA.

Board and Management Changes

In February 2003, the Company’s Board of Directors elected Matthew J. Espe, President and Chief Executive Officer, to the additional position of Chairman of the Board. Mr. Espe succeeded James J. Forese, who had retired as President and CEO of the Company during fiscal 2002.

In fiscal 2003, Anthony P. Terracciano and William E. McCracken were elected as members of the Company’s Board of Directors. Mr. Terracciano currently serves as a director of Avaya, Inc., Monmouth University and Monmouth Medical Center. Mr. Terracciano also served as Chairman of Dime Bancorp, Inc. (2000-2002). Prior to retiring in 1997, Mr. Terracciano held a number of executive positions in the banking industry, including President of First Union Corporation (1995 to 1997) and Chairman and President of First Fidelity Bank Corporation (1990 to 1997). Mr. McCracken spent over 35 years at International Business Machines Corporation (IBM) before retiring in 2001. During his career at IBM, Mr. McCracken held a variety of management positions, including President of Executive Consulting Group, LLC, General Manager of Worldwide Marketing for IBM PC Company (1994 to 1998); President of IBM’s PC Division, EMEA/Asia Pacific (1993-1994); General Manager of the PC Division in Europe, Middle East and Africa (1991-1993); and Vice President of Channel Management for the PC Division (1988-1990).

In November 2003, Gerald Luterman was elected as a member of the Company’s Board of Directors, effective January 2004. Mr. Luterman has been Executive Vice President and Chief Financial Officer of KeySpan Corporation since February 2002, and was Senior Vice President and Chief Financial Officer from July 1999 to February 2002. Prior to joining KeySpan Corporation in July 1999, he served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. Prior to that, from 1985 through 1996, he held various executive positions with American Express Company. Mr. Luterman is a director of The Houston Exploration Company, a publicly traded U.S. natural gas exploration and production company; KeySpan Facilities Income Fund, an unincorporated open-ended trust that trades on the Toronto Stock Exchange; and Technology Solutions Company.

In December 2003, William L. Meddaugh was elected as a member of the Company’s Board of Directors, effective January 2004. Prior to retiring from General Electric Company (“General Electric”) in 2003, Mr. Meddaugh spent 37 years in various management and executive positions at General Electric. At retirement, Mr. Meddaugh was the President and Chief Executive Officer of General Electric Supply, a position he took on in 1996. Prior to 1996, Mr. Meddaugh held several management positions in sales and marketing at General Electric, including General Manager – Industrial & Developer Sales, General Manger – Industrial Sales Department, General Manager – Marketing Department, Western Regional Manager of General Electric Apparatus Distribution Sales Division, and Marketing Manager – Wiring Devices.

During fiscal 2003, the Company announced the following appointments and promotions: Carlyle S. Jones was appointed to a newly created senior executive position, Senior Vice President of Operations; Theodore E. Strand was promoted to the position of Vice President and Controller; Simon B. Knight was promoted to Senior Vice President and Chief Information Officer; Andrew Twadelle was appointed as Vice President, Six Sigma; and Neil Daniels was promoted to Vice President of Internal Audit.

Realignment to Cross-Functional Leadership

In September 2003, IKON announced a plan to realign its leadership in an effort to promote efficiency and greater responsiveness to market and customer requirements. Under this realignment, the Company’s six regional vice presidents in North America became direct reports to the Company’s Chairman and CEO, Matthew J. Espe, giving Mr. Espe direct oversight of all North American and European field operations. In addition, IKON’s sales support organization has been consolidated under Cathy L. Lewis, Senior Vice President of Marketing, who will also oversee IKON’s national accounts program. All after-sale customer support functions have been consolidated under Carlyle S. Jones, Senior Vice President of Operations, leading initiatives and strategies for customer service, logistics and equipment service delivered by IKON’s national team of service technicians. As part of this realignment, Dennis P. LeStrange, formerly the Senior Vice President of IKON North America, left the Company effective October 1, 2003.

Marketing, Sales and Service Organizations

Our customer loyalty is built on our employees’ ability to form strong working relationships with the people they serve in the marketplace and our employees’ ability to consistently deliver superior service and support. IKON’s sales force coverage model is intended to align our sales professionals with opportunities in the market. The model uses a three-tiered system for deploying sales teams and assigns coverage for each geographic territory and for specific named, major and strategic accounts. Our sales professionals, which act as primary client contacts, are supported by specialists in color, high-volume, outsourcing and technology applications. The coverage plan works together with IKON’s sales compensation plan. Our sales compensation plan provides incentives to help ensure that efforts in the field are fully coordinated with corporate goals. We continue to expand our sales coverage by providing our sales professionals with territory analysis and sales automation tools to effectively manage sales territories. Sales personnel turnover is common in the industry, and the Company is making a considerable effort to attract and retain qualified sales personnel.

We have a worldwide service force of approximately 7,000 employees. Our service force is continually trained on our new products through a national training center. We are able to provide a consistent level of service worldwide because our service force covers metropolitan and rural areas, and we do not generally rely on independent local dealers for service.

Product and Service Offerings

INA and IE integrate products and services to manage document workflow and increase efficiency.

IKON’s current products and services solutions include:

Digital Copying and Printing.    Sales, integration and support of an array of digital copiers, printers and print controllers for network and production copying and printing, including products from vendors such as Canon, Ricoh, Hewlett-Packard, and Océ.

Maintenance Services.    Preventative maintenance and break-fix service support for office equipment distributed by IKON.

Facilities Management.    On-site, turnkey copy center and mailroom solutions that blend equipment, staff, service and supplies to maximize resources, minimize costs and improve customer operations.

Legal Document Services.    Specialized document services for the legal industry, including reproduction, electronic data storage and discovery and legal document coding and imaging.

Digital Imaging and Conversion.    Storage, conversion and backup of paper and electronic digital documents, as well as archiving and records management.

Professional Services.    Installation, configuration and connectivity of digital network devices, as well as end user training and application customization.

Workflow Management Solutions.    High technology document management solutions designed to improve efficiency and increase the productivity of daily business communications.

Lease Financing.    Equipment lease financing to IKON customers through financing subsidiaries (see “Recent Developments”).

We are in the midst of a rapidly changing competitive industry. IKON recognizes the shifts taking place in our industry and we have been positioning IKON to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading vendors to expand and enhance our products and services portfolio.

During fiscal 2003, IKON continued to implement its strategy of moving toward higher-end solutions. Offering equipment such as the Canon imageRunner 105, 110, 150, 7200 and 8500 and the CLC3900+ and CLC5000+ and the Ricoh 1075, 2090, and 2105 has solidified our competitive presence in this market. Placements of this equipment are also a key building block to developing growth opportunities in our equipment service business.

In fiscal 2003, IKON introduced IKON PowerPRESS™ universal server, a front-end system powered by T/R Systems software that is intended to streamline document workflow through a broad array of digital pre-press and make-ready tools targeted to production print providers, large corporate workgroups and paper intensive production spaces. IKON also introduced IKON DocSend™, a “scan-to” solution powered by Electronics For Imaging technology that integrates with products across the IKON portfolio. IKON DocSend transforms paper documents into digital files for secure, instantaneous distribution and/or simplified storage.

In October 2003, IKON launched its new high-speed digital color-printing and copier system, the IKON CCP 8050. This new product offering utilizes the breakthrough technology of the Konica Minolta ColorForce 8050 to consistently provide customers with high-quality and high-performance output.

Efficiency Initiatives

We continued to invest in new market opportunities and to streamline our infrastructure. These investments are aimed at making the Company more profitable and competitive in the long-term. We have continued to build on, and reap rewards from, centralizing our organizational structure with initiatives such as centralized credit and purchasing and shared services.

In fiscal 2003, we launched a company-wide Six Sigma initiative to drive increased customer satisfaction and process improvement. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process — starting from the customer’s vantage point — so that defects in the process are effectively eliminated.

In fiscal 2003, we continued to make significant investments in our e-IKON initiative, a comprehensive, multi-year initiative that has the goal of centralizing operational support functions and re-designing enterprise-wide processes. We anticipate e-IKON will continue to provide benefits to IKON and our customers in terms of improved productivity and competitive differentiation. As of the end of fiscal 2003, we implemented e-IKON in approximately 25% of our marketplaces, as well as two of our three mega care centers located in the United States. In conjunction with the rollout of e-IKON across our business regions, we have outsourced the storage and distribution of our equipment, parts and supplies inventory as part of our broad-based centralized supply chain initiative. We believe the outsourcing of these non-core competencies will provide IKON with operational efficiencies. The transition of the storage and distribution activities will be synchronized with the rollout of e-IKON across the United States.

Customers

No single customer accounted for more than 10% of IKON’s net sales in fiscal 2003. IKON does, however, have certain major customers. The loss of, or major reduction in business from, one or more of IKON’s major customers could have a negative effect on IKON’s financial position or results of operations.

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

The Company conducts its business in reliance upon its continuing ability to purchase equipment, supplies, and parts from its current vendors pursuant to authorized retail dealer and wholesale agreements. However, IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future.

Many of the Company’s operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2003, inventories accounted for approximately 8% of IKON’s current assets, which we believe is consistent with general industry standards.

Proprietary Matters

The Company has a number of trademarks, trade names and service marks, which the Company uses in the conduct of its business. Other than the “IKON” and “IKON Office Solutions” marks and their related marks, the Company does not believe that any single name, trademark, trade name or service mark is material to its businesses taken as a whole. Further, the Company has a policy of protecting its proprietary rights. However, any of the Company’s proprietary rights could be challenged, invalidated, or circumvented or may not provide significant competitive advantages.

Environmental Regulation

IKON presently is engaged in distribution and services businesses that do not generate significant hazardous wastes. Some of IKON’s distribution facilities have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state and local provisions relating to the protection of the environment have not had and are not expected to have a material adverse effect upon the Company’s capital expenditures, liquidity, financial position and results of operations.

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements. See pages 13 and 14 under Item 3 of this report for additional information.

Employees

At September 30, 2003, IKON had approximately 30,250 employees. IKON believes its relations with its employees are good.

Competition

IKON operates in a highly competitive environment. A number of companies worldwide with significant financial resources compete with IKON to provide similar products and services in each of its segments. INA and IE provide substantially similar products and services and each compete directly against companies such as

Xerox, Pitney Bowes and Danka. INA and IE also compete against certain of their significant vendors, such as Canon, Ricoh and Hewlett-Packard. In addition, INA and IE compete against smaller local independent office equipment distributors.

In all of our businesses, we compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. In order to remain competitive, we must obtain from our vendors new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors described above. IKON’s success in its future performance is largely dependent upon its ability to compete successfully in its currently-served markets and to expand into additional product and services offerings. In each segment, we believe our continued focus on the needs of our customers, our ability to consistently deliver superior service and support and our strong customer relationships will distinguish us from our competitors.

Foreign Operations

IKON has operations in Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands. Information concerning the Company’s revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2003 is set forth in note 14 to the consolidated financial statements (included on pages 65 through 67 of this report). Revenues from exports during the last three fiscal years were not significant.

Availability of SEC Reports

Our website is located at www.ikon.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available, without charge, on our website as soon as reasonably practicable after we file them electronically with the Commission.

Item 2.    Properties.

At September 30, 2003, IKON owned or leased approximately 600 facilities in the United States, Canada, Europe and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 7 million square feet.

Item 3.    Legal Proceedings.

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company had accrued balances of $7,913,000 and $8,314,000 as of September 30, 2003 and 2002, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheets as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Barkhamsted, CT and Rockford, IL. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During fiscal years 2001 through 2003, the Company did not incur any expenses for environmental capital projects. During fiscal years 2001 through 2003, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the fiscal years ending September 30, 2003, 2002 and 2001, these expenses were $498,000, $2,436,000 and $1,919,000, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans and settlement agreements and other actions to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of September 30, 2003 and 2002, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $15,515,000 and $16,734,000, respectively.

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

Name	Age	Position and Years Served
Matthew J. Espe	45	Chairman (2003-Present), President and Chief Executive Officer and director (2002-Present); President and Chief Executive Officer of GE Lighting (2000-2002); President of GE Plastics—Europe (1999-2000); President of GE Plastics—Asia (1998-1999)

Carlyle S. Jones	47	Senior Vice President, Operations (2002-Present), Controller (2000-2002); President, IKON France (1998-2000)

Simon B. Knight	47	Senior Vice President and Chief Information Officer (2002-Present); Vice President, Enterprise Systems Group (2001-2002); Vice President of Information Technology, International Operations (1998-2001)

Cathy L. Lewis	51	Senior Vice President, Marketing (2001-Present); Vice President, Color Marketing, Xerox Corporation (2001); Vice President, Strategic Marketing, Xerox Corporation (1998-2000)

Don H. Liu	42	Senior Vice President, General Counsel and Secretary (1999-Present); Vice President and Deputy Chief Legal Officer, Aetna U.S. Healthcare (1996-1999)

Beth B. Sexton	47	Senior Vice President, Human Resources (1999-Present); Vice President, Human Resources (1997-1999)

Theodore E. Strand	59	Vice President and Controller (2002-Present), Assistant Controller (1999-2002); Director of Financial Operations—Asia Pacific, AMP Inc. (1998-1999)

William S. Urkiel	58	Senior Vice President and Chief Financial Officer (1999-Present); Corporate Vice President and Chief Financial Officer, AMP, Inc. (1997-1998)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The New York Stock Exchange is the principal market on which the Company’s common stock is traded (ticker symbol IKN). As of December 15, 2003, there were approximately 11,264 holders of record of IKON’s common stock. The information regarding the quarterly market price ranges of IKON’s common stock and dividend payments under “Quarterly Financial Summary” on page 71 of this report is incorporated herein by reference.

IKON anticipates that it will pay a quarterly dividend of $0.04 per common share in March 2004. The Company currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan and debt agreements.

Information regarding IKON’s equity compensation plans appearing under “Equity Compensation Plan Information” in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 24, 2004 is incorporated herein by reference.

Item 6.    Selected Financial Data.

	2003(c)	2002(d)	2001(e)	2000(f)	1999(g)
	(in millions, except per share data, ratios and employees)
Continuing Operations(a)
Revenue	$4,710.9	$4,929.5	$5,359.0	$5,485.9	$5,462.3
Gross profit	1,789.4	1,878.3	2,014.2	2,019.9	2,072.7
Selling and administrative	1,534.8	1,595.2	1,813.5	1,783.9	1,821.0
Operating income	254.6	293.6	137.2	147.9	150.6
Income before taxes	186.4	239.2	67.8	84.8	79.4
Income	116.0	150.3	14.0	27.7	33.8
Earnings per common share
Basic	0.80	1.05	0.10	0.19	0.23
Diluted	0.75	0.99	0.10	0.19	0.23
Capital expenditures	125.6	178.8	144.7	159.0	155.8
Depreciation and amortization	112.5	131.0	178.6	195.1	196.9
Discontinued Operations
Income			$1.2	$1.4
Earnings per common share
Basic			0.01	0.01
Diluted			0.01	0.01
Total Operations
Net income	$116.0	$150.3	$15.2	$29.1	$33.8
Earnings per common share
Basic	0.80	1.05	0.11	0.20	0.23
Diluted	0.75	0.99	0.11	0.20	0.23
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	11.17	10.66	9.84	10.02	9.82
Return on shareholders’ equity %	7.1	9.8	1.1	2.0	2.3
Weighted average common shares (basic)	145.2	143.2	141.9	148.2	148.7
Weighted average common shares (diluted)	167.8	155.1	144.4	148.3	149.0
Supplementary Information
Current ratio	1.2	1.2	1.1	1.1	1.1
Working capital	$425.1	$468.4	$249.5	$204.0	$186.3
Total assets	6,639.5	6,457.8	6,291.0	6,362.6	5,801.3
Total debt	3,438.3	3,420.9	3,396.7	3,470.1	2,862.3
% of capitalization	67.8	69.0	70.9	70.7	66.2
Total debt, excluding finance subsidiaries	$429.5	$613.0	$800.9	$825.7	$859.0
% of capitalization(b)	20.8	28.5	36.5	36.4	37.0
Employees	30,250	33,200	37,600	39,600	39,400

Notes:

(a)	Certain prior year amounts have been reclassified to conform with the current year presentation. Fiscal 2002, 2001, 2000 and 1999 revenues and costs of goods sold have each been increased by $102.0, $85.5, $39.0 and $26.7, respectively, from amounts previously reported. There was no impact on gross profit, operating income, net income or earnings per share on any period as a result of the reclassification.
(b)	Finance subsidiaries’ debt is excluded from the calculation because finance subsidiaries’ lease receivables represent the primary source of repayment of finance subsidiaries’ debt. Refer to note 5 to the consolidated financial statements for additional information.

Selected Financial Data:

(c)	Fiscal year results include losses from early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.
(d)	Fiscal year results include gains from the reversal of certain prior year restructuring charges, resulting in an increase in operating income of $10.5 and net income of $6.8.
(e)	Fiscal year results include $63.6 of restructuring and asset impairment charges (the “2001 Restructuring Charge”), reserve adjustments of $5.3 related primarily to the exit from the Company’s telephony operations (the “Exit Costs”), and a tax reserve increase of $10.0 related to the Company’s use of corporate owned life insurance programs (the “Tax Increase”). The 2001 Restructuring Charge and the Exit Costs resulted in a decrease in operating income of $68.9, and the 2001 Restructuring Charge, the Exit Costs, the Tax Increase, and $1.2 of income from discontinued operations resulted in a decrease in net income of $61.3.
(f)	Fiscal year results include $105.2 of net restructuring and asset impairment charges (the “2000 Restructuring Charge”), a gain of $17.0 from the receipt of insurance proceeds related to shareholder litigation (the “Insurance Proceeds”), a gain on sale of investment of $3.7 and a gain from the early extinguishment of debt of $3.0 (collectively, the “Gain”). The 2000 Restructuring Charge and the Insurance Proceeds resulted in a decrease in operating income of $88.2, and the 2000 Restructuring Charge, the Insurance Proceeds, the Gain and income from discontinued operations of $1.4 resulted in a decrease in net income of $64.0.
(g)	Fiscal year results include a shareholder litigation charge of $101.1 and a gain on asset securitization of $14.3, resulting in a decrease in operating income of $86.8 and net income of $58.1.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, we have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this annual report on Form 10-K. In addition, we believe our most critical accounting policies include the following:

Revenue Recognition.    We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered, installed, accepted, is in good condition, and is satisfactory. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. Generally, the Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at the time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company’s objective to provide complete solutions to its customers, the Company generally bundles a service agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

Allowances for Receivables.    IKON maintains allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON’s customers were to significantly deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required.

Income Taxes.    Income taxes are determined in accordance with SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, IKON has considered future taxable income and ongoing prudent and feasible tax planning strategies. However, in the event that IKON determines the value of a deferred tax asset has fluctuated from its net recorded amount, an adjustment to the deferred tax asset would be necessary.

Pension.    Certain assumptions are used in the calculation of the actuarial valuation of our company-sponsored defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those assumed, additional pension expense may be required.

Residual Values.    IKON estimates the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment and generally range between 0% to 24% of MSRP, depending on the equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment.

Other Accounting Policies.    Other accounting polices, not involving the same level of significance as those discussed above, are nevertheless important to an understanding of our financial statements. See note 1 to the consolidated financial statements, Significant Accounting Policies, which discusses other accounting policies.

Our preparation of this annual report on Form 10-K requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions. In addition, certain policies described above may be modified or affected by our announced sale of certain assets and liabilities of IOSC to GE (see “Business — Recent Developments”).

RESULTS OF OPERATIONS

This discussion reviews the results of operations of the Company as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2003, 2002, 2001, and 2000 refer to the fiscal years ended September 30, 2003, 2002, 2001 and 2000, respectively.

2003 Compared to 2002

Revenues

	2003	2002	Change
Net sales	$2,289,600	$2,433,700	(5.9)%
Services	2,033,100	2,120,800	(4.1)
Finance income	388,200	374,900	3.5

	$4,710,900	$4,929,400	(4.4)%

The decrease in revenues compared to 2002, which includes a currency benefit of 1.3% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is primarily the result of our actions to exit, sell or downsize certain non-strategic or unprofitable businesses (telephony, education and technology hardware businesses, and certain digital print centers) during 2002, which accounted for 71.6% of the decline in 2003. Excluding the impact of these downsizing actions and including the currency benefit described above, revenues for 2003 decreased by approximately 1.3%.

Net sales includes revenues from the sale of copier/printer equipment, supplies, and technology hardware. The decrease in net sales includes a currency benefit of 1.5%. Sales of technology-related hardware (a business the Company exited as described above), such as computers, routers and servers, contributed to 71.6% of the net sales decline compared to 2002. Excluding the impact of technology-related hardware and including the currency benefit described above, net sales decreased by approximately 1.8%. Revenues from the sale of copier/printer equipment decreased by 1.1%, or $19,700, compared to 2002 due to changes in product sales mix, delays in purchasing decisions by our customers and lower selling prices as new technologies were introduced at lower price points, particularly in color equipment. Revenues from the sale of black and white equipment declined in the mid-single digits, while revenues from the sale of color equipment grew by over 15% compared to 2002. In 2003, approximately 37% of copier/printer equipment revenues were from sales of high-end black and white and color products, compared to approximately 34% in 2002. Sales of supplies decreased by 4.5% compared to 2002 due to declines in the sale of fax supplies and generally lower volumes on equipment usage.

Services consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, professional services and other services, and rentals. The decrease in services includes a currency benefit of 1.0%. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell or downsize certain non-strategic or unprofitable businesses during 2002, which accounted for 60.7% of the total services decline in 2003. Excluding the impact of these actions and including the currency benefit described above, outsourcing and other services decreased by approximately 1.3% compared to 2002. The primary reason for this decrease was due to customers’ business downsizing, customers’ decisions to in-source and reduced demand for business document services and legal document services, arising from a slowdown in the legal business and fewer commercial transactions that utilize such services. Revenues from the servicing of copier/printer equipment decreased by 1.8%, or $21,400, as declines in copy volume of segment 1 – 4 devices (equipment with maximum page output of less than 70 pages per minute) outpaced an increase in copy volume for color and segment 5 and 6 devices (equipment with minimum page output of over 70 pages per minute).

Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the United States, accounted for approximately 90% of the Company’s finance income during 2003 compared to approximately 93% during 2002 (see “Business—Recent Developments”). Approximately 81% of IKON’s copier and equipment revenues in the United States were financed by IOSC during 2003, compared to approximately 79% during 2002. The increase in finance income is primarily due to growth in the net lease portfolio of 4.3% compared to 2002 and a currency benefit of 0.8%.

Gross Margin

	2003	2002
Gross margin, net sales	31.5%	32.9%
Gross margin, services	40.7	40.6
Gross margin, finance income	61.9	57.9
Gross margin, total	38.0	38.1

Total gross margin remained relatively consistent compared to 2002. The decrease in gross margin on net sales was primarily due to a less favorable product and supplies mix, increased competition for copier/printer equipment (particularly in the second half of the year), and a higher level of inventory write-offs compared to 2002. The impact of these items was partially offset by reduced sales of lower-margin technology-related hardware. The gross margin on services remained consistent compared to 2002. The gross margin on finance income increased compared to 2002 primarily due to lower average borrowing rates. The average financing rate on our lease receivables was approximately 11% for 2003 and 2002. Additionally, our finance subsidiaries’ average cost of debt was approximately 5% and 6% for 2003 and 2002, respectively.

Other

	2003	2002	Change
Selling and administrative expenses	$1,534,800	$1,595,200	(3.8)%
S&A as a % of revenue	32.6%	32.4%
Restructuring reversal		(10,500)	(100.0)
Operating income	254,600	293,600	(13.3)
Loss from early extinguishment of debt, net	19,200		100.0
Interest expense, net	49,000	54,400	(9.9)
Taxes on income	70,400	88,900	(20.8)
Net income	116,000	150,300	(22.8)
Diluted earnings per common share	0.75	0.99	(24.2)

Selling and administrative expenses decreased by 3.8% compared to 2002, but increased slightly as a percentage of revenue. The dollar decrease was due to $53,700 from improved productivity, centralization and consolidation initiatives, including headcount reductions, and $35,900 from the downsizing or elimination of unprofitable businesses. The Company incurred $46,400 of increased pension costs and information technology expenses (including expense related to the implementation of e-IKON) and $8,700 of higher bad debt expense, which were partially offset by a $16,900 decrease in expenses related to operational performance compensation costs. During 2003, the Company experienced better than anticipated results in certain litigation matters which reduced net legal expenses by $3,000. Furthermore, during 2002 the Company recorded a charge of $6,000 related to the settlement of the legal matter of Whetman, et al. v. IKON Office Solutions, Inc., et al.

In the fourth quarter of 2002, the Company reversed $10,500 of prior restructuring charges (see “Restructuring and Asset Impairment Charges”). The reversed charges consisted of $7,400 related to severance, $1,700 related to leasehold termination costs and $1,400 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

Our operating income in 2003 decreased by 13.3% compared to 2002, as a result of the factors discussed above.

As a result of the following debt repurchases, the Company recognized a net loss, including the write-off of unamortized costs, of $19,200 during 2003, which is included in loss from early extinguishment of debt in the consolidated statements of income:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 6.75%, due 2004	$63,700	$65,400
Bond issue at rate of 6.75%, due 2025 Bond issue at rate of 7.30%, due 2027	36,300 20,000	29,200 16,400
Private placement debt, due 2005	55,000	61,300

Total non-finance subsidiary repurchases	175,000	172,300

Finance subsidiary bond issue at rate of 9.75%, due 2004	215,100	233,400

Total	$390,100	$405,700

During 2003, interest expense, net, decreased due to lower average outstanding debt combined with lower average borrowing rates compared to 2002.

The effective income tax rate was 37.75% in 2003, compared to 37.15% in 2002. The increase in the effective tax rate is primarily attributable to an increase in our state taxes during 2003. The Company’s tax valuation allowance was $38,400 and $35,000 at September 30, 2003 and 2002, respectively. The net increase in the valuation allowance is primarily attributable to a change in our assessment that it is more likely than not that tax benefits from losses incurred in certain foreign jurisdictions will be realized. No individual jurisdiction had a material impact on the change.

Diluted earnings per common share were $0.75 in 2003, compared to $0.99 in 2002. The diluted earnings per common share calculation reflects the impact of the Convertible Notes issued in May 2002. The Company accounts for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for 2003 assumes the Convertible Notes were outstanding for all of 2003, whereas the calculation of diluted earnings per common share for 2002 assumes the Convertible Notes were outstanding since May 2002. As a result, there was $0.03 of additional dilution in 2003 compared to 2002.

Review of Business Segments

During 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON’s business. Due to the Company’s organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates corporate administrative charges to IKON North America (“INA”). As a result, these administrative costs are included in Corporate and Eliminations(see “Notes to Consolidated Financial Statements—Note 14”) . In addition, our business imaging services and Sysinct operations which had been included in Other are now included in INA consistent with the way management now makes operating decisions. Prior year amounts have been reclassified to conform with the current year presentation.

Our reportable business segments are INA, IKON Europe (“IE”) and Other. INA and IE provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions, business imaging services and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively (see “Recent Developments”).

Other had included our technology education and telephony businesses, which the Company exited during 2002. The results of operations of technology education and telephony are included through their respective disposition dates. Accordingly, during 2003, the Company had no remaining businesses included in the Other segment.

IKON North America

	2003	2002	Change
Net sales	$2,009,200	$2,159,100	(6.9)%
Services	1,852,000	1,957,700	(5.4)
Finance income	365,300	354,400	3.1
Finance interest expense	141,900	151,400	(6.3)
Restructuring reversal		8,400	(100.0)
Operating income	551,400	608,400	(9.4)

Approximately 61% of the net sales decrease was due to a decline in sales of technology-related hardware (a business the Company exited as described above). The remaining decrease was due to changes in product sales mix, delays in purchasing decisions by our customers, and lower selling prices as new technologies were introduced at lower price points, especially in color equipment (particularly in the second half of the year). Sales of supplies decreased by approximately $21,500 due to declines in the sales of fax supplies and generally lower volumes on equipment usage. Approximately 35% of the services decline resulted from a decrease in revenue from servicing of copier/printer equipment. This decrease was primarily due to a change in the mix of products serviced as declines in copy volume of segment 1 – 4 devices outpaced an increase in copy volume for color and segment 5 and 6 devices compared to 2002. Approximately 65% of the services decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately 62% was due to the impact of our actions to exit, sell or downsize certain non-strategic or unprofitable businesses during 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customers’ decisions to in-source and reduced demand for legal and business document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. Finance income increased due to growth in the lease portfolio compared to 2002, while finance interest expense decreased due to lower average borrowing rates compared to 2002. Operating income decreased due to lower revenues and lower profit margins on revenues compared to 2002. These changes were partially offset by a decrease in selling and administrative expenses in 2003 compared to 2002, which was substantially due to headcount reductions. In addition, during 2002, INA reversed $8,400 related to prior restructuring programs.

IKON Europe

	2003	2002	Change
Net sales	$280,400	$270,500	3.7%
Services	181,100	155,800	16.2
Finance income	22,900	20,500	11.7
Finance interest expense	6,200	6,500	(4.6)
Restructuring reversal		100	(100.0)
Operating income	25,800	23,100	11.7

Net sales increased as a result of currency benefits of approximately $30,000, partially offset by a decrease in sales of copier/printer equipment of approximately $12,400 and a decrease in technology-related hardware of approximately $7,700 as a result of the downsizing actions discussed above. Services increased as a result of currency benefits of approximately $18,700 and an increase in equipment service and outsourcing and other services compared to 2002. Finance income increased primarily as a result of strengthened foreign currencies, which contributed to approximately $2,100 of the increase. Operating income increased during 2003 due to reduced headcount as a result of infrastructure improvements and exchange rate benefits.

Other

	2003	2002	Change
Net sales	–	$4,100	(100.0)%
Services	–	7,300	(100.0)
Restructuring reversal	–	1,400	(100.0)
Operating loss	–	(1,800)	(100.0)

Net sales, services revenue and operating losses decreased as a result of the downsizing, sale, and closure of non-strategic or unprofitable businesses such as telephony, technology education and other technology-related operations during 2002. In addition, during 2002, the Company reversed $1,400 related to prior restructuring programs.

Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. In addition, Corporate and Eliminations represent the balance sheets of certain locations that were previously reported in INA which have been combined with the Corporate balance sheet. Operating losses in Corporate and Eliminations were $322,600 and $336,200 in 2003 and 2002, respectively. The decrease in operating losses from 2002 to 2003 were due to continued benefits realized from the implementation of various centralization initiatives.

2002 Compared to 2001

Revenues

	2002	2001	Change
Net sales	$2,433,700	$2,720,000	(10.5)%
Services	2,120,800	2,279,300	(7.0)
Finance income	374,900	359,700	4.2

	$4,929,400	$5,359,000	(8.0)%

During 2002, our revenues decreased by $429,600, or 8.0%, compared to 2001. This resulted in part from the impact of our actions to exit, sell or downsize certain non-strategic or unprofitable businesses during 2002, which accounted for approximately $265,000 of the decline. Excluding the impact of these downsizing actions, revenues for 2002 were down approximately 3.1%.

Net sales, which includes the sale of copier/printer equipment, supplies, and technology hardware, decreased by $286,300, or 10.5%, compared to 2001. Sales of technology hardware, such as computers, routers and servers, decreased by approximately $115,000, or 36%. This decrease was primarily due to the Company’s de-emphasis of this offering as part of its margin improvement strategy, choosing instead to redirect its technical capabilities to services that support other customer opportunities, including document management and digital connectivity. Sales of copier/printer equipment decreased by approximately $141,000, or 8%, due to ongoing economic pressures as well as the Company’s strategic focus on moving from low-end, lower margin products to high-end, higher margin products. High-end segment 5 and 6 equipment sales increased by over 25%, compared to 2001, partially offsetting decreases in revenue from the sale of lower segment equipment. Supply sales decreased by approximately $47,000, or 9%, due to competitive market pressures and a decline in supply consumption resulting from the transition from analog to digital technology. In 2002, approximately 18% of copier/printer equipment revenues were from sales of segment 5 and 6 products, compared to approximately 12% in 2001.

Services revenue, which consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, professional services and other services, and rentals decreased by $158,500, or 7.0%, compared to 2001. Approximately $150,000 of this decline was due to the downsizing, sale, and closure of non-strategic outsourcing and other services businesses during 2002. Revenues from the servicing of copier/printer equipment were flat year over year. Outsourcing and other services accounted for the remaining decline, down approximately 1% for the year.

Finance income increased by $15,200, or 4.2%, compared to 2001, primarily due to growth in the net lease portfolio of approximately 2.9% compared to 2001. Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the United States, accounted for approximately 93% of IKON’s finance income for 2002. Approximately 79% of IKON’s copier and equipment revenues in the United States were financed by IOSC during 2002, compared to approximately 75% during 2001.

Gross Margin

	2002	2001
Gross margin, net sales	32.9%	33.8%
Gross margin, services	40.6	40.0
Gross margin, finance income	57.9	50.7
Gross margin, total	38.1	37.6

In 2002, gross margin was 38.1%, compared to 37.6% in 2001. The gross margin on net sales decreased to 32.9% from 33.8% in 2001, primarily due to less favorable revenue mix resulting from a decrease in supply sales. The gross margin on services increased to 40.6%, compared to 40.0% in 2001, due to improved productivity in the servicing of copier/printer equipment. The gross margin on finance income increased to 57.9% from 50.7% in 2001 primarily due to higher average portfolio yields and lower average borrowing rates. The average financing rate on our lease receivables was approximately 11% for 2002 and 2001. Additionally, our finance subsidiaries’ average cost of debt was approximately 6% and 7% for 2002 and 2001, respectively.

Other

	2002	2001	Change
Selling and administrative expenses	$1,595,200	$1,813,500	(12.0)%
S&A as a % of revenue	32.4%	33.8%
Restructuring (reversal) charges, net	(10,500)	34,500	(130.4)
Asset impairment		29,100	(100.0)
Operating income	293,600	137,200	114.0
Interest expense, net	54,400	69,400	(21.6)
Taxes on income	88,900	53,800	65.2
Discontinued operations, net of taxes		1,200	(100.0)
Net income	150,300	15,200	888.8
Diluted earnings per common share	0.99	0.11	800.0

During 2002, selling and administrative expenses as a percent of revenue was 32.4%, compared to 33.8% in 2001. Selling and administrative expenses decreased by $218,300, or 12.0%, compared to 2001. Of this decrease, approximately $41,000 was due to the elimination of goodwill amortization, approximately $65,000 was due to the Company’s exit from its telephony and technology education operations and the closure of certain digital print centers and approximately $112,000 was due to our centralization and consolidation initiatives, decreased selling costs resulting from lower sales of equipment and decreased sales and support costs.

During 2002 the Company reversed $10,500 related to prior restructuring programs (see “Restructuring and Asset Impairment Charges”). During 2001, the Company recorded restructuring charges (net) and asset impairment charges of $63,600.

Our operating income in 2002 increased by $156,400, compared to 2001, as a result of the items discussed above.

Interest expense was $54,400 in 2002, compared to $69,400 in 2001. The decrease was due to lower average outstanding debt combined with lower average short-term borrowing rates compared to 2001.

The effective income tax rate was 37.15% in 2002, compared to 79.3% in 2001. The income tax rate reduction was primarily due to the cessation of goodwill amortization, the majority of which was non-deductible for tax purposes, as a result of our adoption of SFAS 142 effective October 1, 2001. In addition, the Company made a $10,000 tax reserve adjustment related to the Company’s use of leveraged corporate owned life insurance programs during 2001. The completion of certain tax planning initiatives during the first quarter of 2002 also contributed to the reduced tax rate. The initiatives completed included the conversion of IOSC from a corporation to a limited liability company (“LLC”) and the designation of the IKON Stock Fund in the Company’s Retirement Savings Plan as an employee stock ownership plan (“ESOP”). The conversion to an LLC allows the Company, for state income tax purposes, to combine current year taxable income and losses that were previously reported separately, which results in the reduction of state income taxes. The ESOP designation allows the Company to deduct dividends on IKON common stock that participants and beneficiaries in the Company’s Retirement Savings Plan can elect to receive in cash. The Company’s valuation allowance was $35,000 and $46,500 at September 30, 2002 and 2001, respectively. The decrease in the valuation allowance is primarily attributable to the removal of valuation allowances due to the expiration of the carryforward period for certain foreign tax credit carryforwards. This decrease had no impact on our effective income tax rate.

In 2001, we recognized a gain of $2,100 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations. The gain was recorded as discontinued operations in the consolidated statements of income.

Diluted earnings per common share were $0.99 in 2002, compared to $0.11 in 2001. As discussed above, the diluted earnings per share calculation for 2002 reflects the impact of the Convertible Notes.

Review of Business Segments

IKON North America

	2002	2001	Change
Net sales	$2,159,100	$2,405,700	(10.3)%
Services	1,957,700	2,075,600	(5.7)
Finance income	354,400	339,600	4.4
Finance interest expense	151,400	168,800	(10.3)
Restructuring (reversal) charges, net	(8,400)	33,400	(125.1)
Operating income	608,400	446,600	36.2

Net sales decreased by $246,600 or 10.3%, to $2,159,100 in 2002 from $2,405,700 in 2001. The decrease was primarily due to a decline in revenue from sales of technology hardware and sales of copier/printer equipment. Services decreased by $117,900, or 5.7%, to $1,957,700 in 2002 from $2,075,600 in 2001. This decrease was due to the downsizing, sale, and closure of non-strategic outsourcing and other services businesses during 2002. Finance income increased by $14,800, or 4.4%, to $354,400 in 2002 from $339,600 in 2001. The increase was primarily due to growth in the lease portfolio as compared to 2001. Finance interest expense decreased by $17,400, or 10.3%, to $151,400 in 2002 from $168,800 in 2001 as growth in the lease portfolio was offset by lower average borrowing rates. Operating income increased by $161,800, or 36.2%, to $608,400 in 2002 from $446,600 in 2001. The increase was primarily due to the downsizing or elimination of unprofitable businesses, centralization and consolidation initiatives and decreased selling costs due to lower sales of equipment. In addition, in 2001, INA incurred $33,400 related to restructuring and asset write-offs compared to a reversal of $8,400 of such charges in 2002.

IKON Europe

	2002	2001	Change
Net sales	$270,500	$293,000	(7.7)%
Services	155,800	141,200	10.3
Finance income	20,500	20,100	2.0
Finance interest expense	6,500	8,700	(25.3)
Restructuring (reversal) charges, net	(100)	1,300	(107.7)
Operating income	23,100	22,200	4.1

Net sales decreased by $22,500, or 7.7%, to $270,500 in 2002 from $293,000 in 2001. This decrease was due mainly to declines in sales of technology-related hardware. Services increased by $14,600, or 10.3%, to $155,800 in 2002 from $141,200 in 2001 due to growth in outsourcing. Finance income increased by $400, or 2.0%, to $20,500 in 2002 from $20,100 in 2001. Finance interest expense decreased by $2,200, or 25.3%, to $6,500 in 2002 from $8,700 in 2001 primarily due to lower average borrowings and lower average short-term rates. Operating income increased by $900, or 4.1%, to $23,100 in 2002 from $22,200 in 2001 due primarily to improvements to our operational infrastructure. In addition, in 2001, IE incurred $1,300 related to restructuring and asset write-offs compared to a reversal of $100 of such charges in 2002.

Other

	2002	2001	Change
Net sales	$4,100	$21,300	(80.8)%
Services	7,300	62,500	(88.3)
Restructuring (reversal) charges, net	(1,400)	16,900	(108.3)
Operating loss	(1,800)	(40,800)	(95.6)

Net sales decreased by $17,200, or 80.8%, to $4,100 in 2002 from $21,300 in 2001. Services decreased by $55,200, or 88.3%, to $7,300 in 2002 from $62,500 in 2001. These declines were primarily due to the downsizing, sale, and closure of non-strategic or unprofitable businesses such as telephony, technology education and other technology-related operations. There was an operating loss of $1,800 in 2002, compared to an operating loss of $40,800 in 2001. The decrease in operating loss reflects the impact of the actions described above concerning the downsizing, sale or closure of certain non-strategic or unprofitable businesses. In addition, in 2001, Other incurred $16,900 related to restructuring and asset write-offs compared to a reversal of $1,400 of such charges in 2002.

Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. In addition, Corporate and Eliminations represent the balance sheets of certain locations that were previously reported in INA which have been combined with the Corporate balance sheet. Operating losses in Corporate and Eliminations were $336,200 and $290,800 in 2002 and 2001, respectively. The increase in operating losses from 2001 to 2002 was due to higher information technology costs due to the implementation of e-IKON, higher performance compensation costs and higher benefits costs compared to 2001. These increases were partially offset by the impact of the cessation of goodwill amortization beginning October 1, 2002. In addition, during 2001, $12,000 of restructuring and asset impairment charges were included in Corporate and Eliminations compared to a $600 reversal of restructuring charges in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows and Liquidity

The following summarizes cash flows for 2003 and 2002 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	2003	2002
Cash provided by operating activities	$439,300	$476,600
Cash used in investing activities	(237,000)	(301,100)
Cash (used in) provided by financing activities	(111,600)	9,100
Effect of exchange rates	(2,500)	6,800

Increase in cash	88,200	191,400
Cash and cash equivalents at beginning of the year	271,800	80,400

Cash and cash equivalents at end of the year	$360,000	$271,800

Operating Cash Flows

Cash provided by operating activities of $439,300 for 2003 decreased by $37,300 compared to 2002 due to lower cash inflows resulting from collections on accounts receivable, higher cash outflows as a result of additional accounts payable, deferred revenues and accrued expenses, partially offset by cash inflows from a reduction in inventory and lower payments on restructuring related programs. The reduction in inventory was driven by continued centralization and organizational benefits of the Company’s supply chain and the e-IKON initiative, including processes that integrate logistics through third parties. As a result, inventory turns increased to 9.9 turns at September 30, 2003 compared to 7.9 turns at September 30, 2002.

Valuation and Qualifying Accounts included on page 73 provides a rollforward of the allowance for doubtful accounts. IKON’s provisions for losses on accounts receivable were $13,400, $4,700 and $7,800, and write-offs, net of recoveries, were $13,400, $13,900 and $19,600, for 2003, 2002 and 2001, respectively. In 2000 and 2001, IKON standardized and centralized its accounts receivable collection processes and functions. As a result, write-offs of accounts receivable, net of recoveries, decreased to $19,600 and the percentage of accounts receivable aged greater than 150 days decreased to 4.4% at September 30, 2001. During 2002, IKON continued to focus on improving its accounts receivable collection procedures and launched its first centralized customer care center which consolidated service capabilities such as dispatch, customer service and supply sales into one center. As a result, write-offs of accounts receivable, net of recoveries, decreased to $13,900. The percentage of accounts receivable aged greater than 150 days increased to 4.6% at September 30, 2002. During 2003, the Company continued to obtain benefits in accounts receivable, due to additional synergies received from these prior efforts. As a result, IKON’s days sales outstanding on trade accounts receivable decreased from 51 days at September 30, 2002 to 50 days at September 30, 2003. However, during 2003, write-offs of accounts receivable, net of recoveries, increased to $15,700 and the percentage of accounts receivable aged greater than 150 days increased to 6.3% at September 30, 2003. These increases were partially due to lower productivity as a result of the Company’s implementation of e-IKON in additional U.S. regions during the year. IKON’s policy is to calculate its allowance as a percentage of accounts receivable aged greater than 150 days plus an additional allowance for any amount that the Company has specifically identified as potential bad debts.

The provision for lease defaults increased slightly to $67,900 in 2003 from $67,700 in 2002. The Company’s lease default reserve increased slightly to $58,500 at September 30, 2003 compared to $58,100 at September 30, 2002, but decreased as a percentage of the lease portfolio. Charge-offs of lease receivables decreased from $79,800 during 2002 to $69,300 in 2003. As of September 30, 2003, 95.2% of IOSC’s lease portfolio was current compared to 93.2% at September 30, 2002. These improvements reflect the Company’s continued investment in portfolio management and improved credit quality resulting from the centralization of the Company’s leasing functions (see “Business — Recent Developments”).

Investing Cash Flows

During 2003, the Company used $237,000 of cash in investing activities, which included net finance subsidiaries’ use of $170,500, capital expenditures for property and equipment of $62,600 and capital expenditures for equipment on operating leases of $63,000. Capital expenditures for property and equipment include expenditures for the purchase of properties resulting from terminated synthetic lease agreements, expenditures for our e-IKON initiative and equipment purchases to support our legal and business document services businesses. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with customers. Proceeds from the sale of property and equipment during 2003 were $41,000, which included approximately $35,000 related to the sale of properties that were previously leased under synthetic lease agreements.

Financing Cash Flows

During 2003, the Company used $111,600 of cash for financing activities. As discussed below, during 2003, the Company early extinguished $175,000 par value of non-finance subsidiary debt for $172,300 and made $27,200 of additional payments of long-term debt. In addition, the Company early extinguished $215,100 par value of finance subsidiary debt for $233,400 and deposited $34,900 in escrow to defease a portion of its finance subsidiary debt. Net issuances of finance subsidiary debt were $160,200 during 2003 (see “Business—Recent Developments”).

During 2003, the Company paid $23,200 of dividends to shareholders compared to $22,900 during 2002. During 2003 and 2002, the Company paid dividends of $0.16 per common share to shareholders of record.

Cash flows from financing activities include a $49,200 change in restricted cash which primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash also includes amounts deposited with an escrow agent to defease the remaining $34,900 of 2004 Notes discussed below. At September 30, 2003, the remaining amount of restricted cash in escrow, including accrued interest, related to this defeasance was $38,400.

Capital Structure

	September 30
	2003	2002
Outstanding debt, excluding finance subsidiaries
Notes payable to banks	$4,000	$7,100
Other notes payable	100	100
Bond issue	415,900	535,200
Private placement debt		55,000
Sundry notes, bonds and mortgages	6,600	8,400
Present value of capital lease obligations	3,000	7,200

	$429,600	$613,000

Outstanding debt of finance subsidiaries
Convertible subordinated notes	$300,000	$300,000
Notes payable	384,700	250,000
Lease-backed notes	1,563,200	1,690,800
Asset securitization conduit financing	718,900	507,100
Notes payable to banks	41,900	60,000

	$3,008,700	$2,807,900

Including finance subsidiaries’ debt, our debt to capital ratio was 67.8% at September 30, 2003 compared to 69.0% at September 30, 2002. Excluding finance subsidiaries’ debt, our debt to capital ratio was 20.8% at September 30, 2003, compared to 28.5% at September 30, 2002 (finance subsidiaries’ debt is excluded from this calculation because finance subsidiaries’ lease receivables represent the primary source of repayment of finance subsidiaries’ debt).

During 2003, the Company repurchased the following debt:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 6.75%, due 2004	$63,700	$65,400
Bond issue at rate of 6.75%, due 2025 Bond issue at rate of 7.30%, due 2027	36,300 20,000	29,200 16,400
Private placement debt, due 2005	55,000	61,300

Total non-finance subsidiary repurchases	175,000	172,300

Finance subsidiary bond issue at rate of 9.75%, due 2004	215,100	233,400

Total	$390,100	$405,700

As a result of these repurchases, the Company recognized a net loss, including the write-off of unamortized costs, of $19,200 during 2003, which is included in loss from early extinguishment of debt in the consolidated statements of income.

In June 2003, IOSC issued $350,000 of notes payable with an interest rate of 7.25% (the “2008 Notes”) (7.43% yield including the original issue discount), which mature on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered $215,100 of its 2004 Notes, deposited sufficient funds with an escrow agent to defease the remaining $34,900 of 2004 Notes not tendered and used the remainder of the proceeds for general corporate purposes. Amounts held in escrow to defease the remaining $34,700 of 2004 Notes at September 30, 2003 are included in restricted cash on the Company’s balance sheets.

On April 23, 2003, IKON Receivables Funding, LLC (a wholly-owned subsidiary of IOSC) issued Series 2003-1 lease-backed notes (the “2003 Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Interest Rate	Stated Maturity Date
2003-1	Class A-1	4/23/03	$253,200	1.30813%	May 2004
	Class A-2	4/23/03	26,700	1.68%	November 2005
	Class A-3a	4/23/03	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	4/23/03	206,400	2.33%	December 2007
	Class A-4	4/23/03	159,400	3.27%	July 2011

		Total	$852,100

Proceeds from the issuance of the 2003 Notes were used to make payments on the Company’s revolving asset securitization conduit financing agreements (the “Conduits”), repay borrowings under our unsecured credit facility and increase the Company’s cash balance.

The 2003 Notes were issued pursuant to certain indentures (the “Indentures”) between IKON Receivables Funding, LLC, IOSC and certain Indenture trustees. The 2003 Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Leases”) acquired or originated by IOSC (together with the equipment financing portion of each periodic lease or rental payment due under the Leases on or after the related indenture date) and all related casualty payments, retainable deposits, and termination payments. Payments on the 2003 Notes are made from payments on the Leases. The 2003 Notes have certain credit enhancement features available to noteholders, including reserve accounts, overcollateralization accounts and noncancelable insurance policies from Ambac Assurance Corporation with respect to the 2003 Notes. On each payment date, funds available from the collection of lease receivables will be paid to the noteholders in the order of their priority class.

In addition to the issuance of the 2003 Notes and the 2008 Notes, IOSC issued $840,000 of Conduit borrowings, $321,100 of unsecured credit facility borrowings and $4,300 of other notes during 2003. During 2003, the Company’s foreign finance subsidiaries issued $53,400 of debt. In addition to the early extinguishment of $215,300 of 2004 Notes for $233,400 as described above, IOSC repaid $952,500 of lease-backed notes, $638,600 of Conduit borrowings, $321,100 of unsecured credit facility borrowings and $38,000 of other notes during 2003. During 2003, the Company’s foreign finance subsidiaries repaid $77,100 of debt.

In addition to the early extinguishment of $175,000 of non-finance subsidiary debt as described above, the Company repaid $24,500 and issued $1,000 of long-term non-finance subsidiary debt during 2003.

In 2002, the Company obtained a $300,000 unsecured credit facility (the “Credit Facility”), which matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. As of September 30, 2003, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2003, letters of credit supported by the Credit Facility amounted to $27,600. The amount available under the Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility for borrowings or additional letters of credit was $164,500 as of September 30, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during the third quarter of 2003 as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding financing income and interest expense associated with our financing operations). As of September 30, 2003, the corporate leverage ratio was 3.41 to 1.00. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

During 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) placed the Company’s BBB- rating on CreditWatch. On August 1, 2003, S&P designated the Company’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed the Company’s ratings on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of IOSC. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by S&P, any negative changes to our credit ratings, including any further downgrades, could reduce or foreclose our access to certain credit markets and may require that excess cash flows under IOSC’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained or that the credit markets can be readily accessed.

As of September 30, 2003, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $166,100, $31,400 and CN$67,400, respectively, available under their Conduits.

The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of September 30, 2003, the Company had $177,600 available under lines of credit, including the $164,500 available under the Credit Facility and had open standby letters of credit totaling $28,000. All commitments, except those under the Credit Facility, expire within one year.

The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During 2003, unrealized gains totaling $12,200 after taxes, were recorded in accumulated other comprehensive loss. As of September 30, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

As of September 30, 2003, the Company had $52,900 available for common stock repurchases under its 2001 share repurchase authorization. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time, the Company may repurchase outstanding debt in open market and private transactions.

The following summarizes IKON’s significant contractual obligations and commitments as of September 30, 2003:

		Payments due by
Contractual Obligations	Total	September 30, 2004	September 30, 2006	September 30, 2008	Thereafter
Long-term debt	$425,500	$6,500	$63,900	$300	$354,800
Long-term debt of finance subsidiaries	3,008,700	1,445,200	823,500	740,000
Notes payable	4,000	4,000
Purchase commitments	3,100	3,100
Operating leases	455,700	126,500	166,900	82,600	79,700

Total	$3,897,000	$1,585,300	$1,054,300	$822,900	$434,500

Payments on long-term debt of finance subsidiaries are generally made from collections of our finance receivables. At September 30, 2003, long-term debt of finance subsidiaries was $3,008,700 and net finance receivables were $3,576,000.

Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for software of $3,100 is included in fixed assets and accrued liabilities as of September 30, 2003.

The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for 2004, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

On December 11, 2003, the Company announced its intent to amend or replace its Credit Facility in connection with the sale of IOSC’s operations to GE. There can be no assurance that the Company will successfully renegotiate the Credit Facility or, in the event the Credit Facility is terminated, that the Company will be able to replace the Credit Facility on an unsecured basis or on similar or improved terms and conditions. In connection with the Agreement (see “Business—Recent Developments”), the Company will retain approximately $1.4 billion of IOSC’s net lease receivables and corresponding residuals, of which approximately $1.2 billion are supported by lease-backed notes. In addition, the Company will assume IOSC’s 2008 Notes, Convertible Notes and 2004 Notes.

RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statements of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company’s telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leveraged and intensified prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in 2001 (the “2001 Charge”) was $68,882 ($52,535 after-tax).

During fiscal 2000, the Company announced plans to improve efficiency and incurred two pre-tax restructuring and asset impairment charges (the “2000 Charges”) totaling $121,129. These costs represented severance, leasehold termination costs and contractual commitments related to the closure or downsizing of our technology education integration and education businesses, digital print centers and other infrastructure improvements. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics, accordingly, $15,961 of restructuring reserves were reversed in fiscal 2000. The net fiscal 2000 restructuring and asset impairment charge was $105,168.

In the fourth quarter of 2002, the Company reversed $10,497 ($6,823 after-tax) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

The pre-tax components of the net restructuring (reversal) charges, and asset impairment charges for 2002 and 2001 were as follows:

Type of Charge	2002 Reversal	2001 Charge
Restructuring (Reversal) Charge:
Severance	$(7,418)	$26,500
Leasehold termination costs	(1,667)	5,534
Contractual commitments	(1,412)	2,466

Total Restructuring (Reversal) Charge	(10,497)	34,500

Asset Impairment Charge:
Fixed assets		6,906
Goodwill and intangibles		22,176

Total Asset Impairment Charge		29,082

Total	$(10,497)	$63,582

The Company calculated the asset and goodwill impairments as required by SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a rollforward of the balances of the 2001 Charge and the 2000 Charges from September 30, 2001 to the balance remaining at September 30, 2003, which is included in other accrued expenses on the consolidated balance sheets:

2001 Restructuring Charge	Balance September 30, 2001	Payments 2002	2002 Reversal	Balance September 30, 2002	Payments 2003	Balance September 30, 2003
Severance	$26,500	$(11,780)	$(6,921)	$7,799	$(6,355)	$1,444
Leasehold termination costs	5,534	(1,616)	(1,667)	2,251	(1,338)	913
Contractual commitments	2,466	(1,140)	(1,296)	30		30

Total	$34,500	$(14,536)	$(9,884)	$10,080	$(7,693)	$2,387

2000 Restructuring Charges	Balance September 30, 2001	Payments 2002	2002 Reversal	Balance September 30, 2002	Payments 2003	Balance September 30, 2003
Severance	$2,023	$(1,059)	$(497)	$467	$(217)	$250
Leasehold termination costs	9,686	(5,124)		4,562	(2,973)	1,589
Contractual commitments	340	(224)	(116)

Total	$12,049	$(6,407)	$(613)	$5,029	$(3,190)	$1,839

The projected payments of the remaining balances of the 2001 Charge and 2000 Charges, by year, are as follows:

2001 Charge Projected Payments	2004	2005	2006	Total
Severance	$1,311	$76	$57	$1,444
Leasehold termination costs	511	359	43	913
Other contractual commitments	30			30

Total	$1,852	$435	$100	$2,387

2000 Charges Projected Payments	2004	2005	2006	2007	Beyond	Total
Severance	$250					$250
Leasehold termination costs	691	$496	$308	$88	$6	1,589

Total	$941	$496	$308	$88	$6	$1,839

The Company determined its probable sublease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sublease income. Projected sublease income was $814 and $4,039 for the 2001 Charge and 2000 Charges, respectively.

All actions related to our restructurings are complete. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

All locations affected by the charges (23 and 27 locations for the 2001 Charge and 2000 Charges, respectively) have been closed and all employees affected by the charges (1,412 and 1,780 employees for the 2001 Charge and 2000 Charges, respectively) have been terminated.

PENDING ACCOUNTING CHANGES

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 affects the following three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of the Deferred Provisions, but does not expect a material impact from the adoption of the Deferred Provisions on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 were effective immediately for all variable interests in entities created after January 31, 2003. For all variable interests in entities created before February 1, 2003, FIN 46 is effective in the first reporting period ending after December 15, 2003, as deferred by FASB Staff Position (“FSP”) 46-e, “Effective Date of Interpretation 46, for Certain Interests Held by a Public Entity”. The Company is currently evaluating the impact of the adoption of the deferred provisions of FIN 46, but does not expect a material impact from their adoption on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. Finance subsidiaries’ long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations at September 30, 2003:

	2004	2005	2006	2007	2008	Thereafter
Long-term debt
Fixed rate	$6,485	$63,083	$844	$232	$67	$354,794
Average interest rate	5.2%	6.7%	4.5%	4.4%	4.4%	6.7%
Long-term debt of finance subsidiaries
Fixed rate	$1,046,718	$324,385	$240,559	$388,459	$351,511	$31
Average interest rate	2.4%	8.1%	7.4%	6.8%	4.3%	5.2%
Variable rate	$398,459	$218,945	$39,648
Average interest rate	5.7%	3.7%	2.1%
Interest rate derivative financial instruments related to debt
Interest rate swaps:
Pay fixed/receive variable	$398,459	$218,945	$39,648
Average pay rate	5.2%	3.6%	2.1%
Average receive rate	1.2%	1.2%	1.1%

The carrying amounts and fair value of our financial instruments are as follows:

	September 30
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$ 415,906	$ 362,713	$ 535,171	$ 436,375
Private placement debt			55,000	53,991
Sundry notes, bonds and mortgages	6,550	7,425	8,386	8,485
Finance subsidiaries’ debt	3,008,715	2,416,887	2,807,861	2,768,604
Interest rate swaps	(18,637)	(18,637)	(40,283)	(40,283)

The following tables present, as of September 30, 2003 and 2002, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount; (ii) the fixed interest rate payable by the Company; (iii) the variable interest rate payable to the Company by the counterparty under the agreement; (iv) the fair value of the instrument; and (v) the maturity date of the agreement.

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$129,711	6.475%	LIBOR	$(5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	(2,857)	September 2006
39,314	4.180%	LIBOR	(1,279)	July 2007
206,400	2.095%	LIBOR	(1,571)	December 2007

September 30, 2002
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$272,463	6.475%	LIBOR	$(13,671)	July 2007
241,592	4.825%	LIBOR + 0.23%	(6,002)	January 2006
86,634	7.802%	LIBOR + 0.19%	(2,536)	March 2004
46,538	6.270%	LIBOR	(314)	August 2003
126,200	5.435%	LIBOR + 0.26%	(8,383)	October 2008
84,510	7.820%	LIBOR + 0.23%	(7,281)	September 2006
66,562	4.180%	LIBOR	(2,096)	July 2007

Foreign Exchange Risk

The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders,

IKON Office Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries (the “Company”) at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in note 16 to the consolidated financial statements, on October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities.

/s/    PricewaterhouseCoopers LLP

Philadelphia, PA

December 18, 2003

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2003	2002	2001
Revenues	(in thousands, except per share data)
Net sales	$2,289,578	$2,433,714	$2,719,967
Services	2,033,141	2,120,832	2,279,266
Finance income	388,193	374,921	359,721

	4,710,912	4,929,467	5,358,954

Costs and Expenses
Cost of goods sold	1,567,273	1,633,051	1,799,914
Services costs	1,206,140	1,260,225	1,367,301
Finance interest expense	148,072	157,891	177,519
Selling and administrative	1,534,834	1,595,208	1,813,469
Restructuring (reversals) charges, net		(10,497)	34,500
Asset impairment			29,082

	4,456,319	4,635,878	5,221,785

Operating income	254,593	293,589	137,169
Loss from early extinguishment of debt, net	19,187
Interest expense, net	49,033	54,389	69,373

Income from continuing operations before taxes on income	186,373	239,200	67,796
Taxes on income	70,356	88,866	53,791

Income from continuing operations	116,017	150,334	14,005
Discontinued operations, net of taxes of $942			1,200

Net income	$116,017	$150,334	$15,205

Basic Earnings Per Common Share
Continuing operations	$0.80	$1.05	$0.10
Discontinued operations			0.01

Net income	$0.80	$1.05	$0.11

Diluted Earnings Per Common Share
Continuing operations	$0.75	$0.99	$0.10
Discontinued operations			0.01

Net income	$0.75	$0.99	$0.11

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2003	2002
Assets	(in thousands)
Cash and cash equivalents	$360,030	$271,816
Restricted cash	165,264	116,077
Accounts receivable, less allowances of: 2003 – $14,258; 2002 – $14,251	560,250	568,635
Finance receivables, net	1,205,122	1,198,357
Inventories	224,344	318,214
Prepaid expenses and other current assets	103,346	82,880
Deferred taxes	44,142	65,264

Total current assets	2,662,498	2,621,243

Long-term finance receivables, net	2,370,872	2,231,490

Equipment on operating leases, net of accumulated depreciation of:
2003 – $93,607; 2002 – $92,741	103,483	99,639

Property and equipment, net	177,692	202,863

Goodwill, net	1,258,376	1,235,418

Other assets	66,586	67,145

Total Assets	$6,639,507	$6,457,798

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$6,485	$11,484
Current portion of long-term debt of finance subsidiaries	1,445,177	1,312,034
Notes payable	4,041	7,162
Trade accounts payable	245,661	232,120
Accrued salaries, wages and commissions	117,051	127,643
Deferred revenues	143,518	161,484
Other accrued expenses	275,443	300,937

Total current liabilities	2,237,376	2,152,864

Long-term debt	419,020	594,351

Long-term debt of finance subsidiaries	1,563,538	1,495,827

Deferred taxes	482,623	479,401

Other long-term liabilities	301,498	200,409

Commitments and contingencies (note 7)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: 2003 – 149,982 shares; 2002 – 150,003 shares outstanding: 2003 – 146,368 shares; 2002 – 144,024 shares	1,015,706	1,015,177
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(2,514)	(1,981)
Retained earnings	696,150	595,722
Accumulated other comprehensive loss	(60,791)	(50,805)
Cost of common shares in treasury: 2003 – 2,942 shares; 2002 – 5,286 shares	(13,099)	(23,167)

Total Shareholders’ Equity	1,635,452	1,534,946

Total Liabilities and Shareholders’ Equity	$6,639,507	$6,457,798

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2003	2002	2001
	(in thousands)
Cash Flows from Operating Activities
Net income	$116,017	$150,334	$15,205
Additions (deductions) to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation	102,594	116,837	119,993
Amortization	9,864	14,210	58,575
Provisions for losses on accounts receivable	13,419	4,685	7,758
Provision for deferred income taxes	71,619	73,611	42,411
Provision for lease default reserves	67,922	67,730	66,631
Pension expense	37,838	19,002	11,436
Loss from early extinguishment of debt, net	19,187
Restructuring (reversals) charges, net		(10,497)	34,500
Asset impairment charges			29,082
Changes in operating assets and liabilities, net of effects of acquired companies:
Decrease in accounts receivable	2,771	68,807	77,133
Decrease (increase) in inventories	89,390	(3,089)	21,406
Increase in prepaid expenses and other current assets	(19,245)	(3,042)	(1,525)
(Decrease) increase in accounts payable, deferred revenues and accrued expenses	(69,110)	2,905	(46,315)
Decrease in accrued restructuring	(10,883)	(20,943)	(15,757)
Other	7,997	(3,916)	(8,684)

Net cash provided by operating activities of continuing operations	439,380	476,634	411,849
Gain from discontinued operations			(2,142)

Net cash provided by operating activities	439,380	476,634	409,707

Cash Flows from Investing Activities
Cost of companies acquired, net of cash acquired			(2,666)
Expenditures for property and equipment	(62,582)	(93,272)	(85,880)
Expenditures for equipment on operating leases	(62,971)	(85,568)	(58,790)
Proceeds from sale of property and equipment	40,994	26,513	44,382
Proceeds from sale of equipment on operating leases	16,295	14,705	16,554
Finance receivables—additions	(1,691,222)	(1,602,751)	(1,815,282)
Finance receivables—collections	1,520,678	1,451,598	1,549,888
Proceeds from sale of finance subsidiaries’ lease receivables			16,167
Other	1,776	(12,312)	5,267

Net cash used in investing activities	(237,032)	(301,087)	(330,360)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	969	2,596	38,105
Short-term (repayments) borrowings, net	(3,526)	(178,647)	201,280
Long-term debt repayments	(199,514)	(14,728)	(197,071)
Finance subsidiaries’ debt—issuances	2,420,914	1,786,687	2,269,136
Finance subsidiaries’ debt—repayments	(2,260,714)	(1,582,501)	(2,316,905)
Dividends paid	(23,194)	(22,920)	(22,695)
(Increase) decrease in restricted cash	(49,187)	12,288	(36,451)
Proceeds from option exercises and sale of treasury shares	3,184	6,603	3,942
Purchase of treasury shares and other	(528)	(274)	(7,876)

Net cash (used in) provided by financing activities	(111,596)	9,104	(68,535)

Effect of exchange rate changes on cash and cash equivalents	(2,538)	6,814	(8,579)

Net increase in cash and cash equivalents	88,214	191,465	2,233
Cash and cash equivalents at beginning of year	271,816	80,351	78,118

Cash and cash equivalents at end of year	$360,030	$271,816	$80,351

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30
	2003		2002		2001
	Shares	Amounts	Shares	Amounts	Shares	Amounts
	(in thousands, except per share data)
Common Stock
Balance, beginning of year	150,003	$1,015,177	150,128	$1,012,302	150,296	$1,013,750
Stock awards granted	371	3,223	69	720	65	250
Stock awards earned	(250)	(2,294)	(111)	(1,543)	(9)	(120)
Stock awards cancelled	(142)	(1,914)	(83)	(811)	(224)	(1,578)
Tax benefit relating to stock plans		1,514		4,509

Balance, end of year	149,982	$1,015,706	150,003	$1,015,177	150,128	$1,012,302

Unearned Compensation
Balance, beginning of year		$(1,981)		$(3,745)		$(6,814)
Stock awards granted		(2,625)		(720)		(250)
Amortization		178		1,673		1,741
Awards cancelled		1,914		811		1,578

Balance, end of year		$(2,514)		$(1,981)		$(3,745)

Retained Earnings
Balance, beginning of year		$595,722		$463,152		$468,770
Net income		116,017		150,334		15,205
Cash dividends declared:
Common stock, per share: 2003—$0.16; 2002—$0.16; 2001—$0.16		(23,194)		(22,920)		(22,695)
Issuance of treasury shares and other		7,605		5,156		1,872

Balance, end of year		$696,150		$595,722		$463,152

Accumulated Other Comprehensive Loss
Balance, beginning of year		$(50,805)		$(43,484)		$(7,773)
Translation adjustment		48,066		(11,794)		(4,791)
SFAS 133 adjustment		12,243		6,204		(30,374)
Minimum pension liability adjustment		(70,295)		(1,731)		(546)

Other comprehensive loss		(9,986)		(7,321)		(35,711)

Balance, end of year		$(60,791)		$(50,805)		$(43,484)

Cost of Common Shares in Treasury
Balance, beginning of year	5,286	$(23,167)	7,480	$(32,647)	5,430	$(26,841)
Purchases	67	(528)	23	(274)	2,524	(7,876)
Reissued for:
Exercise of options	(1,026)	4,441	(1,595)	7,399	(19)	84
Sales to employee stock plans	(253)	1,118	(622)	2,355	(455)	1,986
Contribution to IKON Pension Plan	(1,132)	5,037

Balance, end of year	2,942	$(13,099)	5,286	$(23,167)	7,480	$(32,647)

Comprehensive Income (Loss)
Net income		$116,017		$150,334		$15,205
Other comprehensive loss per above		(9,986)		(7,321)		(35,711)

Comprehensive income (loss)		$106,031		$143,013		$(20,506)

Components of Accumulated Other Comprehensive Loss
Accumulated translation		$23,876		$(24,190)		$(12,396)
Cumulative effect of change in accounting principle for derivative and hedging activities (SFAS 133), net of taxes of $3,778						(5,584)
Net loss on derivative financial instruments, net of taxes of: 2003—$6,709; 2002—$16,113; 2001—$16,470		(11,927)		(24,170)		(24,790)
Minimum pension liability		(72,740)		(2,445)		(714)

Balance, end of year		$(60,791)		$(50,805)		$(43,484)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IKON Office Solutions, Inc. (“IKON” or the “Company”) integrates imaging systems and services that help businesses manage document workflow and increase efficiency. As the world’s largest independent distribution channel for copier and printer technologies, IKON offers best-in-class systems from leading manufacturers such as Canon, Ricoh, Hewlett-Packard and Océ and service support through its team of 7,000 service professionals worldwide. IKON also represents the industry’s broadest portfolio of document management services: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. IKON also provides lease financing services to its customers through its wholly-owned finance subsidiaries, including IOS Capital, LLC (“IOSC”) (see note 17 to the consolidated financial statements). IKON has locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands. References herein to “we”, “us”, or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a signed sales contract and “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered, installed, accepted, is in good condition, and is satisfactory. Revenues for customer installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of a sales contract and delivery. Generally, the Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at the time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term.

Supporting the Company’s objective to provide complete solutions to its customers, the Company generally bundles a service agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

Advertising

Advertising costs are expensed the first time the advertisement is run. Advertising expense was $4,180, $5,290 and $13,062 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established to reduce deferred taxes to the amount that is more likely than not to be realized.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash on the consolidated balance sheets primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash also includes amounts deposited with an escrow agent to defease $34,891 of IOSC’s 9.75% notes due 2004 (the “2004 Notes”) as discussed in note 5 of the consolidated financial statements. At September 30, 2003, the remaining amount of restricted cash in escrow related to this defeasance, including accrued interest, was $38,446.

Inventories

Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale.

Long-Lived Assets

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gains or losses are included in the consolidated statements of income. Depreciation is computed for financial reporting purposes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the straight-line method over the estimated useful lives of the related assets as follows: equipment on operating leases—3-5 years; production equipment—3-5 years; furniture and office equipment—3-7 years; capitalized software—3-10 years; leasehold improvements—shorter of the asset life or term of lease; and buildings—20 years. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Depreciation expense related to capitalized software was $24,882, $15,434 and $10,779 in fiscal 2003, 2002 and 2001, respectively.

In accordance with SFAS 143 “Accounting for Asset Retirement Obligations”, the fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ future life. At September 30, 2003, the Company had no significant asset retirement obligations.

The Company accounts for impairment of long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, an impairment loss is recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

The Company accounts for goodwill in accordance with SFAS 142. See note 2 to the consolidated financial statements. Accumulated amortization of goodwill at September 30, 2003 and 2002 was $269,340.

Environmental Liabilities

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value. See note 7 to the consolidated financial statements.

Shipping and Handling Fees

Shipping and handling fees that are collected from our customers in connection with our sales are recorded as revenue. The costs incurred with respect to shipping and handling fees are recorded as cost of sales.

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

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans which are described in more detail in note 11 to the consolidated financial statements. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” we continue to account for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees”. Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2003, 2002 and 2001, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Fiscal Year Ended September 30
	2003	2002	2001
Income from continuing operations as reported	$116,017	$150,334	$14,005
Pro forma effect of expensing stock based compensation plans using fair value method	(5,985)	(5,923)	(4,029)

Income from continuing operations	110,032	144,411	9,976
Income from discontinued operations, net of taxes			1,200

Net income, as adjusted	$110,032	$144,411	$11,176

Basic earnings per common share:
Continuing operations as reported	$0.80	$1.05	$0.10
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.03)

Continuing operations	0.76	1.01	0.07
Discontinued operations			0.01

Net income, as adjusted	$0.76	$1.01	$0.08

Diluted earnings per common share:
Continuing operations as reported	$0.75	$0.99	$0.10
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.03)

Continuing operations	0.71	0.95	0.07
Discontinued operations			0.01

Net income, as adjusted	$0.71	$0.95	$0.08

Financial Instruments

IKON accounts for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. See note 16 to the consolidated financial statements for additional information.

Derivative financial instruments are utilized to reduce foreign currency and interest rate risk. We do not enter into financial instruments for trading or speculative purposes. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to or receivable from counterparties is included as an adjustment to accrued interest in other accrued expenses. The interest rate swap agreements are designated as hedges. Currency swap agreements are used to manage exposure

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. Currency swap agreements are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose us to foreign currency risk. Currency translation gains and losses on the principal swapped are offset by corresponding translation gains and losses on the related foreign denominated assets. Gains and losses on terminations of interest rate and currency swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statements of income at the time of extinguishment.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Pending Accounting Changes

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 affects the following three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. The Company is currently evaluating the impact of the adoption of the Deferred Provisions, but does not expect a material impact from the adoption of the Deferred Provisions on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51”. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. The remaining provisions of FIN 46 were effective immediately for all variable interests in entities created after January 31, 2003. For all variable interests in entities created before February 1, 2003, FIN 46 is effective in the first reporting period ending after December 15, 2003, as deferred by FASB Staff Position (“FSP”) 46-e, “Effective Date of Interpretation 46, for Certain Interests Held by a Public Entity”. The Company is currently evaluating the impact of the adoption of the deferred provisions of FIN 46, but does not expect a material impact from their adoption on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    ADOPTION OF SFAS 142, “GOODWILL AND OTHER INTANGIBLE ASSETS”

Effective October 1, 2001, the Company adopted SFAS 142, which requires that goodwill not be amortized, but instead tested at least annually for impairment. SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. As of September 30, 2003, the Company completed its annual impairment review and determined that no impairment charge was required. The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Total
Goodwill at September 30, 2003	$864,035	$79,938	$314,403	$1,258,376

Goodwill at September 30, 2002	$869,261	$79,938	$286,219	$1,235,418

The IKON North America Copier Business and the IKON North America Outsourcing Business reporting units comprise the IKON North America operating segment.

Changes in the goodwill balance since September 30, 2002 are attributable to foreign currency translation adjustments.

As of September 30, 2003, the Company has no intangible assets other than goodwill.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

	Year Ended September 30
	2003	2002	2001
Income from continuing operations	$116,017	$150,334	$14,005
Add-back goodwill amortization net of taxes of: 2001—$936			40,137

Adjusted income from continuing operations	116,017	150,334	54,142
Discontinued operations, net of taxes of: 2001—$942			1,200

Adjusted net income	$116,017	$150,334	$55,342

Reported basic earnings per common share from continuing operations	$0.80	$1.05	$0.10
Basic earnings per common share, add-back goodwill amortization			0.28

Adjusted basic earnings per common share from continuing operations	0.80	1.05	0.38
Basic earnings per common share from discontinued operations			0.01

Adjusted basic earnings per common share	$0.80	$1.05	$0.39

Reported diluted earnings per common share from continuing operations	$0.75	$0.99	$0.10
Diluted earnings per common share, add-back goodwill amortization			0.28

Adjusted diluted earnings per common share from continuing operations	0.75	0.99	0.38
Diluted earnings per common share from discontinued operations			0.01

Adjusted diluted earnings per common share	$0.75	$0.99	$0.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     FINANCE RECEIVABLES

Our wholly-owned finance subsidiaries are engaged in purchasing office equipment from our marketplaces and leasing the equipment to customers under direct financing leases.

Components of finance receivables, net, are as follows:

	September 30
	2003	2002
Gross receivables	$3,907,201	$3,713,025
Unearned income	(797,828)	(709,997)
Unguaranteed residuals	525,098	484,967
Lease default reserve	(58,477)	(58,148)

Finance receivables	3,575,994	3,429,847
Less: current portion	1,205,122	1,198,357

Long-term finance receivables	$2,370,872	$2,231,490

At September 30, 2003, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years were as follows: 2004—$1,378,894; 2005—$1,096,925; 2006—$774,048; 2007—$420,410; 2008—$165,596; and thereafter—$8,823.

IOSC, IKON’s leasing subsidiary in the United States, has three revolving asset securitization agreements totaling $680,000, each with a 364 day term that expires in fiscal 2004, but may be renewed subject to certain provisions. The agreements are structured so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred.

During fiscal 2003 and 2002, IOSC entered into revolving asset securitization transactions whereby it pledged or transferred $998,691 and $716,533, respectively, of finance receivables for $840,027 and $712,411, respectively, in cash. The revolving asset securitization transactions contain overcollateralization provisions. Therefore, the cash the Company receives on the transactions is less than the amount of finance receivables it pledges.

Our Canadian finance subsidiary has an asset securitization agreement for up to CN$175,000 of finance receivables. The agreement expires in August 2004 and was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. During fiscal 2003, our Canadian finance subsidiary pledged or transferred CN$63,673 in finance receivables for CN$55,367 in cash.

Our United Kingdom finance subsidiary has an asset securitization agreement for up to the British pound sterling equivalent of $150,000 of finance receivables. The agreement expires in March 2004 and was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. During fiscal 2003, our United Kingdom finance subsidiary pledged or transferred £86,932 in finance receivables for £74,500 in cash.

As of September 30, 2003, IOSC, our Canadian finance subsidiary and our United Kingdom finance subsidiary had approximately $166,118, CN$67,395 and $31,386, respectively, available under their revolving asset securitization financing agreements. All of the revolving asset securitization agreements name IKON’s leasing subsidiaries as the initial servicers of the lease portfolios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments to be received under operating leases for each of the succeeding fiscal years were as follows: 2004—$51,198; 2005—$38,446; 2006—$27,127; 2007—$17,157; 2008—$8,023, and thereafter—$2,390.

4.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2003	2002
Land	$1,106	$1,754
Buildings and leasehold improvements	64,580	68,512
Production equipment	10,085	31,297
Furniture and office equipment	238,186	262,773
Capitalized software	162,913	144,897

	476,870	509,233
Less: accumulated depreciation	299,178	306,370

	$177,692	$202,863

5.    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable consisted of:

	September 30
	2003	2002
Notes payable to banks at average interest rate: 2003—4.84%; 2002—4.41%	$3,962	$7,052
Other notes payable at average interest rate: 2003 and 2002—10.00%	79	110

	$4,041	$7,162

Long-term debt consisted of:

	September 30
	2003	2002
Bond issue at stated interest rate of 6.75%, net of discount (2003—$3,587; 2002—$4,146), due 2025, effective interest of 6.85%	$260,155	$295,854
Bond issue at stated interest rate of 6.75%, net of discount (2003—$28; 2002—$106), due 2004, effective interest rate of 6.76%	61,221	124,894
Bond issue at stated interest rate of 7.30%, net of discount (2003—$470; 2002—$577), due 2027, effective interest rate of 7.34%	94,530	114,423
Private placement debt at average interest rate of 7.15%, due 2005		55,000
Sundry notes, bonds and mortgages at average interest rate (2003—5.94%; 2002—8.34%), due 2003—2005	6,550	8,386
Present value of capital lease obligations (gross amount: 2003—$3,837; 2002—$9,068)	3,049	7,278

	425,505	605,835
Less: current maturities	6,485	11,484

	$419,020	$594,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt of finance subsidiaries consisted of:

	September 30
	2003	2002
Convertible subordinated notes at average interest rate of 5.00%, due 2007	$300,000	$300,000
Notes payable at average interest rate of 9.75%, due 2004	34,714	250,000
Notes payable at average interest rate of 7.25%, due 2008	350,000
Lease-backed notes at average interest rate of 4.26% (2003) and 5.35% (2002), due 2003—2006	1,563,215	1,690,828
Asset securitization conduit financing at average interest rate of 2.12% (2003) and 3.00% (2002), due 2003—2009	718,939	507,062
Notes payable to banks at average interest rate: 6.54% (2003) and 7.10% (2002), due 2003—2008	41,847	59,971

	3,008,715	2,807,861
Less: current maturities	1,445,177	1,312,034

	$1,563,538	$1,495,827

After giving effect to interest rate swaps on finance subsidiaries debt, the average effective interest rate on $657,052 and $924,499 of our lease-backed notes was 4.7% and 6.0% at September 30, 2003 and 2002, respectively, compared to average variable rates of 1.2% and 2.0% at September 30, 2003 and 2002, respectively.

Long-term debt and long-term debt of finance subsidiaries mature as follows:

Fiscal Year	Long-Term Debt	Long-Term Debt of Finance Subsidiaries
2004	$6,485	$1,445,177
2005	63,083	543,330
2006	844	280,207
2007	232	388,459
2008	67	351,511
2009—2027	354,794	31

Maturities of lease-backed notes are based on contractual maturities of leases.

During fiscal 2003, the Company repurchased the following debt:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 6.75%, due 2004	$63,751	$65,357
Bond issue at rate of 6.75%, due 2025 Bond issue at rate of 7.30%, due 2027	36,258 20,000	29,191 16,425
Private placement debt, due 2005	55,000	61,327

Total non-finance subsidiary repurchases	175,009	172,300

Finance subsidiary bond issue at rate of 9.75%, due 2004	215,109	233,442

Total	$390,118	$405,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these repurchases, the Company recognized a loss, including the write-off of unamortized costs, of $19,187, which is included in loss from early extinguishment of debt, in the consolidated statements of income.

In June 2003, IOSC issued $350,000 of notes payable (the “2008 Notes”) with an interest rate of 7.25% (7.43% yield including the original issue discount), which mature on June 30, 2008. Interest is paid on the notes semi-annually in June and December beginning December 30, 2003. With the proceeds from the issuance, the Company tendered its 2004 Notes, deposited sufficient funds with an escrow agent to defease the remaining $34,891 of 2004 Notes not tendered and used the remainder of the proceeds for general corporate purposes. Amounts held in escrow to defease the remaining $34,714 of 2004 Notes at September 30, 2003, are included in restricted cash on the Company’s balance sheets.

In 2002, the Company obtained a $300,000 unsecured credit facility (the “Credit Facility”), which matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. As of September 30, 2003, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. As of September 30, 2003, letters of credit supported by the Credit Facility amounted to $27,621. The amount available under the Credit Facility is determined by the level of certain of the Company’s unsecured assets and the open letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility for borrowings or additional letters of credit was $164,500 as of September 30, 2003.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during the third quarter of 2003 as follows: (i) at September 30, 2003, 3.75 to 1.00; (ii) at December 31, 2003, 3.60 to 1.00; (iii) at March 31, 2004, 3.40 to 1.00 and (iv) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding financing income and interest expense associated with our financing operations). As of September 30, 2003, the corporate leverage ratio was 3.41 to 1.00. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

During 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) placed the Company’s BBB- rating on CreditWatch. On August 1, 2003, S&P designated the Company’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed the Company’s ratings on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of IOSC as discussed in note 17 to the consolidated financial statements. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by S&P, any negative changes to our credit ratings, including any further downgrades, could reduce or foreclose our access to certain credit markets and may require that excess cash flows under IOSC’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained or that the credit markets can be readily accessed.

IOSC may offer notes to the public from time to time under its medium term notes program. These notes are offered at varying maturities of nine months or more from their dates of issue and may be subject to redemption

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the option of IOSC, in whole or in part, prior to the maturity date in conjunction with meeting specified provisions. Interest rates are determined based on market conditions at the time of issuance. In fiscal 2002, IOSC repaid $82,000 of 6.30% medium term notes. No medium term notes were outstanding at September 30, 2003.

On May 13, 2002, IOSC issued $300,000 of convertible subordinated notes (the “Convertible Notes”) with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of IKON common stock at any time before maturity at a conversion price of $15.03 per share. Interest is paid on the Convertible Notes semi-annually beginning November 1, 2002.

In fiscal 2003, the Company signed promissory notes and pledged $5,061 of lease receivables for $4,346 of proceeds. During fiscal 2003, the Company repaid $10,592 of the promissory notes. In fiscal 2002, the Company signed promissory notes and pledged $16,755 of lease receivables for $14,259 of proceeds. During fiscal 2002, the Company repaid $8,381 of the promissory notes. The notes have various interest rates ranging from 6.74% to 7.22% with maturities through July 2008.

During fiscal 2003, IOSC borrowed $840,027 and repaid $638,645 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds received from the issuance of the Series 2003-1 Notes described below. In fiscal 2002, IOSC borrowed $712,411 and repaid $593,411 under its revolving asset securitization conduit financing agreements. Repayments were made with proceeds received from the issuance of the Series 2002-1 Notes described below.

IKON Receivables, LLC (“IR”), a wholly-owned subsidiary of IOSC, issued Series 2000-1, 2000-2, and 2001-1 lease-backed notes (collectively, with the lease-backed notes issued by IKON Receivables Funding, LLC (“IRF”), the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2000-1	Class A-1	06/02/00	$130,000		6.99625%	June 2001
	Class A-2	06/02/00	54,000		7.51%	March 2002
	Class A-3	06/02/00	230,000		LIBOR + 0.19%	March 2004
	Class A-4	06/02/00	84,510	$75,542	LIBOR + 0.23%	September 2006

		Sub-Total	498,510	75,542

2000-2	Class A-1	12/07/00	193,532		6.66125%	December 2001
	Class A-2	12/07/00	70,193		6.60%	September 2002
	Class A-3	12/07/00	290,800	49,805	LIBOR + 0.23%	October 2004
	Class A-4	12/07/00	79,906	79,906	LIBOR + 0.27%	July 2007

		Sub-Total	634,431	129,711

2001-1	Class A-1	06/28/01	168,000		3.73375%	July 2002
	Class A-2	06/28/01	41,000		4.16%	March 2004
	Class A-3	06/28/01	260,000	79,885	LIBOR + 0.23%	January 2006
	Class A-4	06/28/01	126,200	126,200	LIBOR + 0.26%	October 2008

		Sub-Total	595,200	206,085

		Total	$1,728,141	$411,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IRF, a wholly-owned subsidiary of IOSC, issued Series 2002-1 and 2003-1 lease-backed notes as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2003	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$227,751	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	379,151

2003-1	Class A-1	04/23/03	253,200	134,526	1.30813%	May 2004
	Class A-2	04/23/03	26,700	26,700	1.68%	November 2005
	Class A-3a	04/23/03	206,400	206,400	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	206,400	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	733,411

		Total	$1,486,885	$1,112,562

The Notes are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the security interest of IR or IRF as the applicable issuer of the Notes (the “Issuer”) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”) are referred to as “Lease Receivables”.

The Lease Receivables, including the Equipment, have been transferred to the Issuer and the Lease Receivables have been pledged by the Issuer to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title or interest in the residual values of any of the Equipment except to the extent of the Issuer’s limited security interest with respect to recoveries on non-performing Leases.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2000-1 Class A-4, 2000-2 Class A-3, 2000-2 Class A-4, 2001-1 Class A-3, 2001-1 Class A-4, and 2003-1 Class A-3a Notes have been fixed at 7.820%, 6.475%, 6.475%, 4.825%, 5.435%, and 2.095%, respectively, through interest rate swaps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account.

Capital lease obligations and mortgages are collateralized by property and equipment that had a net book value of $3,048 at September 30, 2003. Interest paid, including finance subsidiaries, was approximately $223,000, $208,000 and $250,000 for fiscal years 2003, 2002 and 2001, respectively.

6.    LEASES

Equipment acquired under capital leases is included in property and equipment in the amount of $6,211 and $12,589 in fiscal 2003 and 2002, respectively, and the related amounts of accumulated amortization are $2,939 and $4,755 in fiscal 2003 and 2002, respectively. Related obligations are in long-term debt and related amortization is included in depreciation.

At September 30, 2003, future minimum lease payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years were as follows: 2004—$126,492; 2005—$99,027; 2006—$67,876; 2007—$51,033; 2008—$31,520; and thereafter—$79,718.

Total rental expense was $100,233, $110,690 and $121,475 in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2003, the Company entered into a sale-leaseback transaction with respect to its corporate offices in Malvern, Pennsylvania. The building had a net book value of $18,451 and was sold for $22,300. The Company entered into a ten year operating lease for the building with a third party. The gain from the sale-leaseback was deferred and will be amortized as a reduction of rental expense over the life of the operating lease agreement. At September 30, 2003, the Company had $2,688 of deferred gain recorded in the consolidated balance sheets.

7.    CONTINGENCIES

The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company had accrued balances, included in other long-term liabilities in the Company’s consolidated balance sheets, of $7,913 and $8,314 as of September 30, 2003 and 2002, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

The accruals for environmental liabilities are reflected in the consolidated balance sheets as part of other accrued liabilities. The Company has not recorded any potential third party recoveries. The Company is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Barkhamsted, CT and Rockford, IL. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

During the fiscal years 2001 through 2003, the Company did not incur any expenses for environmental capital projects. During the fiscal years 2001 through 2003, the Company incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the fiscal years ending September 30, 2003, 2002 and 2001, these expenses were $498, $2,436 and $1,919, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.

The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of September 30, 2003 and 2002, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $15,515 and $16,734, respectively.

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

The Company recognizes certain guarantees in accordance with FASB Interpretation No. 45. Accordingly, the Company recognizes a liability related to guarantees for the fair value, or market value, of the obligation we assume.

8.    SHAREHOLDERS’ EQUITY

We have in place a Rights Agreement (“Rights Plan”) which expires on June 18, 2007 and provides for an exercise price of $204.00 per preferred stock purchase right (individually, a “Right,” and collectively, the “Rights”). A Right entitles holders thereof to buy 1/100th of a share of our Series 12 Preferred Stock (the “Preferred Shares”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Rights Plan provides that the Rights will be exercisable and will trade separately from shares of our common stock only if a person or group acquires beneficial ownership of 15% or more of the shares of our common stock or commences a tender or exchange offer that would result in such a person or group owning 15% or more of the shares of our common stock (a “Flip-in Event”). Only when one or more of these events occur will shareholders receive certificates for the Rights.

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

9.    TAXES ON INCOME

Provision for income taxes:

	Fiscal Year Ended September 30
	2003		2002		2001
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$(9,912)	$62,590	$10,665	$68,618	$6,858	$45,300
Foreign	7,005	4,217	4,923	(45)	2,596	(7,067)
State	1,644	4,812	(333)	5,038	2,440	3,664

Taxes on income	$(1,263)	$71,619	$15,255	$73,611	$11,894	$41,897

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2003	2002
Deferred tax liabilities:
Depreciation and lease income recognition	$793,245	$707,859

Total deferred tax liabilities	793,245	707,859
Deferred tax assets:
Accrued liabilities	166,813	128,051
Net operating loss carryforwards	209,086	168,271
Tax credit carryforwards	15,413	28,638
Other	1,874	3,803

Total deferred tax assets	393,186	328,763
Valuation allowance	38,422	35,041

Net deferred tax assets	354,764	293,722

Net deferred tax liabilities	$438,481	$414,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net operating loss carryforwards consist primarily of state carryforwards of $520,000, principally expiring in fiscal 2004 through 2023 and federal carryforwards of $441,000, expiring in fiscal 2007 through 2023. Additionally, the Company has $15,413 of tax credit carryforwards, the majority of which have no expiration date.

The net increase in the valuation allowance compared to 2002 is primarily attributable to a change in our assessment that it is more likely than not that tax benefits from losses incurred in certain foreign jurisdictions will be realized. No individual jurisdiction had a material impact on the change.

Other assets on the consolidated balance sheet at September 30, 2003 include $6,709 of deferred taxes related to SFAS 133. See notes 1 and 16 to the consolidated financial statements.

The Company recorded a charge of $10,000 in fiscal 2001 to increase the reserve for tax exposures resulting from the disallowance of deductions related to interest on loans against corporate owned life insurance and administrative service fees.

Pre-tax income (loss) from domestic and foreign operations was $156,408 and $29,965, respectively, in fiscal 2003, $224,300 and $14,900, respectively, in fiscal 2002 and $76,311 and $(6,373), respectively, in fiscal 2001.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Fiscal Year Ended September 30
	2003	2002	2001
Tax at statutory rate	$65,231	$83,720	$23,729
State income taxes, net of U.S. federal tax benefit	5,881	4,823	5,251
Goodwill			13,456
Loss from asset impairment and acquisition related charges			7,446
Foreign including credits	708	(1,032)	(6,525)
Corporate owned life insurance	1,135	1,662	11,525
Other	(2,599)	(307)	(1,091)

	$70,356	$88,866	$53,791

Net income tax (refunds) payments were $(1,758), $(375) and $8,788 in fiscal 2003, 2002 and 2001, respectively.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $106,000 at September 30, 2003. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

The Company received notice of possible additional taxes related to international matters. The Company believes they will not materially affect the consolidated financial statements of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	September 30
	2003	2002	2001
Numerator:
Numerator for basic earnings per common share—income from continuing operations	$116,017	$150,334	$14,005
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2003 - $5,662 and 2002 - $2,159	9,338	3,636

Numerator for diluted earnings per common share—income from continuing operations plus assumed conversion	$125,355	$153,970	$14,005

Denominator:
Denominator for basic earnings per common share—weighted average common shares	145,216	143,178	141,888
Effect of dilutive securities:
Convertible Notes	19,960	7,711
Employee stock options	304	3,725	2,272
Employee stock awards	2,322	470	248

Dilutive potential common shares	22,586	11,906	2,520
Denominator for diluted earnings per common share—adjusted weighted shares and assumed conversions	167,802	155,084	144,408

Basic earnings per common share from continuing operations	$0.80	$1.05	$0.10

Diluted earnings per common share from continuing operations	$0.75	$0.99	$0.10

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

Options to purchase 8,098, 6,328 and 7,257 shares of common stock were outstanding during fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For additional disclosures regarding employee stock options, see note 11 to the consolidated financial statements.

11.    STOCK OPTIONS

As permitted by SFAS 123, “Accounting for Stock-Based Compensation”, we continue to account for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees”. Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

Changes in common shares under option were:

	Shares	Weighted Average Price
September 30, 2000	8,802	$15.48
Granted	7,721	2.61
Exercised	(19)	5.94
Cancelled	(1,874)	12.14

September 30, 2001	14,630	9.16
Granted	3,487	11.21
Exercised	(1,595)	3.68
Cancelled	(1,756)	9.93

September 30, 2002	14,766	12.20
Granted	2,095	7.73
Exercised	(1,026)	3.09
Cancelled	(1,662)	10.57

September 30, 2003	14,173	$10.28

Available for Grant	7,953

The weighted-average fair values at date of grant for options granted during fiscal years 2003, 2002 and 2001 were $4.05, $4.38 and $3.82, respectively, and were estimated using the Black-Scholes option-pricing model. The following unaudited assumptions were applied for fiscal 2003, 2002 and 2001, respectively:

	Fiscal Year Ended September 30
	2003	2002	2001
Expected dividend yield	2.1%	1.3%	6.1%
Expected volatility rate	53.0%	54.5%	50.6%
Expected lives	5.0 years	5.0 years	6.7 years
Risk-free interest rate	3.1%	4.4%	5.2%

The following table summarizes information about stock options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at September 30, 2003	Weighted-Average Exercise Price
$ 2.38—5.94	5,533	6.8 years	$ 3.41	3,479	$ 3.31
6.13—9.77	3,057	7.9	7.94	889	8.03
10.44—19.90	3,953	6.6	12.79	2,345	13.35
22.00—46.59	1,630	3.1	31.80	1,630	31.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In the fourth quarter of 2001, the Company announced the acceleration of certain cost cutting and infrastructure improvements (as described below) and recorded a pre-tax restructuring and asset impairment charge of $60,000, and reserve adjustments related primarily to the exit of the Company’s telephony operations of $5,300. The related reserve adjustments were included in cost of goods sold for the write-off of obsolete inventory and selling and administrative expense for the write-off of accounts receivable in the consolidated statements of income. The asset impairments included fixed asset write-offs totaling $6,078 as follows: $100 from technology services businesses closures; $897 from digital print center business closures; $338 from digital print center business sales; and $4,743 relating to IKON infrastructure. The asset impairments also included goodwill write-offs totaling $19,422 as follows: $955 from technology services businesses closures; $6,591 from digital print center business sales; and $11,876 relating to telephony business sales. The Company developed this plan as part of our continuing effort to streamline IKON’s infrastructure to increase future productivity, and to address economic changes within specific marketplaces. This resulted in a charge of $65,300 ($49,235 after-tax). These actions addressed the sale of the Company’s telephony operations and the closing of twelve non-strategic digital print centers as the Company shifts its focus from transactional work toward contract print work and the support of major accounts. These actions also addressed further downsizing of operational infrastructures throughout the organization as the Company leveraged and intensified prior standardization and centralization initiatives. These actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support and the realignment of sales coverage against our long-term growth objectives. Additionally, the Company recorded an asset impairment charge of $3,582 ($3,300 after-tax) related to the sale of the Company’s technology education operations. The asset impairments included fixed asset write-offs totaling $828. The asset impairments also included goodwill write-offs totaling $2,754. Therefore, the aggregate charge recorded in 2001 (the “2001 Charge”) was $68,882 ($52,535 after-tax).

During fiscal 2000, the Company announced plans to improve efficiency and incurred two pre-tax restructuring and asset impairment charges (the “2000 Charges”) totaling $121,129. These costs represented severance, leasehold termination costs and contractual commitments related to the closure or downsizing of our technology education integration and education businesses, digital print centers and other infrastructure improvements. In the fourth quarter of fiscal 2000, the Company determined that some first quarter restructuring initiatives would not require the level of spending that had been originally estimated, and certain other initiatives would not be implemented due to changing business dynamics, accordingly, $15,961 of restructuring reserves were reversed in fiscal 2000. The net fiscal 2000 restructuring and asset impairment charge was $105,168.

In the fourth quarter of 2002, the Company reversed $10,497 ($6,823 after-tax) of its restructuring charges described above. The reversed charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated and 188 fewer positions eliminated than estimated due to voluntary resignations and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pre-tax components of the net restructuring (reversal) charges, and asset impairment charges for 2002 and 2001 were as follows:

Type of Charge	2002 Reversal	2001 Charge
Restructuring (Reversal) Charge:
Severance	$(7,418)	$26,500
Leasehold termination costs	(1,667)	5,534
Contractual commitments	(1,412)	2,466

Total Restructuring (Reversal) Charge	(10,497)	34,500

Asset Impairment Charge:
Fixed assets		6,906
Goodwill and intangibles		22,176

Total Asset Impairment Charge		29,082

Total	$(10,497)	$63,582

The Company calculated the asset and goodwill impairments as required by SFAS 121 “Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of”. The proceeds received for businesses sold were not sufficient to cover the fixed asset and goodwill balances. As such, those balances were written-off. Goodwill directly associated with businesses that were closed was also written-off.

The following presents a rollforward of the balances of the 2001 Charge and the 2000 Charges from September 30, 2001 to the balance remaining at September 30, 2003, which is included in other accrued expenses on the consolidated balance sheets:

2001 Restructuring Charge	Balance September 30, 2001	Payments 2002	2002 Reversal	Balance September 30, 2002	Payments 2003	Balance September 30, 2003
Severance	$26,500	$(11,780)	$(6,921)	$7,799	$(6,355)	$1,444
Leasehold termination costs	5,534	(1,616)	(1,667)	2,251	(1,338)	913
Contractual commitments	2,466	(1,140)	(1,296)	30		30

Total	$34,500	$(14,536)	$(9,884)	$10,080	$(7,693)	$2,387

2000 Restructuring Charges	Balance September 30, 2001	Payments 2002	2002 Reversal	Balance September 30, 2002	Payments 2003	Balance September 30, 2003
Severance	$2,023	$(1,059)	$(497)	$467	$(217)	$250
Leasehold termination costs	9,686	(5,124)		4,562	(2,973)	1,589
Contractual commitments	340	(224)	(116)

Total	$12,049	$(6,407)	$(613)	$5,029	$(3,190)	$1,839

The projected payments of the remaining balances of the 2001 Charge and 2000 Charges, by year, are as follows:

2001 Charge Projected Payments	2004	2005	2006	Total
Severance	$1,311	$76	$57	$1,444
Leasehold termination costs	511	359	43	913
Other contractual commitments	30			30

Total	$1,852	$435	$100	$2,387

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Charges Projected Payments	2004	2005	2006	2007	Beyond	Total
Severance	$250					$250
Leasehold termination costs	691	$496	$308	$88	$6	1,589

Total	$941	$496	$308	$88	$6	$1,839

The Company determined its probable sublease income through the performance of local commercial real estate market valuations by our external regional real estate brokers. All lease termination amounts are shown net of projected sublease income. Projected sublease income was $814 and $4,039 for the 2001 Charge and 2000 Charges, respectively.

All actions related to our restructurings are complete. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where the Company has exited certain locations and is required to make payments over the remaining lease term.

All locations affected by the charges (23 and 27 locations for the 2001 Charge and 2000 Charges, respectively) have been closed and all employees affected by the charges (1,412 and 1,780 employees for the 2001 Charge and 2000 Charges, respectively) have been terminated.

13.     PENSION AND STOCK PURCHASE PLANS

The Company sponsors defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. The Company funds at least the minimum amount required by government regulations.

The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30
	2003	2002	2001
Components of Net Periodic Benefit Cost
Service cost	$27,738	$24,751	$22,517
Interest cost on projected benefit obligation	30,958	27,434	24,307
Expected return on assets	(24,258)	(30,835)	(30,355)
Amortization of net obligation	(900)	(1,244)	(1,248)
Amortization of prior service cost	566	1,475	1,513
Recognized net actuarial loss (gain)	3,734	(2,579)	(5,298)

Net periodic pension cost	$37,838	$19,002	$11,436

Assumptions used in accounting for the company-sponsored defined benefit pension plans were:

	2003	2002	2001
Weighted average discount rates	6.0%	7.2%	7.6%
Rates of increase in compensation levels	3.0%	4.0%	4.0%
Expected long-term rate of return on assets	8.5%	8.5%	10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans were:

	September 30
	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of year	$437,364	$366,339
Service cost	27,738	24,751
Interest cost	30,958	27,434
Amendments	(5,233)
Actuarial loss	91,273	35,711
Benefits paid	(20,453)	(18,622)
Translation adjustment	2,655	1,751

Benefit obligation at end of year	$564,302	$437,364

Change in Plan Assets
Fair value of plan assets at beginning of year	$268,549	$303,151
Actual return on plan assets	(3,323)	(36,827)
Employer contribution	36,996	19,154
Plan participant contributions	338	323
Benefits paid	(20,453)	(18,622)
Translation adjustment	2,067	1,370

Fair value of plan assets at end of year	$284,174	$268,549

Funded status	$(280,128)	$(168,815)
Unrecognized net actuarial loss	193,942	78,168
Unrecognized net obligation		(1,252)
Unrecognized prior service cost	4,100	9,895

Net amount recognized	$(82,086)	$(82,004)

Amounts recognized on the consolidated balance sheet
Accrued benefit obligation	$(208,578)	$(89,879)
Prepaid pension benefit	49,720	4,146
Intangible asset	4,032	1,284
Accumulated other comprehensive loss	72,740	2,445

Net amount recognized	$(82,086)	$(82,004)

The projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $564,302 and $284,174, respectively, at September 30, 2003 and $437,364 and $268,549, respectively, at September 30, 2002. The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $493,111 and $275,429, respectively, at September 30, 2003 and $354,121 and $259,918, respectively, at September 30, 2002.

Substantially all of the plan assets at September 30, 2003, are invested in listed stocks and bonds, including our common stock having a fair value of $17,047.

During 2003, the Company contributed 1,132 shares with a value of $10,086 into one of its defined benefit pension plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in nine different investment funds. Effective January 1, 2003, the Company reduced its matching contribution to an amount equal to 50% of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 3%. Substantially all of our contributions are invested in our common stock, however, effective November 1, 2002, RSP participants with at least two years of employment may elect to allocate the Company’s matching contribution in investment options other than IKON common stock. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the plans was $17,858, $25,832 and $29,783 in fiscal 2003, 2002 and 2001, respectively. Prior to January 1, 2003, we contributed an amount equal to two-thirds of the employees’ investments, up to 6% of regular compensation, for a maximum Company match of 4%.

We have a Long-Term Incentive Compensation Plan (“LTIP”) pursuant to which key management employees have been granted performance-based awards, which are earned upon achieving predetermined performance objectives during three-year intervals, and time-based restricted stock awards, which are earned upon the fulfillment of vesting requirements. The value of these performance-based awards is charged to expense over the related plan period. In fiscal 2003, 2002 and 2001, performance-based awards which would be payable in cash or stock totaling $9,608, $4,952 and $4,155, respectively, were granted to LTIP participants. The Company expensed $2,660, $3,814 and $519 in 2003, 2002 and 2001, respectively, related to these awards. See common stock and unearned compensation on the consolidated statements of shareholders’ equity for time-based restricted stock awards.

14.    SEGMENT REPORTING

The Company reports information about its operating segments according to the “management approach”. The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Under SFAS 131, our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions, business imaging services and other office equipment and services, as well as design, planning and support services for network platforms and IT integration projects. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

During 2003, the Company made certain changes to its segment reporting to reflect the way management views IKON’s business. Due to the Company’s organizational structure change related to centralization of the supply chain function and customer care centers announced in October 2002, IKON no longer allocates corporate administrative charges to INA. As a result, these administrative costs are included in Corporate and Eliminations. In addition, our business imaging services and Sysinct operations which had been included in Other are now included in INA consistent with the way management now makes operating decisions. Prior year amounts have been reclassified to conform with the current year presentation.

Other included our technology education and telephony businesses. In the fourth quarter of 2001, the Company made a decision to exit its telephony business and its technology education business. All actions related to the exit of telephony and technology education were substantially completed by the end of the first quarter of 2002. The results of operations of technology education and telephony are included through their respective disposition dates. Accordingly, during 2003, the Company had no remaining businesses included in the Other segment.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in note 1 to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents segment information for the fiscal years ended September 30, 2003, 2002 and 2001:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2003
Net sales	$2,009,233	$280,345			$2,289,578
Services	1,852,075	181,066			2,033,141
Finance income	365,264	22,929			388,193
Finance interest expense	141,912	6,160			148,072
Operating income (loss)	551,393	25,829		$(322,629)	254,593
Interest expense, net				(49,033)	(49,033)
Income before taxes					186,373
Year Ended September 30, 2002
Net sales	$2,159,114	$270,465	$4,135		$2,433,714
Services	1,957,732	155,818	7,282		2,120,832
Finance income	354,435	20,486			374,921
Finance interest expense	151,372	6,519			157,891
Restructuring reversal	8,404	64	1,442	$587	10,497
Operating income (loss)	608,428	23,139	(1,752)	(336,226)	293,589
Interest expense, net				(54,389)	(54,389)
Income before taxes					239,200
Year Ended September 30, 2001
Net sales	$2,405,685	$292,991	$21,291		$2,719,967
Services	2,075,561	141,154	62,551		2,279,266
Finance income	339,583	20,138			359,721
Finance interest expense	168,851	8,668			177,519
Restructuring and asset impairment charges, net	33,411	1,264	16,908	$11,999	63,582
Operating income (loss)	446,607	22,214	(40,808)	(290,844)	137,169
Interest expense, net				(69,373)	(69,373)
Income before taxes					67,796

In accordance with our adoption of SFAS 142 on October 1, 2001, goodwill is no longer amortized. Goodwill amortization of $41,073 is included in operating income (loss) in the Corporate and Eliminations column for 2001.

As part of the e-IKON implementation that began during 2002, the balance sheets of certain locations that were previously reported in the INA segment have been combined with the Corporate balance sheet. As a result, their assets and expenditures for fixed assets are included in Corporate and Eliminations in the table below. This presentation is consistent with the way management organizes our segments for making operating decisions within our business. As other regions are converted through the e-IKON initiative, they will also be managed on the integrated system and be included in Corporate and Eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of segment assets, depreciation expense and expenditures for fixed assets to consolidated assets, depreciation expense and expenditures for fixed assets for the years ended September 30, 2003, 2002 and 2001 is as follows:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2003
Segment assets	$4,316,858	$776,123	$25	$1,546,501	$6,639,507
Depreciation expense	61,140	7,337		34,117	102,594
Expenditures for fixed assets	62,411	10,035		53,107	125,553
Year Ended September 30, 2002
Segment assets	$4,379,527	$736,080	$410	$1,341,781	$6,457,798
Depreciation expense	94,174	6,624	158	15,881	116,837
Expenditures for fixed assets	91,541	13,451		73,848	178,840
Year Ended September 30, 2001
Segment assets	$5,342,734	$668,085	$18,534	$261,639	$6,290,992
Depreciation expense	95,713	7,481	1,165	15,634	119,993
Expenditures for fixed assets	92,515	14,230	39	37,886	144,670

The following is revenue and long-lived asset information by geographic area for the years ended and as of September 30:

	2003	2002	2001
Revenues
United States	$4,000,383	$4,254,609	$4,651,781
United Kingdom	339,425	322,050	323,844
Canada	201,505	196,817	224,348
Other	169,599	155,991	158,981

	$4,710,912	$4,929,467	$5,358,954

	2003	2002	2001
Long-Lived Assets
United States	$1,103,331	$1,118,394	$1,072,706
United Kingdom	267,525	252,948	252,170
Canada	133,886	141,812	170,042
Other	95,361	88,773	101,057

	$1,600,103	$1,601,927	$1,595,975

Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill net of amortization and other assets. Long-term receivables in the amount of $6,034, $3,138 and $4,175 in 2003, 2002 and 2001, respectively, have been included in other assets on the consolidated balance sheets, but are excluded from total long-lived assets above.

15.    DISCONTINUED OPERATIONS

In fiscal 2001, we recognized a gain of $2,142 ($1,200 after-tax) related to net favorable dispositions of environmental matters at locations we had previously accounted for as discontinued operations. The gain has been recorded as discontinued operations on the consolidated statements of income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    FINANCIAL INSTRUMENTS

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

Interest Rate Caps

We have interest rate caps relating to financial instruments of IOSC having a total principal/notional amount of $353,383 and $430,921 at September 30, 2003 and 2002, respectively. The rates on these caps range from 5.67% to 8.00% at September 30, 2003 and 4.00% to 7.10% at September 30, 2002, with maturities from 2008 to 2010.

Interest Rate and Currency Swap Agreements

We have interest rate swap agreements relating to financial instruments of IOSC having a total principal/notional amount of $657,052 and $924,499 at September 30, 2003 and 2002, respectively, with fixed rates from 2.095% to 7.820% at September 30, 2003 and 4.180% to 7.820% at September 30, 2002. We are required to make payments to the counterparties at the fixed rate stated in the agreements and in return we receive payments at variable rates.

We have interest rate swap agreements relating to financial instruments of our Canadian finance subsidiary. These swaps have a principal/notional amount of CN$114,346 ($84,730) and CN$125,997 ($79,970) at September 30, 2003 and 2002, respectively. During 2003, we entered into interest rate swap agreements relating to financial instruments of our United Kingdom finance subsidiary. These swaps have a principal/notional amount of £23,927 ($40,045) at September 30, 2003. We are required to make variable rate payments to counterparties based on the one-month commercial paper rate plus 0.25% and receive payments at the one-month bankers’ acceptance rate.

IKON adopted SFAS 133, as amended, on October 1, 2000. SFAS 133 requires that all derivatives be recorded on the consolidated balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or Other Comprehensive Income (Loss) (“OCI”) depending on the type of hedging instrument and the effectiveness of those hedges. In accordance with the transition provisions of SFAS 133, IKON recorded a cumulative loss adjustment to OCI of $5,584, after taxes, to recognize the fair value of its derivatives as of the date of adoption.

All of the derivatives used by IKON as hedges are highly effective, as defined by SFAS 133, because all of the critical terms of the derivatives match those of the hedged item. All of the derivatives used by IKON have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in OCI.

As of September 30, 2003 all of IKON’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. IKON uses interest rate swaps to fix the interest rates on our variable rate classes of lease- backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2003, unrealized net gains totaling $12,243, after taxes, were recorded in OCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements.

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Notes Payable

The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-Term Debt

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. For more information on these instruments, refer to note 5 to the consolidated financial statements.

The carrying amounts and fair values of our financial instruments are as follows:

	September 30
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$415,906	$362,713	$535,171	$436,375
Private placement debt			55,000	53,991
Sundry notes, bonds and mortgages	6,550	7,425	8,386	8,485
Finance subsidiaries’ debt	3,008,715	2,416,887	2,807,861	2,768,604
Interest rate swaps	(18,637)	(18,637)	(40,283)	(40,283)

17.    SUBSEQUENT EVENT

The Company entered into a definitive asset purchase agreement (the “Agreement”) dated December 10, 2003, by and among IOSC and General Electric Capital Corporation (“GE”) pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC including, without limitation, the servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”) under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. During the initial five-year term of the Program Agreement, the Company will receive an origination fee on all new leases underwritten by GE and a monthly volume fee for providing certain additional services. The term of the Program Agreement may be renewed for a subsequent three or five year period.

Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.5 billion of gross proceeds. The Company will retain approximately $1.4 billion of IOSC’s net lease receivables and the corresponding residuals, of which approximately $1.2 billion are supported by lease-backed notes issued in our two most recent asset-backed notes offerings. In addition, the Company will retain the Canadian leasing portfolio and assume IOSC’s 2008 Notes, Convertible Notes and the remaining $34,714 of 2004 Notes. The retained portfolio will be serviced by GE, and most of the retained portfolio is expected to run-off over the next twenty-four months. The carrying amount of assets and liabilities that will be sold to GE were as follows as of September 30, 2003:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carrying Amount
Assets
Restricted cash	$68,385
Accounts receivable, net	36,919
Finance receivables and related residuals, net	1,751,379
Property and equipment, net	83,452
Other assets	10,697

Total assets to be sold	$1,950,832

Liabilities
Finance subsidiary debt	$432,262
Other liabilities	13,784

Total liabilities to be assumed	$446,046

Net assets sold and proceeds from sale	$1,504,786

The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction is subject to the execution of the definitive Program Agreement, other agreements and customary conditions, including receipt of certain third party consents. This description of the transaction, including the Agreement and the Program Agreement, is qualified in its entirety by reference to the full text of the agreements included with IKON’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 15, 2003. The transaction is expected to close in the second quarter of fiscal 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    QUARTERLY FINANCIAL SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Revenues	$1,157,377	$1,179,385	$1,178,481	$1,195,669	$4,710,912
Gross profit	448,264	447,668	453,561	439,934	1,789,427
Income before taxes on income	52,161	58,509	23,606	52,097	186,373
Net income	32,470	36,422	14,695	32,430	116,017
Basic earnings per common share	0.23	0.25	0.10	0.22	0.80
Diluted earnings per common share	0.21	0.23	0.10	0.21	0.75
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	8.33—6.38	8.48—6.71	9.45—7.10	9.11—6.75	9.45—6.38
2002
Revenues	$1,232,260	$1,245,198	$1,240,159	$1,211,850	$4,929,467
Gross profit	466,700	470,322	484,001	457,277	1,878,300
Income before taxes on income	51,304	55,577	70,029	62,290	239,200
Net income	32,578	35,291	43,142	39,323	150,334
Basic earnings per common share	0.23	0.25	0.30	0.27	1.05
Diluted earnings per common share	0.22	0.24	0.28	0.25	0.99
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	11.84—6.97	14.25—10.25	13.62—7.62	10.07—6.53	14.25—6.53

First, second, third and fourth quarters of fiscal 2003 include pre-tax (losses) gains from the early extinguishment of debt of $(98), $1,348, $(27,454), and $7,017, respectively. Fourth quarter of fiscal 2002 includes a pre-tax reversal of restructuring charges of $10,497.

Certain prior year amounts have been reclassified to conform with the current year presentation. Fourth quarter fiscal 2002 revenues and costs of goods sold have each been increased by $33,587 from amounts previously reported. The effect on revenues and cost of goods sold in the fourth quarter of fiscal 2003 was $31,876. In addition, the previously reported quarterly revenues and cost of goods sold have been reclassified for the following amounts:

	Fiscal 2003	Fiscal 2002
Quarter ended December 31,	$20,412	$21,811
Quarter ended March 31,	24,461	25,024
Quarter ended June 30,	27,672	21,543

There was no impact on gross profit, operating income, net income or earnings per share on any quarter as a result of the above.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(No response to this item is required.)

Item 9A.     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 24, 2004 (the “2004 Proxy Statement”) is incorporated herein by reference. Information regarding executive officers is set forth in Part I of this report, and additional information regarding executive officers appearing under “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference. The information presented in the 2004 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. Our Code of Ethics is posted on our website, www.ikon.com, and may be found under the “Investor Relations” section by clicking on “Corporate Governance” and then clicking on “Corporate Integrity.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Item 11.     Executive Compensation.

Information appearing under “Summary of Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2004 Proxy Statement is incorporated herein by reference.

Information regarding IKON’s equity compensation plans appearing under “Equity Compensation Plan Information” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

(No response to this item is required.)

Item 14.     Principal Accountant Fees and Services.

The information presented in the 2004 Proxy Statement appearing under “Independent Auditors Fees and Services” is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) List of Financial Statements

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2003.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2003
Allowance for doubtful accounts	$14,251	$13,419		$13,412	(1)	$14,258
Lease default reserve	58,148	67,922		67,593	(1)	58,477
Deferred tax valuation allowance	35,041	9,899		6,518		38,422

Year Ended September 30, 2002
Allowance for doubtful accounts	$23,510	$4,685		$13,944	(1)	$14,251
Lease default reserve	69,784	67,730		79,366	(1)	58,148
Deferred tax valuation allowance	46,476	1,495		12,930		35,041

Year Ended September 30, 2001
Allowance for doubtful accounts	$35,322	$7,758		$19,570	(1)	$23,510
Lease default reserve	74,792	66,631		71,639	(1)	69,784
Deferred tax valuation allowance	46,107	6,070		5,701		46,476

(1)	Accounts written-off during the year, net of recoveries.

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

(a)(3) List of Exhibits*

Corporate Documents

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation filed as Exhibit 3.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

3.3	Code of Regulations of IKON, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.

Credit Facility

4.1	Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent, filed as Exhibit 99.2 to IKON’s Form 8-K dated May 29, 2002 is incorporated herein by reference.

4.2	First Amendment, dated as of February 28, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent, filed as Exhibit 4.1 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

4.3	Second Amendment, dated as of April 11, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent, filed as Exhibit 4.2 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

4.4	Third Amendment, dated as of June 2, 2003, to the Credit Agreement, dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, N.A., as Agent, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended June 30, 2003 is incorporated herein by reference.

Corporate Indentures and Related Documents

4.5	Indenture dated as of December 11, 1995, between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177 is incorporated herein by reference.

4.6	Indenture dated May 13, 2002, by and among IKON, IOS Capital, LLC (“IOSC”) and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.1 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.7	Registration Rights Agreement dated May 13, 2002, among IKON and Deutsche Bank Securities, Inc., Bank of America Securities, LLC and JP Morgan Securities, Inc., filed as Exhibit 4.2 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.8	Pursuant to Regulation S-K item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

10.1	Indenture dated as of July 1, 1995, between IOSC and Chase Manhattan Bank, N.A., as Trustee (the “IOSC Indenture”) filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

10.2	Amendment Number 1 dated June 4, 1997, to the IOSC Indenture filed as Exhibit 4.2 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

10.3	Amendment Number 2 dated June 12, 2001, to the IOSC Indenture filed as Exhibit 4.3 to IOSC’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

10.4	Amendment Number 3 dated March 15, 2002, to the IOSC Indenture filed as Exhibit 4.4 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.5	Amendment Number 4 dated June 16, 2003, to the IOSC Indenture.

10.6	Distribution Agreement dated as of June 4, 1997, between IOSC and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.7	Distribution Agreement dated as of June 30, 1995, between IOSC and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

10.8	Rights Agreement dated as of February 10, 1988, between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON’s Registration Statement on Form 8-A is incorporated herein by reference.

10.9	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.

Unisource Spin-Off

10.10	Distribution Agreement between IKON and Unisource Worldwide, Inc. (“Unisource”) dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.11	Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.12	Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

Compensatory Plans

10.13	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

10.14	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.15	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.16	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K is incorporated herein by reference.**

10.17	Amendment to 1986 Stock Option Plan, filed as Exhibit 10.22 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.18	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.19	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.20	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.21	2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.22	2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.23	2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.24	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.25	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.26	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.27	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.28	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.29	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.30	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.45 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.31	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.46 to IKON’s Form 8-K is incorporated herein by reference.**

Management Contracts

10.32	Executive Employment Agreement for Matthew J. Espe, filed as Exhibit 99.1 to IKON’s Form 8-K dated November 4, 2002 is incorporated herein by reference.**

10.33	Executive Employment Agreement for Don H. Liu dated March 23, 2003.**

10.34	Executive Employment Agreement for William S. Urkiel dated May 10, 2003.**

10.35	Executive Employment Agreement for Dennis P. LeStrange, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.36	Executive Employment Agreement for Beth B. Sexton, filed as Exhibit 10.4 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

Revolving Lease-Backed Conduits

10.37	Amended and Restated Receivables Transfer Agreement dated as of March 31, 2003 among IKON Funding-3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent, filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.38	First Amendment, dated as of May 9, 2003, to the Amended and Restated Receivables Transfer Agreement, dated as of March 31, 2003, among IKON Funding -3, LLC, as Transferor, IOS Capital, LLC, as Originator and Collection Agent, Gemini Securitization Corp., as Conduit Transferee, The Several Financial Institutions party hereto from time to time, as Alternate Transferees, and Deutsche Bank AG, New York Branch, as Administrative Agent, filed as Exhibit 10.3 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.39	Amended and Restatement Agreement dated as of March 28, 2003, relating to the Asset Backed Loan Agreement between Rochford, Inc., as Borrower, and IKON Capital, PLC, as Originator and Servicer, and Park Avenue Receivables Corporation, as Conduit Lender, and Certain APA Banks and JP Morgan Chase Bank, as Funding Agent, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.40	IKON Loan Agreement dated March 30, 2001 between Rockford, Inc., as Lender, IKON Office Solutions Dublin Limited and IKON Capital, PLC, as Borrowers, and Chase Manhattan Bank, as Funding Agent, filed as Exhibit 10.71 to IKON’s 2001 Form 10-K is incorporated herein by reference.

10.41	Transfer Agreement dated as of March 28, 2001 between IKON Funding-3, LLC and IOSC, filed as Exhibit 10.6 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

10.42	Receivables Transfer Agreement entered September 19, 2000, among IKON Funding-2, LLC, IOSC, Park Avenue Receivables Corporation, Chase Manhattan Bank and The Several Financial Institutions a party thereto from time to time, filed as Exhibit 10.12 to IOSC’s 2000 Form 10-K is incorporated herein by reference.

10.43	Amendment to Receivables Transfer Agreement dated as of May 2002, among IKON Funding-2, LLC, IOSC, Park Avenue Receivables Corporation, The Several Financial Institutions a party thereto from time to time, and JPMorgan Chase Bank (formerly Chase Manhattan Bank), filed as Exhibit 99.3 to IOSC’s Form 8-K dated May 23, 2003 is incorporated herein by reference.

10.44	Transfer Agreement dated as of September 19, 2000 among IKON Funding-2, LLC and IOSC, filed as Exhibit 10.13 to the IKON 2000 Form 10-K is incorporated herein by reference.

10.45	Concurrent Lease Agreement between IKON, et al. and Care Trust dated September 14, 1999 filed as Exhibit 10.48 to IKON’s 1999 Form 10-K is incorporated herein by reference.

10.46	Receivables Transfer Agreement dated as of December 1, 1998 among IKON Funding-1, LLC, IOSC, Market Street Funding Corporation and PNC Bank, National Association, filed as Exhibit 10.9 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.47	Transfer Agreement dated as of December 1, 1998 between IKON Funding-1, LLC and IOSC, filed as Exhibit 10.10 to IKON’s 1998 Form 10-K is incorporated herein by reference.

10.48	First Amendment dated September 10, 1999 to Transfer Agreement dated as of December 1, 1998, filed as Exhibit 10.13 to IKON’s 1999 Form 10-K is incorporated herein by reference.

Asset-Backed Securitization Transactions - 2000

10.49	Indenture, dated as of June 1, 2000 among the Issuer, Bank One, NA, as Trustee, and IOSC, as Servicer, (the “June 1, 2000 Indenture”), filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.50	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2000 Indenture, filed as Exhibit 10.16 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.51	Assignment and Servicing Agreement, dated as of June 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOSC, as Originator and Servicer, (the “June 1, 2000 Servicing Agreement”), filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.52	Amendment dated May 3, 2002 to the June 1, 2000 Servicing Agreement, filed as Exhibit 10.27 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.53	Indemnification Agreement, dated June 2, 2000, among Chase Securities Inc., Banc of America Securities, LLC, Deutsche Banc Alex. Brown, Lehman Brothers, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.54	Insurance and Indemnity Agreement, dated June 2, 2000, among IOSC, as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.55	Schedule to ISDA Master Agreement (the “Schedule”), between Chase Manhattan Bank and the Issuer, Credit Support Annex to the Schedule, between Chase Manhattan Bank and the Issuer, Confirmation to the ISDA Master Agreement for the Class A-3 Notes, between Chase Manhattan Bank and the Issuer, and Confirmation to the ISDA Master Agreement for the Class A-4 Notes, between Chase Manhattan Bank and the Issuer, each dated as of June 2, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.56	Indenture, dated as of December 1, 2000 among the Issuer, Chase Manhattan Bank, as Trustee, and IOSC, as Servicer, (the “December 1, 2000 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.57	First Supplemental Indenture dated as of May 3, 2002 to the December 1, 2000 Indenture, filed as Exhibit 10.18 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.58	Assignment and Servicing Agreement, dated as of December 1, 2000, among the Issuer, IKON Receivables-1, LLC, and IOSC, as Originator and Servicer, (the “December 1, 2000 Servicing Agreement”) filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.59	Amendment dated May 3, 2002 to the December 1, 2000 Servicing Agreement, filed as Exhibit 10.29 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.60	Indemnification Agreement, dated December 7, 2000, among Chase Securities, Inc., Banc of America Securities, LLC, Deutsche Banc Alex. Brown, Inc., Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.61	Insurance and Indemnity Agreement, dated December 7, 2000, among IOSC, as Originator and Servicer, the Issuer, IKON Receivables-1, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

10.62	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing, Inc. and the Issuer, each dated as of December 7, 2000, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

Asset-Backed Securitization Transaction—2001

10.63	Indenture, dated as of June 1, 2001, among the Issuer, SunTrust Bank, as Trustee, and IOSC, as Servicer, (the “June 1, 2001 Indenture”) filed as Exhibit 4.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.64	First Supplemental Indenture dated as of May 3, 2002 to the June 1, 2001 Indenture, filed as Exhibit 10.20 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.65	Assignment and Servicing Agreement, dated as of June 1, 2001, among the Issuer, IKON Receivables-1, LLC, and IOSC as Originator and Servicer, (the “June 1, 2001 Servicing Agreement”), filed as Exhibit 10.1 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.66	Amendment dated May 3, 2002 to the June 1, 2001 Servicing Agreement, filed as Exhibit 10.31 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.67	Indemnification Agreement, dated June 28, 2001, among Deutsche Banc Alex. Brown, Inc., Banc of America Securities, LLC, J. P. Morgan Securities, Inc., Lehman Brothers, Inc. and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is hereby incorporated herein by reference.

10.68	Insurance and Indemnity Agreement, dated June 28, 2001, among IOSC, as Originator and Servicer, IKON Receivables, LLC, IKON Receivables-1, LLC, SunTrust Bank and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables, LLC’s Form 8-K dated June 16, 2001 is incorporated herein by reference.

10.69	Schedule to ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer and Confirmations to the ISDA Master Agreement, between Deutsche Bank AG, New York Branch and the Issuer, each dated as of June 28, 2001, filed as Exhibit 10.4 to IKON Receivables, LLC’s Form 8-K dated November 29, 2000 is incorporated herein by reference.

Asset-Backed Securitization Transaction—2002

10.70	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.71	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.72	Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc. and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.73	Insurance and Indemnity Agreement, dated May 30, 2002, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

Asset-Backed Securitization Transaction—2003

10.74	Indenture, dated as of April 1, 2003, among the IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.75	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.76	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.77	Insurance and Indemnity Agreement, dated April 23, 2003, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.78	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

Miscellaneous

10.79	Support Agreement dated as of October 22, 1996 between IKON and IOSC, filed as Exhibit 10.4 to IOSC’s Form 8-K dated October 22, 1996 is incorporated herein by reference.

10.80	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, Pa 19355.

12.1	Ratio of Earnings to Fixed Charges.

12.2	Ratio of Earnings to Fixed Charges Excluding Captive Finance Subsidiaries.

21	Subsidiaries of IKON.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

On September 2, 2003, the Company filed a current report on Form 8-K to file, under Item 9 of the Form, a press release concerning the realignment of the Company’s leadership.

On August 1, 2003, the Company filed a current report on Form 8-K to file, under Item 5 of the Form, a press release concerning the election of William E. McCracken as a member of the Company’s Board of Directors.

On July 25, 2003, the Company filed a current report on Form 8-K, under Item 9 of the Form, concerning earnings for the third quarter of fiscal 2003.

On July 16, 2003, the Company filed a current report on Form 8-K to file, under Item 9 of the Form, a press release reporting the Company’s revised financial expectations for the third quarter of fiscal 2003.

(c) The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(d) The response to this portion of Item 15 is contained on page 73 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS, INC.
Date: December 29, 2003

By:	/s/ WILLIAM S. URKIEL
(William S. Urkiel) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. ESPE (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	December 29, 2003

/s/ WILLIAM S. URKIEL (William S. Urkiel)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 29, 2003

/s/ THEODORE E. STRAND (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	December 29, 2003

/s/ JUDITH M. BELL (Judith M. Bell)	Director	December 29, 2003

/s/ PHILIP E. CUSHING (Philip E. Cushing)	Director	December 29, 2003

/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Director	December 29, 2003

/s/ RICHARD A. JALKUT (Richard A. Jalkut)	Director	December 29, 2003

/s/ ARTHUR E. JOHNSON (Arthur E. Johnson)	Director	December 29, 2003

/s/ KURT M. LANDGRAF (Kurt M. Landgraf)	Director	December 29, 2003

/s/ WILLIAM E. MCCRACKEN (William E. McCracken)	Director	December 29, 2003

/s/ ANTHONY P. TERRACCIANO (Anthony P. Terracciano)	Director	December 29, 2003

/s/ MARILYN WARE (Marilyn Ware)	Director	December 29, 2003