Form 10-Q
period 2003-12-30
IKON OFFICE SOLUTIONS INC
filed 2004-02-17
CIK 3370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           December 31, 2003 or

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2004:

Common Stock, no par value                                                                                                                            147,472,624 shares

IKON Office Solutions, Inc.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Condensed Consolidated Financial Statements

     Consolidiated Balance Sheets - December 31, 2003 (unaudited) and September 30, 2003

     Consolidated Statements of Income - Three months ended December 31, 2003 and 2002 (unaudited)

     Consolidated Statements of Cash Flows - Three months ended December 31, 2003 and 2002 (unaudited)

     Notes to Condensed Consolidated Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

PART II.   OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FORWARD-LOOKING INFORMATION

        IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): plans to consummate the proposed transaction with General Electric Capital Corporation (“GE”) involving IOS Capital, LLC (“IOSC”); growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital monochrome and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

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

        Competition.     IKON operates in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, customer service and support. A number of companies worldwide with significant financial resources compete with IKON to provide similar products and services, such as Xerox, Pitney Bowes and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for IKON. Some of our competitors, such as Canon, Ricoh and HP, are also suppliers to IKON of the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that IKON is able to charge in the future for its products and services to be less than it has historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and services offerings. These risks could lead to a loss of market share for IKON, resulting in a negative impact on our results of operations.

        Pricing.     Our ability to succeed is dependent upon our ability to obtain adequate pricing for the equipment, supplies and services we offer. Depending on competitive market factors, future prices we can obtain for the equipment, supplies and services we offer may vary from historical levels.

        Vendor Relationships.     IKON’s access to equipment, parts and supplies depends upon its relationships with, and its ability to purchase equipment on competitive terms from its principal vendors, Canon, Ricoh, HP and Océ. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON’s ability to sell and lease equipment as well as its ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with IKON, or if one of these vendors ceased operations, IKON would be forced to expand its relationship with other vendors, seek out new relationships with other vendors or risk a loss in market share due to diminished product offerings and availability.

        Financing Business.     A significant portion of our profits are derived from the financing of equipment provided to our customers. Our ability to provide such financing at competitive rates and to realize profitable margins is highly dependent upon our costs of borrowing. If IKON is unable to continue to have access to its funding sources on terms that allow it to provide leases on competitive terms, IKON’s business could be adversely affected, as IKON’s customers could seek to lease equipment from competitors offering more favorable leasing terms. For the first quarter ended December 31, 2003, approximately 83% of equipment sold by IKON in the United States was financed through IOSC, IKON’s captive leasing subsidiary. IOSC accesses capital using asset securitization transactions, including revolving asset securitization conduit arrangements, public and private offerings of its debt securities, borrowings from commercial lenders and loans from IKON. IOSC relies primarily on asset securitization transactions to finance its lease receivables. There is no assurance that we will continue to have access to our current funding sources, or that we will be able to obtain additional funding on terms that would allow us to provide leases on competitive terms. During 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) designated the Company’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed the Company’s rating on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of IOSC. Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by S&P, any negative changes to our credit ratings, including any further downgrades, could reduce or foreclose our access to certain credit markets and may require that excess cash flows under IOSC’s securitization arrangements be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained or that the credit markets can be readily accessed.

        Sale of IOSC.      In December 2003, IKON entered into a definitive asset purchase agreement (the “Agreement”) with GE to sell certain assets and liabilities of IOSC, including, without limitation, the servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement to provide for the funding of IKON’s lease originations in the United States and Canada. The transaction is subject to the execution of other agreements and customary closing conditions. We cannot assure you that the transactions contemplated by the Agreement will occur. In the event this transaction does not close, or we are unable to successfully integrate our equipment distribution business with a third party vendor finance program, which involves the integration and transition of complex systems and processes, our liquidity, financial position and results of operations may be adversely affected.

        Liquidity.     The Company maintains a $300,000,000 unsecured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. The Credit Facility matures on May 24, 2005. During fiscal 2003, the Company tendered and defeased all of IOSC’s 9.75% notes due June 15, 2004 (the “2004 Notes”), which removed an early maturity provision within the Credit Facility. The Credit Facility also contains certain financial covenants, including: (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains defaults customary for facilities of this type. In order to provide certain financial flexibility under the corporate leverage ratio, the covenant was modified during 2003 as follows: (i) at December 31, 2003, 3.60 to 1.00; (ii) at March 31, 2004, 3.40 to 1.00 and (iii) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding finance income and interest expense associated with our financing operations). As of December 31, 2003, the Company did not meet the ratio requirement under this covenant and received a waiver from its lenders. The Company is in compliance with all other debt covenants as of December 31, 2003. Based on the Company’s communicated expectations regarding its second quarter 2004 financial results and forecasted non-finance subsidiary debt at March 31, 2004, the Company believes it will not be in compliance with the corporate leverage ratio covenant at March 31, 2004. Although the Company is currently renegotiating the Credit Facility, there is no assurance that the Company will be successful in receiving a waiver or an amendment to the covenant. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

        On December 11, 2003, the Company announced its intent to amend or replace the Credit Facility in connection with the sale of IOSC’s operations to GE. There can be no assurance that the Company will successfully renegotiate the Credit Facility or, in the event the Credit Facility is terminated, that the Company will be able to replace the Credit Facility on an unsecured basis or on similar or improved terms and conditions.

        Operational Efficiencies.      IKON’s ability to improve its profit margins is largely dependent on the success of its initiatives to streamline its infrastructure and drive operational efficiencies across IKON. Such initiatives, which include e-IKON and Six Sigma, focus on strategic priorities such as process improvement, organizational development and asset management. e-IKON is a comprehensive, multi-year initiative to centralize operational support functions and re-design enterprise-wide processes under the Oracle E-Business Suite. As a result of resources being reallocated from marketplace level development to operations to accelerate productivity in supply chain and customer care support and to ensure operational implications of the sale of IOSC are fully addressed, the implementation of e-IKON in the remaining marketplaces and customer care center will not occur until after 2004. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process — starting from the customer’s vantage point — so that defects in the process are effectively eliminated. IKON’s ability to improve its profit margins through the implementation of these initiatives is dependent upon certain factors that IKON cannot entirely control, including the implementation and transition costs and expenses associated with the initiatives. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

        International Operations.      IKON operates in eight countries outside of the United States. Approximately 16% of our revenues are derived from our international operations, and approximately 74% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our liquidity, financial position and results of operations. IKON’s future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-à-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

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

PART 1.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

IKON Office Solutions, Inc.
Consolidated Balance Sheets

(in thousands)	December 31, 2003 (unaudited)	September 30, 2003

Assets
Cash and cash equivalents	$182,721	$360,030
Restricted cash	113,172	165,264
Accounts receivable, less allowances of: December 31, 2003 - $20,772;
September 30, 2003 - $14,258	531,936	560,250
Finance receivables, less allowances of: December 31, 2003 - $3,949;
September 30, 2003 - $20,467	549,843	1,205,122
Inventories	250,270	224,344
Prepaid expenses and other current assets	88,928	103,346
Deferred taxes	44,142	44,142
Assets held for sale (note 9)	2,063,892

Total current assets	3,824,904	2,662,498

Long-term finance receivables, less allowances of: December 31, 2003 -
$7,335; September 30, 2003 - $38,010	1,165,998	2,370,872

Equipment on operating leases, net of accumulated depreciation of:
December 31, 2003 - $46,152; September 30, 2003 - $93,607	18,415	103,483

Property and equipment, net of accumulated depreciation of:
December 31, 2003 - $302,690; September 30, 2003 - $299,178	168,690	177,692

Goodwill, net	1,283,326	1,258,376

Other assets	67,372	66,586

Total Assets	$6,528,705	$6,639,507

Liabilities and Shareholders' Equity
Current portion of long-term debt, excluding finance subsidiaries	$67,343	$6,485
Current portion of long-term debt of finance subsidiaries	1,253,494	1,445,177
Notes payable	1,576	4,041
Trade accounts payable	143,805	245,661
Accrued salaries, wages and commissions	75,249	117,051
Deferred revenues	129,844	143,518
Other accrued expenses	241,666	275,443
Liabilities held for sale (note 9)	363,708

Total current liabilities	2,276,685	2,237,376

Long-term debt, excluding finance subsidiaries	356,897	419,020

Long-term debt of finance subsidiaries	1,403,028	1,563,538

Deferred taxes	495,200	482,623

Other long-term liabilities	295,098	301,498

Commitments and contingencies

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares; issued: December
31, 2003-149,895 shares; September 30, 2003-149,982 shares;
outstanding: December 31, 2003-146,793 shares; September 30, 2003-
146,368 shares	1,015,086	1,015,706
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(2,251)	(2,514)
Retained earnings	717,779	696,150
Accumulated other comprehensive loss	(17,533)	(60,791)
Cost of common shares in treasury: December 31, 2003-2,517 shares;
September 30, 2003-2,942 shares	(11,284)	(13,099)

Total Shareholders' Equity	1,701,797	1,635,452

Total Liabilities and Shareholders' Equity	$6,528,705	$6,639,507

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended December 31

(in thousands, except per share amounts)	2003	2002

Revenues
Net sales	$520,536	$547,175
Services	516,932	515,304
Finance income	99,011	94,898

	1,136,479	1,157,377

Costs and Expenses
Cost of goods sold	359,278	359,875
Services costs	311,197	310,218
Finance interest expense	34,938	39,020
Selling and administrative	376,468	383,794

	1,081,881	1,092,907

Operating income	54,598	64,470
Loss from early extinguishment of debt	73	98
Interest expense, net	10,085	12,211

Income before taxes on income	44,440	52,161
Taxes on income	16,776	19,691

Net income	$27,664	$32,470

Basic earnings per common share	$0.19	$0.23

Diluted earnings per common share	$0.18	$0.21

Cash dividends per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31

(in thousands)	2003	2002

Cash Flows from Operating Activities
Net income	$27,664	$32,470
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Depreciation	22,360	25,647
Amortization	3,159	2,033
Provision for losses on accounts receivable	6,615	3,191
Provision for deferred income taxes	12,489	17,518
Provision for lease default reserves	14,124	18,248
Pension expense	12,250	8,895
Loss from early extinguishment of debt	73	98
Changes in operating assets and liabilities
Increase in accounts receivable	(9,091)	(15,098)
(Increase) decrease in inventories	(23,132)	3,923
Increase in prepaid expenses and other current assets	(5,007)	(15,793)
Decrease in accounts payable, deferred revenues and accrued expenses	(180,487)	(128,896)
Decrease in accrued restructuring	(1,394)	(2,976)
Other	(1,326)	(3,961)

Net cash used in operating activities	(121,703)	(54,701)

Cash Flows from Investing Activities
Expenditures for property and equipment	(4,471)	(12,216)
Expenditures for equipment on operating leases	(12,297)	(15,077)
Proceeds from sale of property and equipment	808	4,939
Proceeds from sale of equipment on operating leases	2,883	3,152
Finance receivables - additions	(380,802)	(379,738)
Finance receivables - collections	382,148	355,987
Other	(2,557)	(4,090)

Net cash used in investing activities	(14,288)	(47,043)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	3,045	8,591
Short-term repayments, net	(2,505)	(5,694)
Long-term debt repayments	(4,795)	(11,535)
Finance subsidiaries' debt - issuances	196,049	227,020
Finance subsidiaries' debt - repayments	(210,175)	(238,350)
Dividends paid	(5,860)	(5,766)
Decrease in restricted cash	(17,895)	(10,269)
Proceeds from option exercises and sale of treasury shares	1,805	307
Purchase of treasury shares and other	(181)	(382)

Net cash used in financing activities	(40,512)	(36,078)

Effect of exchange rate changes on cash and cash equivalents	(806)	(1,531)

Net decrease in cash and cash equivalents	(177,309)	(139,353)
Cash and cash equivalents at beginning of year	360,030	271,816

Cash and cash equivalents at end of period	$182,721	$132,463

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1:     Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and subsidiaries (the “Company,” “we,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates and assumptions.

Accounting for Stock-based Compensation

      As permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” we continue to account for our stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

      If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended December 31

	2003	2002

Net income, as reported	$27,664	$32,470
Pro forma effect of expensing stock based
compensation plans using fair value method	(1,644)	(1,477)

Net income, adjusted	$26,020	$30,993

Basic earnings per common share:
As reported	$0.19	$0.23
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)

Basic earnings per common share, as adjusted	$0.18	$0.22

Diluted earnings per common share
As reported	$0.18	$0.21
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)

Diluted earnings per common share, as adjusted	$0.17	$0.20

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures is effective for fiscal periods beginning after December 15, 2003. Interim period disclosures will be required to be made by the Company in the second quarter of 2004. The Company is currently evaluating the impact of the adoption of the Amended Disclosures, but does not expect a material impact from the adoption of the Amended Disclosures on our consolidated financial statements.

      In May 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. There was no material impact on our consolidated financial statements from the adoption of the Deferred Provisions on January 1, 2004.

      In December 2003, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 immediately upon its issuance. There was no material impact from the adoption of SAB 104 on our consolidated financial statements.

Note 2:      Goodwill

      The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Total

Goodwill at December 31, 2003	$ 876,394	$ 79,938	$ 326,994	$ 1,283,326

Goodwill at September 30, 2003	$ 864,035	$ 79,938	$ 314,403	$ 1,258,376

      The IKON North America Copier Business and the IKON North America Outsourcing Business reporting units comprise the IKON North America operating segment.

      Changes in the goodwill balance since September 30, 2003 are attributable to foreign currency translation adjustments.

Note 3:      Notes Payable and Long-term Debt

      Notes payable and long-term debt consisted of:

	December 31, 2003	September 30, 2003

Outstanding debt, excluding finance subsidaries
Bond issues	$415,932	$415,906
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,884	13,640

	425,816	429,546
Less: Current maturities	68,919	10,526

	$356,897	$419,020
Outstanding debt of finance subsidaries
Convertible subordinated notes	$300,000	$300,000
Notes payable	382,714	384,714
Lease-backed notes	1,364,037	1,563,215
Asset securitization conduit financing	928,856	718,939
Notes payable to banks	31,497	41,847

	3,007,104	3,008,715
Less:
Debt reclassified as liabilities held for sale (note 9)	350,582
Current maturities	1,253,494	1,445,177

	$1,403,028	$1,563,538

Finance Subsidiary Debt

      During the three months ended December 31, 2003, our finance subsidiaries repaid $210,175 of debt and received $196,049 from the issuance of debt instruments.

      As of December 31, 2003, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $123,400, $22,130 and CN$64,563 available under their revolving asset securitization conduit financing agreements (the “Conduits”). During the three months ended December 31, 2003, the Company pledged or transferred $395,388 in financing lease receivables for $339,204 in cash in connection with these Conduits.

      During the three months ended December 31, 2003, the Company repurchased $2,000 of IOS Capital, LLC’s (“IOSC”) 9.75% lease-backed notes due 2004 (the “2004 Notes”) for $2,073. As a result of this repurchase, the Company recognized a loss of $73 which is included in loss from early extinguishment of debt in the consolidated statements of income for the three months ended December 31, 2003.

Credit Facility

      The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of December 31, 2003, the Company had $161,394 available under lines of credit, including $144,799 available under its $300,000 unsecured credit facility (the “Credit Facility”), and $27,621 utilized under standby letters of credit. At December 31, 2003, the Company had no borrowings under the Credit Facility which matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IKON; IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility is determined by the level of certain unsecured assets and open letters of credit of the Company and its subsidiaries. All commitments, except those under the Credit Facility, expire within one year.

      The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during 2003 as follows: (i) at December 31, 2003, 3.60 to 1.00; (ii) at March 31, 2004, 3.40 to 1.00 and (iii) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding finance income and interest expense associated with our financing operations). As of December 31, 2003, the Company did not meet the ratio requirement under this covenant and received a waiver from its lenders. The Company is in compliance with all other debt covenants as of December 31, 2003. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

      During 2003, Moody’s Investor Services (“Moody’s”) lowered the Company’s senior unsecured credit rating from Baa2 to Ba1 (maintaining our rating under review for further downgrade) and Standard and Poor’s (“S&P”) designated the Company’s BBB- rating with a negative outlook. Furthermore, in December 2003, S&P placed the Company’s rating on CreditWatch for possible downgrade as a result of the announced sale of certain assets and liabilities of IOSC (see note 9). Our access to certain credit markets is dependent upon our credit ratings. Although the Company is currently rated investment grade by S&P, any negative changes to our credit ratings, including any further downgrades, could reduce or foreclose our access to certain credit markets and may require that excess cash flows under IOSC’s securitization arrangements to be used to pay principal amounts outstanding under such arrangements. There is no assurance that these credit ratings can be maintained or that the credit markets can be readily accessed.

Note 4:      Comprehensive Income

      Total comprehensive income is as follows:

	Three Months Ended December 31

	2003	2002

Net income	$ 27,664	$ 32,470
Foreign currency translation adjustments	39,373	(209)
Gain on derivative financial instruments, net of tax expense of:
$2,186 and $2,250 for the three months ended
December 31, 2003 and 2002, respectively	3,885	3,375

Total comprehensive income	$ 70,922	$ 35,636

      The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $63,249, $(72,740) and $(8,042), respectively, at December 31, 2003 and $23,876, $(72,740) and $(11,927), respectively, at September 30, 2003.

Note 5:      Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31

	2003	2002

Numerator:
Numerator for basic earnings per common share -
Net income	$ 27,664	$ 32,470
Effect of dilutive securities: Interest expense
on convertible notes, net of tax	2,354	2,354

Numerator for diluted earnings per common share - net income plus assumed conversion	$ 30,018	$ 34,824

Denominator:
Denominator for basic earnings per common share
- weighted average common shares	146,503	144,164
Effect of dilutive securities:
Convertible notes	19,960	19,960
Employee stock awards	328	263
Employee stock options	2,376	2,498

Dilutive potential common shares	22,664	22,721

Denominator for diluted earnings per common share - adjusted weighted average	169,167	166,885

Basic earnings per common share	$ 0.19	$ 0.23

Diluted earnings per common share	$ 0.18	$ 0.21

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

      Options to purchase 8,091 shares of common stock at $9.05 per share to $46.59 per share were outstanding during the first quarter of fiscal 2004 and options to purchase 9,206 shares of common stock at $7.50 per share to $46.59 per share were outstanding during the first quarter of fiscal 2003, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 6:      Segment Reporting

      The table below presents segment information for the three months ended December 31, 2003 and 2002:

	IKON North America	IKON Europe	Corporate/ Operations	Total

Three Months Ended December 31, 2003
Net sales	$448,996	$71,540		$ 520,536
Services	467,060	49,872		516,932
Finance income	92,919	6,092		99,011
Finance interest expense	33,290	1,648		34,938
Operating income (loss)	140,384	5,091	$ (90,877)	54,598
Interest expense, net			$ (10,085)	(10,085)
Income before taxes on income				44,440

Three Months Ended December 31, 2002
Net sales	$480,629	$66,546		$ 547,175
Services	469,567	45,737		515,304
Finance income	89,321	5,577		94,898
Finance interest expense	37,212	1,808		39,020
Operating income (loss)	147,181	6,040	$ (88,751)	64,470
Interest expense, net			$ (12,221)	(12,221)
Income before taxes on income				52,161

      The Company reports information about its operating segments according to the “management approach.” The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Under SFAS 131, our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions, business imaging services and other office equipment and services, as well as customized workflow and imaging application development. These segments also include our captive finance subsidiaries in North America and Europe, respectively.

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. In addition, Corporate/Operations represent the balance sheets of certain locations that were previously reported in INA which have been combined with the Corporate balance sheet.

Note 7:      Contingencies

      The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company had accrued balances, included in other long-term liabilities in the Company’s consolidated balance sheets, of $7,781 and $7,913 as of December 31, 2003 and September 30, 2003, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

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

      During fiscal 2003 and 2004, the Company did not incur any expenses for environmental capital projects, but incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the three months ending December 31, 2003, and December 31, 2002, these expenses were $132 and $149, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.

      The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coalmines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of December 31, 2003 and September 30, 2003, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $15,146 and $15,515, respectively.

      The Company received notice of possible additional taxes due related to international matters. The Company believes they will not materially affect the consolidated financial statements of the Company.

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

Note 8:      Financial Instruments

      As of December 31, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2003, unrealized gains totaling $3,885, after taxes, were recorded in accumulated other comprehensive loss.

Note 9:      Assets and Liabilities Held for Sale

      The Company entered into a definitive asset purchase agreement (the “Agreement”) dated December 10, 2003, by and among IOSC and General Electric Capital Corporation (“GE”) pursuant to which, among other things, GE will acquire certain assets and liabilities of IOSC including, without limitation, the servicing functions, facilities, systems and processes. As a condition to the consummation of the transactions contemplated by the Agreement, IKON and GE will enter into a program agreement (the “Program Agreement”) under which, among other things, GE will become the preferred lease-financing source for IKON’s customers in the United States and Canada. During the initial five-year term of the Program Agreement, the Company will receive an origination fee on all new leases underwritten by GE and a monthly volume fee for providing certain additional services. Except with respect to the monthly volume fee, the term of the Program Agreement may be renewed for a subsequent three or five-year period.

      Under the terms of the Agreement, and subject to closing adjustments, IKON will receive approximately $1.7 billion of gross proceeds. The Company will retain approximately $1.2 billion of IOSC’s net lease receivables and the corresponding residuals, of which approximately $1.0 billion are supported by lease-backed notes issued in our two most recent asset-backed notes offerings. The Company will retain the Canadian leasing portfolio and assume IOSC’s $350 million 7.25% notes due 2008, $300 million 5% convertible notes due 2007, and the remaining 9.75% notes due 2004. The retained portfolio will be serviced by GE, and most of the retained portfolio is expected to run-off over the next twenty-four months.

      At December 31, 2003, all criteria for classification as assets held for sale as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) had been met. In accordance with SFAS 144, an estimate of assets and liabilities of IOSC to be sold to GE have been reclassified from various line items within the balance sheet and aggregated into “Assets Held for Sale” and “Liabilities Held for Sale” pursuant to the terms of the Agreement with GE. The following represents the major classes of assets and liabilities held for sale at December 31, 2003. Lease defaults related to leases retained by IKON, but serviced by GE will be the responsibility of GE (up to a predetermined limit). Accordingly, all of IOSC's lease default reserves will be assumed by GE. These amounts have and will continue to change from those amounts included in the press release announcing the Agreement and Form 10-K due to normal account activity from September 30, 2003 to the closing date of the transaction and the results of final negotiations.

Carrying Amount

Assets
Cash and cash equivalents	$5,238
Restricted Cash	64,749
Accounts receivable, net	38,377
Current finance receivables, less allowances of $26,257	654,307
Prepaid expenses and other current assets	498
Long-term finance receivables, less allowances of $48,763	1,215,139
Equipment of operating leases, net of accumulated depreciation of $52,704	85,196
Property and equipment, net of accumulated depreciation of $9,924	388

Assets held for sale	$2,063,892

Liabilities
Current portion of long-term debt of finance subsidaries	$270,397
Trade accounts payable	1,882
Other accrued expenses	11,244
Long-term debt of finance subsidiaries	80,185

Liabilities held for sale	$363,708

      The Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing of the transaction is subject to the execution of the definitive Program Agreement, other agreements and customary conditions, including receipt of certain third party consents. This description of the transaction, including the Agreement and the Program Agreement, is qualified in its entirety by reference to the full text of the Agreement included with IKON’s current report on Form 8-K as filed with the U.S. Securities and Exchange Commission on December 15, 2003. The transaction is expected to close in the second quarter of fiscal 2004.

Item 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All dollar and share amounts are in thousands, except per share data.

      Our preparation of this quarterly report on Form 10-Q and other financial statements filed with the Securities and Exchange Commission (“SEC”) requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

      References herein to “we”, “us” or “our” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

Executive Summary

      IKON Office Solutions, Inc. (“IKON” or the “Company”) integrates imaging systems and services that help businesses manage document workflow and increase efficiency. We are the world’s largest independent distribution channel for copier and printer technologies, offering best-in-class systems from leading manufacturers such as Canon, Ricoh, HP and Océ and service support through our team of 7,000 service professionals worldwide. We also represent the industry’s broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. We also provide lease-financing services to our customers through our wholly-owned finance subsidiaries, including IOS Capital, LLC (“IOSC”).

      We have locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands.

      Success factors critical to our business include building solid growth initiatives to expand our market reach, developing a highly responsive and cost efficient infrastructure, and achieving greater financial flexibility to ensure we can return value to our shareholders and respond more aggressively to new market opportunities.

      In order to build solid growth initiatives and expand our market reach, our long-term strategy involves enhancing our supplier relationships, expanding our sales channels, and improving our overall business mix. Recognizing our role as a major sales and service channel to our suppliers, we are enhancing those relationships to target new customer and geographic opportunities, launch new products, develop IKON exclusive offerings, and ensure that our joint execution in the field is effective. The national account program and the metro market initiatives are two of the Company’s most important channel expansion strategies. The national account program targets multi-million dollar long-term contracts with Fortune 1000 and large regional companies. Our revenues from the national account program grew by over 40% compared to 2003 and comprised approximately 5% of the Company’s revenue mix compared to 3% in 2003. The metro market initiative is designed to expand the Company’s presence in major cities where we had not aggressively marketed in the past. This initiative outpaced overall equipment growth by over two percentage points in the first quarter of 2004. In improving our overall business mix, we are focusing on higher growth technologies like color and high-end black & white production — two important drivers to fuel aftermarket supplies and service revenues.  In color, we experienced a 45% increase from the same period in the prior year as higher quality and more affordably priced products introduced by both Canon and Ricoh throughout Fiscal 2003 continue to drive the acceptance of color into the workplace. In expanding our mix, we recently introduced the IKON 8050 color production device that we co-branded with Konica-Minolta. In Services, we are focusing on faster growing markets such as outsourcing, particularly facilities management, and professional services. Our increased focus on professional services, comprised of our technology experts who blend workflow expertise with hardware and software solutions to improve overall document efficiency, led to increased connectivity rates (the percentage of new equipment sold that is connected to a network) of over 50% for the three months ended December 31, 2003.

      To develop a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through a streamlined infrastructure, far-reaching information technology system, process improvements, and effective asset management. In our effort to streamline our infrastructure, we continue to implement our e-IKON initiative, a process and systems redesign that integrates more than forty of the forty-five Oracle E-business modules in the United States. Two of our three major customer care centers and 25% of our marketplaces in the United States are currently operating under e-IKON. Current e-IKON activity is focused on optimizing supply chain and customer care support – two areas of the Company with the most identified opportunity in terms of productivity and potential costs savings. As a result, e-IKON resources are currently being re-allocated from marketplace level development to operations, to accelerate productivity in supply chain and customer care support and to ensure the operational implications of the sale of IOSC are readily addressed. Accordingly, our implementation of e-IKON in the remaining marketplaces and customer care center will not occur until after 2004. We continue to place our resources into this project as it represents an area of substantial productivity and cost savings opportunities. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. We have contributed additional resources to our Six Sigma initiative and currently have sixty-five trained “black-belts” working on seventy projects of which each have qualified for a minimum payback of $250,000 over various time periods.

      Closely linked with the success factors described above is our continued drive to achieve greater financial flexibility. In December 2003, we announced an agreement with GE Vendor Financial Services (“GE”), which will effectively transition IKON out of the captive leasing business in the United States and Canada. This transaction, expected to close in the second quarter of Fiscal 2004, unleashes the value of our captive leasing organization while substantially transforming our balance sheet and future capital requirements. This is just one step in our initiative to achieving greater financial flexibility as we also continue to focus on lessening our restrictive covenants under our existing Credit Facility regarding share repurchases, acquisitions, and other measures, that currently limit our options regarding use of cash and our ability to respond to new market opportunities.

      For the first quarter of 2004, we had earnings per diluted share of $0.18 and revenues of $1.14 billion, representing a decline of 1.8% in revenues from the same period a year ago. Sales of total copier/printer equipment, which is reported in Net Sales, were flat for the quarter compared to the prior year, as softness in lower-segment black & white was offset by exceptional growth in color equipment as further discussed below. Year-to-year declines in total revenues were attributable to technology hardware, supplies and equipment service declines, which performed as expected for the first quarter. Refer to “Results of Operations” for further discussion of our quarterly financial statements.

Results of Operations

      This discussion reviews the results of operations of the Company as reported in the consolidated statements of income. Unless otherwise noted, references to 2004 and 2003 refer to the three months ended December 31, 2003 and 2002 respectively.

Three Months Ended December 31, 2003
Compared to the Three Months Ended December 31, 2002

Revenues

	2004	2003	Change

Net Sales	$ 520,500	$ 547,200	(4.9) %
Services	517,000	515,300	0.3
Finance income	99,000	94,900	4.3

	$ 1,136,500	$ 1,157,400	(1.8) %

      The decrease in revenues of 1.8% compared to 2003, which includes a currency benefit of 1.9% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in net sales, offset by increases in services and finance income.

      Net sales includes revenues from the sale of copier/printer multi-function equipment, supplies, and technology hardware. The decrease in net sales includes a currency benefit of 2.4%. A significant portion of this decline is attributed to lower technology hardware sales as a result of several large customer relationships that were not renewed for 2004. Supplies sales declined 11.5% compared to 2003 due to lower demand for fax and lower-end copier supplies. Sales of copier/printer equipment, which comprise over 75% of the Company’s net sales mix, were flat compared to 2003; however, revenues generated from the sale of color devices increased by 45% compared to 2003 due to higher demand for these products, particularly higher-end color production equipment as new products were introduced at more affordable prices. As a percentage of copier/printer revenue, color devices increased from approximately 13% in 2003 to approximately 19% in 2004. Offsetting the increase in revenue from the sale of color devices were decreases from the sale of black and white office equipment (segment 1 – 4 devices with page outputs less than 70 pages per minute) and black and white production equipment (segment 5 and 6 devices with page outputs greater than 70 pages per minute) of 13% and 5%, respectively, compared to 2003. These decreases were due to lower demand and lower average selling prices of these products compared to the prior year due in part to the shift of sales to color devices. However, the Company experienced growth in revenue and placements of high-end segment 6 devices, due in part to an 11% increase in Canon imageRunner 110 and 150 placements. Black and white production and color devices, a high growth area for the Company, represented 40% of our equipment revenues in 2004 compared to 34% in 2003.

      Services consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, professional services and other services, and rentals. Services increased by 0.3%, which includes a currency benefit of 1.6%. Excluding this currency benefit, overall services decreased by approximately 1.3% compared to 2003. Outsourcing and other services increased by 5.8% compared to 2003. The Company earned no profit related to the completion of a multi-year commercial imaging contract, which accounted for 4.6% of the outsourcing and other services revenue increase and negatively impacted the services gross margin percentage by eighty basis points. Equipment service, which is significantly impacted by the level and mix of copy volumes, decreased by 3.8% compared to the first quarter of 2003 (which experienced unusually strong equipment service revenues). The price and mix of copy volumes drove this decrease as total copy volume grew by approximately 4% compared to 2003. The Company expects the continued growth in copy volumes to translate to equipment service revenue growth in the second half of fiscal 2004.

      Finance income is generated by IKON’s wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the United States, accounted for approximately 89% of the Company’s finance income during 2004 compared to approximately 92% during 2003. Approximately 83% of IKON’s copier and equipment revenues in the United States were financed by IOSC during 2004, compared to approximately 78% during 2003. The increase in finance income is primarily due to growth in the gross lease portfolio of 4.0% compared to 2003 and a currency benefit of 1.2%.

Gross Margin

	2004	2003

Gross margin, net sales	31.0%	34.2%
Gross margin, sales	39.8	39.8
Gross margin, finance income	64.7	58.9
Gross margin, total	37.9	38.7

      Total gross margin decreased from 38.7% in 2003 to 37.9% in 2004. Approximately 50% of the decrease in gross margin on net sales was due to less favorable product and customer mix and a more competitive environment for copier/printer equipment that resulted in additional pricing pressures compared to 2003. Changes in customer and product mix negatively impacted gross margin, as new technology was introduced at more affordable prices. Color was the largest driver of this change, as average selling price decreased by over 30% compared to the first quarter of 2003. While color pricing has declined with new technology introductions, this led to a stronger acceptance of color in the marketplace, resulting in increased unit placements and a 45% increase in color equipment revenues compared to the first quarter of 2003. Compared to the fourth quarter of fiscal 2003, the gross margin on net sales increased, indicating strengthening average equipment selling price and improved product mix. The remaining decrease in gross margin was primarily attributable to slightly lower sales of high-margin used equipment and lower vendor rebates and credits, partially offset by lower inventory write-offs in 2004 compared to 2003 as a result of continued benefits realized from the centralization of our supply chain function.

      The gross margin on finance income increased compared to 2003 due to the effect of lower average borrowing rates. The average financing rate on our lease receivables was approximately 10.9% and 10.8% for 2004 and 2003, respectively. Additionally, our finance subsidiaries’ average cost of debt was approximately 4.7% and 5.6% for 2004 and 2003, respectively.

Other

	2004	2003	Change

Selling and administrative expenses	$ 376,500	$ 383,800	(1.9) %
S&A as a % of revenue	33.1%	33.2%
Operating income	54,600	64,500	(15.3)
Loss from early extinguishment of debt	100	100	0.0
Interest expense, net	10,100	12,200	(17.2)
Taxes on income	16,800	19,700	(14.7)
Net income	27,700	32,500	(14.8)
Diluted earnings per common share	0.18	0.21	(14.3)

      Selling and administrative expense decreased by $7,300, or 1.9%, during 2004 compared to 2003, and decreased slightly as a percentage of revenue. A portion of this decrease is attributable to the decline in selling expense as a result of the decrease in revenues compared to 2003. Compensation expenses decreased $8,400 due primarily to headcount reductions compared to 2003 as the Company continues its efforts to consolidate and centralize certain administrative functions. The decrease in headcount is partially offset by additional pension expense of $3,400 and incremental increases in other benefit related costs. Additionally, information technology related expenses, including expenses incurred related to the Company’s e-IKON implementation, decreased by $1,500. These decreases were offset by an increase in bad debt expense of approximately $3,400 due to aging of the Company’s accounts receivable as a result, in part, of the Company’s implementation of e-IKON. Provision for lease defaults decreased by $4,100 compared to 2003 due to strengthening of the lease portfolio compared to 2003.

      Our operating income decreased by 15.3% compared to the three months ended December 31, 2002, as a result of the factors discussed above.

      The decrease in interest expense was due to 29.8% lower average outstanding non-finance subsidiary debt in 2004 compared to 2003. This decrease is partially offset by higher average interest rates during the first quarter of 2004 due to the impact of the early extinguishment of lower interest bearing debt during fiscal 2003.

      The effective income tax rate was 37.75% during 2004 and 2003.

      Diluted earnings per common share were $0.18 for the three months ended December 31, 2003 compared to $0.21 for the three months ended December 31, 2002.

Review of Business Segments

IKON North America

	2004	2003	Change

Net Sales	$ 449,000	$ 480,600	(6.6)%
Services	467,100	469,600	(0.5)
Finance income	92,900	89,300	4.0
Finance interest expense	33,300	37,200	(10.5)
Operating income	140,400	147,200	(4.6)

      Approximately 90% of the Company’s revenues are generated by IKON North America (“INA”). As a result, many of the items discussed above regarding the Company are applicable to INA.

      Approximately 45% of the net sales decrease was due to a decline in supplies sales of $14,200, due to lower demand for fax and lower-end copier supplies. Sales of copier/printer equipment contributed to 33% of the net sales decline, due to lower average selling prices and less favorable product mix. Technology hardware decreased significantly, as a result of several large customer relationships that were not renewed for 2004. Services decreased by approximately $2,500, due to declines in equipment services of 7.4% compared to 2003. This decrease was partially offset by an increase in outsourcing and other services of 5.4% compared to 2003, benefiting from a one-time commercial imaging contract, which accounted for a significant portion of this growth. Finance income increased due to growth in the lease portfolio compared to 2003, while finance interest expense decreased due to lower average borrowing rates compared to 2003. Operating income decreased due to lower revenues and lower profit margins on revenues compared to 2003.

IKON Europe

	2004	2003	Change

Net Sales	$ 71,500	$ 66,600	7.4%
Services	49,900	45,700	9.2
Finance income	6,100	5,600	8.9
Finance interest expense	1,600	1,800	(11.1)
Operating income	5,100	6,000	(15.0)

      Net sales increased as a result of currency benefits of approximately $7,900. Sales of copier/printer equipment remained relatively flat compared to 2003. Services increased as a result of currency benefits of approximately $5,100. Finance income increased primarily as a result of strengthened foreign currencies. Operating income decreased during 2004 due to an increase in cost of goods sold of approximately $7,100 and an increase in services costs of approximately $3,100 compared to 2003. The gross profit margin on net sales decreased from 35.2% to 29.8% from 2003 to 2004, due to lower average selling prices and less favorable product mix.

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. In addition, Corporate/Operations represents the balance sheets of certain locations that were previously reported in INA which have been combined with the Corporate balance sheet. Operating costs in Corporate/Operations were $90,877 and $88,751 in 2004 and 2003, respectively.

Financial Condition and Liquidity

Cash Flows and Liquidity

2004

Cash used in operating activities	$(121,700)
Cash used in investing activities	(14,300)
Cash used in financing activities	(40,500)
Effect of exchange rates	(800)

Decrease in cash	(177,300)
Cash and cash equivalents at beginning of year	360,000

Cash and cash equivalents at end of period	$182,700

Operating Cash Flows

      The Company used $121,700 of cash for operating activities during the three months ended December 31, 2003. The most significant use of operating cash was for the payment of trade accounts payable primarily due to higher inventory purchases compared to the fourth quarter of 2003 and the timing of terms with some of our vendors at December 31, 2003. During the quarter, the Company made a semi-annual interest payment and made payments for 2003 performance compensation. In addition, the Company had lower accruals for salaries at December 31, 2003 due to the timing of payroll payments to employees compared to September 30, 2003. The reduction in accounts payable and accrued expenses resulted in a use of cash of $180,500. During the first quarter of 2004, the Company used $23,100 of cash to replenish inventories that were at historically low levels at September 30, 2003, due to improved inventory management as a result of the Company’s centralization initiatives and the fourth quarter sales initiative. In addition, the Company used $9,100 of cash as a result of an increase in accounts receivable compared to September 30, 2003. This increase was due primarily to the reduction of days sales outstanding and higher than normal cash collection efforts during the fourth quarter of 2003. These uses of cash were partially offset by net income of $27,700 and non-cash operating expenses of $71,100 including depreciation, amortization, provision for losses on accounts receivable and lease receivables, deferred income taxes, pension expense and loss from early extinguishment of debt.

Investing Cash Flows

      During the first quarter of 2004, the Company used $14,300 of cash for investing activities, which included capital expenditures for property and equipment of $4,500 and capital expenditures for equipment on operating leases of $12,300. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with customers. Proceeds from the sale of property and equipment during the first quarter of 2004 were $3,700.

      Cash provided from investing activities includes net cash provided by finance subsidiaries of $1,300 due to collections exceeding additions of lease receivables.

Financing Cash Flows

      During the first quarter of 2004, the Company used $40,500 of cash for financing activities. During 2004, the Company received proceeds of $3,000 and made repayments of $7,300 related to non-finance subsidiary debt. As of December 31, 2003, finance subsidiaries’ debt decreased by $1,600 compared to September 30, 2003. During the three months ended December 31, 2003, the Company’s finance subsidiaries repaid $210,200 of debt and received $196,000 from the issuance of debt instruments. Repayments of finance subsidiary debt include the early extinguishment of $2,000 par value of IOSC’s 2004 Notes for $2,100. As a result of this repurchase, the Company recognized a loss of $100, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the three months ended December 31, 2003.

      The Company paid $5,900 of dividends to shareholders, or $0.04 per common share.

      Cash flows from financing activities includes a $17,900 change in restricted cash which primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash also includes $32,700 deposited with an escrow agent during 2003 to defease IOSC’s 2004 Notes.

Capital Structure

	December 31, 2003	September 30, 2003

Outstanding debt, excluding finance subsidaries
Bond issues	$415,900	$415,900
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,900	13,700

	425,800	429,600
Less: Current maturities	68,900	10,600

	$356,900	$419,000
Outstanding debt of finance subsidaries
Convertible subordinated notes	$300,000	$300,000
Notes payable	382,700	384,700
Lease-backed notes	1,364,000	1,563,200
Asset securitization conduit financing	928,900	718,900
Notes payable to banks	31,500	41,900

	3,007,100	3,008,700
Less:
Debt reclassified as liabilities held for sale (note 9)	350,600
Current maturities	1,253,500	1,445,200

	$1,403,000	$1,563,500

      Including finance subsidiaries’ debt, our debt to capital ratio was 66.9% at December 31, 2003 compared to 67.8% at September 30, 2003. Excluding finance subsidiaries’ debt, our debt to capital ratio was 20.0% at December 31, 2003 compared to 20.8% at September 30, 2003 (finance subsidiaries’ debt is excluded from the calculation because finance subsidiaries’ lease receivables represent the primary source of repayment of finance subsidiaries’ debt). This decrease is primarily due to the early extinguishment of both finance and non-finance subsidiary debt during 2004 and 2003.

      As of December 31, 2003, IOSC, IKON Capital, PLC and IKON Capital, Inc. had approximately $123,400, $22,100 and CN$64,600 available under their Conduits.

      The Company has certain commitments available to it in the form of lines of credit and standby letters of credit. As of December 31, 2003, the Company had $161,400 available under lines of credit, including $144,800 available under its $300,000 unsecured credit facility (the “Credit Facility”), and $27,600 utilized under standby letters of credit. At December 31, 2003, the Company had no borrowings under the Credit Facility which matures on May 24, 2005. Revolving loans are available, with certain sub-limits, to IKON; IOSC; IKON Capital, PLC, IKON’s leasing subsidiary in the United Kingdom; and IKON Capital, Inc., IKON’s leasing subsidiary in Canada. The Credit Facility also provides support for letters of credit for the Company and its subsidiaries. The amount available under the Credit Facility is determined by the level of certain unsecured assets and open letters of credit of the Company and its subsidiaries. All commitments, except those under the Credit Facility, expire within one year.

      The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the three months ended December 31, 2003, unrealized gains totaling $3,900 after taxes, were recorded in accumulated other comprehensive loss. As of December 31, 2003, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

      The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The Credit Facility does not affect our ability to continue to securitize lease receivables. Cash dividends may be paid on common stock subject to certain limitations. The Credit Facility also contains certain financial covenants including (i) corporate leverage ratio; (ii) consolidated interest expense ratio; (iii) consolidated asset test ratios; and (iv) limitations on capital expenditures. The Credit Facility contains default provisions customary for facilities of this type. In order to provide certain additional financial flexibility under the corporate leverage ratio, the covenant was modified during 2003 as follows: (i) at December 31, 2003, 3.60 to 1.00; (ii) at March 31, 2004, 3.40 to 1.00 and (iii) at June 30, 2004 and as of the last day of each quarterly period thereafter, 3.00 to 1.00. This covenant measures a ratio of the Company’s corporate non-finance subsidiary debt to business earnings (excluding finance income and interest expense associated with our financing operations). As of December 31, 2003, the Company did not meet the ratio requirement under this covenant and received a waiver from its lenders. The Company is in compliance with all other debt covenants as of December 31, 2003. Based on the Company’s communicated expectations regarding its second quarter 2004 financial results and forecasted non-finance subsidiary debt at March 31, 2004, the Company believes it will not be in compliance with the corporate leverage ratio covenant at March 31, 2004. Although the Company is currently renegotiating the Credit Facility, there is no assurance that the Company will be successful in receiving a waiver or an amendment to the covenant. Failure to be in compliance with any material provision of the Credit Facility, including, without limitation, the financial covenants described above, could have a material adverse effect on our liquidity, financial position and results of operations.

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

Outlook

      The following summarizes IKON’s significant contractual obligations and commitments as of December 31, 2003:

	Payments due by

Contractual Obligations	Total	December 31, 2004	December 31, 2006	December 31, 2008	Thereafter

Long-Term Debt, excluding Finance Subsidiaries	$ 424,200	$ 67,300	$ 1,900	$ 200	$ 354,800
Long-Term Debt of Finance Subsidiaries	3,007,100	1,523,900	818,400	664,800
Notes Payable	1,600	1,600
Purchase Commitments	1,500	1,500
Operating Leases	440,800	127,800	158,000	79,300	75,700
Other Long-term Liabilities	284,100	17,200	129,100	19,200	118,600

Total	$ 4,159,300	$ 1,739,300	$ 1,107,400	$ 763,500	$ 549,100

      Other Long-term Liabilities exclude $9,400 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contibutions to the Company's defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in Thereafter ($97,700) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

      Payments on long-term debt of finance subsidiaries generally are made from collections on our finance receivables. At December 31, 2003, long-term debt of finance subsidiaries was $3,007,100 and finance receivables, net of allowances, were $3,585,300.

      Purchase commitments represent future cash payments related to our implementation of the Oracle e-business suite. Contractual obligations for software of $1,500 is included in fixed assets and accrued liabilities as of December 31, 2003.

      Excluding any impact resulting from the sale of IOSC, the Company expects cash from operations for 2004 to be $325 to $350 million and capital expenditures, net of proceeds to be approximately $90 million.

      At December 31, 2003, the Company had $52,900 available for common stock repurchases under its 2001 share repurchase Board authorization. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time the Company may repurchase available outstanding indebtedness in open market and private transactions.

      On December 11, 2003, the Company announced its intent to amend or replace its Credit Facility in connection with the sale of IOSC’s operations to GE. There can be no assurance that the Company will successfully renegotiate the Credit Facility or, in the event the Credit Facility is terminated, that the Company will be able to replace the Credit Facility on an unsecured basis or on similar or improved terms and conditions. In connection with the Agreement, the Company will retain approximately $1.2 billion of IOSC’s net lease receivables and corresponding residuals, of which approximately $1.0 billion are supported by lease-backed notes. In addition, the Company will retain the Canadian leasing portfolio and assume IOSC’s $350 million 7.25% notes due 2008, $300 million 5% convertible notes due 2007, and the remaining $32,700 of 9.75% notes due 2004. Cash received from the sale of IOSC may be used by the Company to repurchase debt, repurchase outstanding shares, increase dividends or invest in our growth initiatives.

      The Company believes that its operating cash flow together with unused bank credit facilities and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2004, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures is effective for fiscal periods beginning after December 15, 2003. Interim period disclosures will be required to be made by the Company in the second quarter of 2004. The Company is currently evaluating the impact of the adoption of the Amended Disclosures, but does not expect a material impact from the adoption of the Amended Disclosures on our consolidated financial statements.

      In May 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. There was no material impact on our consolidated financial statements from the adoption of the Deferred Provisions on January 1, 2004.

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 immediately upon its issuance. There was no material impact from the adoption of SAB 104 on our consolidated financial statements.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk.      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Finance subsidiaries’ long-term debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission.

      Foreign Exchange Risk.      The Company has various non-U.S. operating locations which expose it to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. Additional disclosures regarding foreign exchange risk are set forth in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission.

Item 4:      Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective and are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

PART II.    OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON Office Solutions, Inc., IOS Capital, LLC and General Electric Capital Corporation, as filed as Exhibit 2.1 to IKON's for 8-K dated December 15, 2003, is incorporated herein by reference.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

	99.1	Waiver, dated as of December 31, 2003, to the Credit Agreement dated May 24, 2002, among IKON and various institutional lenders, with JP Morgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JP Morgan Chase Bank, as Administrative Agent.

b)	Reports on Form 8-K

On October 27, 2003, the Company filed a current report on Form 8-K to file, under Items 7 and 12 of the Form, information contained in its press release dated October 27, 2003 regarding its results for the fourth quarter of fiscal 2003.

On December 12, 2003, the Company filed a current report on Form 8-K to file, under Items 5 and 9 of the Form, information contained in its press release dated December 11, 2003 regarding its announced transaction with General Electric Capital Corporation.

On December 15, 2003, the Company filed a current report on Form 8-K to file, under Items 5 and 7 of the Form, information contained in the Purchase Agreement between General Electric Capital Corporation.

On December 20, 2003, the Company filed a current report on Form 8-K to file, under Items 5 and 7 of the Form, information contained in the press release dated December 29, 2003 regarding the election of a new board member, William Meddaugh.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: February 17, 2004	/s/ William S. Urkiel William S. Urkiel Senior Vice President and Chief Financial Officer