Form 10-Q
period 2004-03-31
IKON OFFICE SOLUTIONS INC
filed 2004-05-14
CIK 3370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           March 31, 2004 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period
           from          to           .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization) P.O. Box 834, Valley Forge, Pennsylvania (Address of principal executive offices)	23-0334400 (I.R.S. Employer Identification No.) 19482 (Zip Code)

Registrant’s telephone number, including area code:    (610) 296-8000

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2004:

Common Stock, no par value                                                                                                                            148,025,002 shares

IKON Office Solutions, Inc.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Financial Statements

     Consolidated Balance Sheets - March 31, 2004 (unaudited) and September 30, 2003

     Consolidated Statements of Income - Three and six months ended March 31, 2004 and 2003 (unaudited)

     Consolidated Statements of Cash Flows - Six months ended March 31, 2004 and 2003 (unaudited)

     Notes to Condensed Consolidated Financial Statements (unaudited)

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

PART II.   OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

FORWARD-LOOKING INFORMATION

                 IKON Office Solutions, Inc. (“we”, “us”, “our”, “IKON”, or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain other matters discussed in greater detail herein): the expected impact of the transaction with General Electric Capital Corporation (“GE”) involving the sale of certain assets and liabilities of IOS Capital, LLC (“IOSC”) and the execution of the related Program Agreement; the expected consummation and impact of the sale of certain assets of the leasing operations (the "Canadian Leasing Business") of IKON Office Solutions, Inc., a Canadian subsidiary of the Company ("IKON Canada"), to Heller Financial Canada, an affiliate of GE ("Heller"); the expected proceeds from these transactions; the use of proceeds from these transactions; plans to enter into a revolving credit facility; core business growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; developing and expanding strategic alliances and partnerships; the impact of e-commerce and e-procurement initiatives; the implementation of e-IKON; anticipated growth rates in the digital monochrome and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company’s business segments and the anticipated benefits of operational synergies related thereto; and the Company’s ability to finance its current operations and its growth initiatives. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise.

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

                In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. These uncertainties and risks include, but are not limited to, the following (some of which are explained in greater detail herein): risks and uncertainties relating to IKON’s ability to successfully integrate its equipment distribution business with a third-party vendor finance program, which involves the integration and transition of complex systems and processes; conducting operations in a competitive environment and a changing industry (which includes technical services and products that are relatively new to the industry and to the Company); delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations, including e-IKON; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company’s ability to access capital and meet its debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

                 Competition.     IKON operates in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer service and support. A number of companies worldwide with significant financial resources or customer relationships compete with IKON to provide similar products and services, such as Xerox, Pitney Bowes and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for IKON. Some of our competitors, such as Canon, Ricoh and HP, are also suppliers to IKON of the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that IKON is able to charge in the future for its products and services to be less than it has historically charged. Our future success is based in large part upon our ability to successfully compete in the markets that we currently serve and to expand into additional product and services offerings. These risks could lead to a loss of market share for IKON, resulting in a negative impact on our results of operations.

                 Pricing.     Our ability to succeed is dependent upon our ability to obtain adequate pricing for the equipment, parts, supplies and services we offer. Depending on competitive market factors, future prices we can obtain for the equipment, parts, supplies and services we offer may vary from historical levels.

                 Vendor Relationships.     IKON’s access to equipment, parts, supplies and services depends upon its relationships with, and its ability to purchase these items on competitive terms from, its principal vendors, Canon, Ricoh, Konica-Minolta, HP, and Océ. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON’s ability to sell and lease equipment as well as its ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with IKON, or if one of these vendors ceased operations, IKON would be forced to expand its relationship with other vendors, seek out new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability.

                 Sale of U.S. Leasing Operations.      In December 2003, IKON entered into a definitive asset purchase agreement (the "U.S. Agreement") with GE to sell certain assets and liabilities of IKON, solely in its capacity as successor to IOSC, including, without limitation, servicing functions, facilities, systems and processes. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date IKON and GE executed a Program Agreement (the "Program Agreement", and, together with the U.S. Agreement, the "Transaction") to provide for the funding of IKON's lease originations in the United States. In the event that we are unable to successfully integrate our equipment distribution business with a third party vendor finance program, which involves the integration and transition of complex systems and processes, our liquidity, financial position and results of operations may be adversely affected. In addition, a significant portion of our profits were derived from IOSC's leasing operations. We are entitled to receive certain origination fees under the Program Agreement in respect of future leases funded by GE, and we currently intend to use the proceeds from the Transaction to, among other things, enhance our core business of document management solutions, reduce our debt and purchase shares of our common stock. However, the ability to attain accretion as a result of the Transaction will depend upon our ability to successfully implement these strategies and the price, timing and quantity of debt reductions and share repurchase activity, as well as other factors that are beyond our control. Our failure to successfully implement these strategies, or the failure of these strategies to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations. The Transaction was consummated on March 31, 2004 and, therefore, the financial statements included in this report, and all previously reported financial statements, are not indicative of our future financial performance. In connection with the Transaction, GE agreed to act as servicer for the portion of the U.S. lease asset portfolio retained by IKON and to provide periodic reporting and audit rights with respect to both the serviced and originated portfolios.

                 Sale of Canadian Leasing Business. On March 31, 2004, IKON Canada executed an Asset Purchase Agreement (the “Canadian Agreement”) with Heller pursuant to which, among other things, Heller will acquire the Company's Canadian Leasing Business and become IKON's preferred lease financing source in Canada. The sale of the Canadian Leasing Business is subject to regulatory approvals and other customary conditions. The consummation of the Canadian Agreement is also subject to the execution of a Canadian Program Agreement, which IKON expects will contain terms and conditions similar to those set forth in the U.S. Program Agreement. We cannot assure you that the transactions contemplated by the Canadian Agreement will occur.

                 Liquidity.      As of March 31, 2004, the Company terminated its $300,000,000 unsecured credit facility. Although the Company is currently negotiating a new credit facility, there can be no assurance as to the amount of any new credit facility or whether the new credit facility will be on an unsecured basis and otherwise on similar or improved terms and conditions relative to the prior credit facility. Furthermore, there can be no assurance that a new credit facility will actually be obtained.

                 As of March 31, 2004, the credit ratings on the Company's senior unsecured debt were designated Ba1 with negative outlook by Moody's Investor Services and BB with stable outlook by Standard and Poor's. On April 27, 2004, Moody's Investor Services lowered the Company's senior unsecured debt rating to Ba2 with a stable outlook. Our access to certain credit markets is dependent upon our credit ratings. Our current credit ratings, and any further downgrades, could reduce or foreclose our access to certain credit markets. There is no assurance that these credit ratings can be maintained or improved or that the credit markets can be readily accessed.

                 Operational Efficiencies.      IKON’s ability to improve its profit margins is largely dependent on the success of its initiatives to streamline its infrastructure and drive operational efficiencies across IKON. Such initiatives, which include e-IKON and Six Sigma, focus on strategic priorities such as process improvement, organizational development and asset management. e-IKON is a comprehensive, multi-year initiative to centralize operational support functions and re-design enterprise-wide processes under the Oracle E-Business Suite. As a result of resources being reallocated from marketplace level development to operations to accelerate productivity in supply chain and customer care support and to ensure that operational implications of the Transaction are fully addressed, the implementation of e-IKON in the remaining marketplaces and customer care centers will not occur until after 2004. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process - starting from the customer’s vantage point - so that defects in the process are effectively eliminated. IKON’s ability to improve its profit margins through the implementation of these initiatives is dependent upon certain factors that IKON cannot entirely control, including the implementation and transition costs and expenses associated with the initiatives. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

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

PART 1.    FINANCIAL INFORMATION

Item 1:    Financial Statements

IKON Office Solutions, Inc.
Consolidated Balance Sheets

(in thousands)	March 31, 2004 (unaudited)	September 30, 2003

Assets
Cash and cash equivalents	$853,314	$360,030
Restricted cash	122,674	165,264
Accounts receivable, less allowances of: March 31, 2004 - $20,756;
September 30, 2003 - $14,258	543,588	560,250
Finance receivables, less allowances of: March 31, 2004 - $2,518;
September 30, 2003 - $20,467	535,972	1,205,122
Inventories	241,498	224,344
Prepaid expenses and other current assets	76,111	103,346
Deferred taxes	44,142	44,142
Receivable from divestiture of business (note 2)	177,483
Assets held for sale (note 13)	176,888

Total current assets	2,771,670	2,662,498

Long-term finance receivables, less allowances of: March 31, 2004 -
$4,677; September 30, 2003 - $38,010	1,077,529	2,370,872

Equipment on operating leases, net of accumulated depreciation of:
March 31, 2004 - $75,062; September 30, 2003 - $93,607	63,851	103,483

Property and equipment, net of accumulated depreciation of:
March 31, 2004 - $309,412; September 30, 2003 - $299,178	165,830	177,692

Goodwill, net	1,289,421	1,258,376

Other assets	99,407	66,586

Total Assets	$5,467,708	$6,639,507

Liabilities and Shareholders' Equity
Current portion of corporate debt	$95,726	$6,485
Current portion of debt supporting finance contracts	549,742	1,445,177
Notes payable	1,404	4,041
Trade accounts payable	168,277	245,661
Accrued salaries, wages and commissions	105,546	117,051
Deferred revenues	127,237	143,518
Taxes payable	330,623	62,509
Other accrued expenses	217,837	212,934

Total current liabilities	1,596,392	2,237,376

Long-term corporate debt	1,001,637	419,020

Long-term debt supporting finance contracts	600,294	1,563,538

Deferred taxes	238,227	482,623

Other long-term liabilities	285,354	301,498

Commitments and contingencies

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares; issued: March
31, 2004 - 149,901 shares; September 30, 2003 - 149,982 shares;
outstanding: March 31, 2004 - 147,739 shares; September 30, 2003 -
146,368 shares	1,015,037	1,015,706
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(2,319)	(2,514)
Retained earnings	742,222	696,150
Accumulated other comprehensive loss	(2,032)	(60,791)
Cost of common shares in treasury: March 31, 2004 - 1,571 shares;
September 30, 2003 - 2,942 shares	(7,104)	(13,099)

Total Shareholders' Equity	1,745,804	1,635,452

Total Liabilities and Shareholders' Equity	$5,467,708	$6,639,507

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31	Six Months Ended March 31

(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues
Net sales	$500,683	$509,980	$963,410	$986,257
Services	585,375	572,396	1,160,116	1,158,598
Finance income	98,259	97,008	197,270	191,907

	1,184,317	1,179,384	2,320,796	2,336,762

Costs and Expenses
Cost of goods sold	358,827	354,606	685,064	680,521
Services costs	346,295	340,466	690,533	684,646
Finance interest expense	34,336	36,644	69,274	75,663
Selling and administrative	383,220	377,900	759,688	761,694
Loss from divestiture of business (note 2)	12,125		12,125

	1,134,803	1,109,616	2,216,684	2,202,524

Operating income	49,514	69,768	104,112	134,238
Loss (gain) from early extinguishment of debt	3,146	(1,348)	3,219	(1,250)
Interest expense, net	9,662	12,607	19,747	24,818

Income before taxes on income	36,706	58,509	81,146	110,670
Taxes on income	6,533	22,087	23,309	41,778

Net income	$30,173	$36,422	$57,837	$68,892

Basic earnings per common share	$0.20	$0.25	$0.39	$0.48

Diluted earnings per common share	$0.19	$0.23	$0.37	$0.44

Cash dividends per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended March 31

(in thousands)	2004	2003

Cash Flows from Operating Activities
Net income	$57,837	$68,892
Additions (deductions) to reconcile net income to net cash
provided by operating activities:
Depreciation	42,190	51,037
Amortization	6,600	4,628
Loss from divestiture of business	12,125
Provision for losses on accounts receivable	9,321	4,940
Provision for deferred income taxes	41,663	35,794
Provision for lease default reserves	27,896	36,715
Pension expense	27,598	18,885
Loss (gain) from early extinguishment of debt	3,219	(1,250)
Changes in operating assets and liabilities, net of divestiture of business:
Increase in accounts receivable	(4,608)	(27,878)
(Increase) decrease in inventories	(13,749)	28,901
Decrease (increase) in prepaid expenses and other current assets	1,145	(5,267)
Decrease in accounts payable, deferred revenues and accrued expenses	(151,088)	(109,278)
Decrease in accrued restructuring	(2,243)	(7,133)
Other	(1,206)	5,599

Net cash provided by operating activities	56,700	104,585

Cash Flows from Investing Activities
Proceeds from divestiture of business (note 2)	1,504,786
Expenditures for property and equipment	(11,992)	(49,398)
Expenditures for equipment on operating leases	(23,852)	(31,634)
Proceeds from sale of property and equipment	2,334	7,669
Proceeds from sale of equipment on operating leases	5,429	7,062
Finance receivables - additions	(891,793)	(802,617)
Finance receivables - collections	851,882	758,993
Other	(4,190)	(3,626)

Net cash provided by (used in) investing activities	1,432,604	(113,551)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	523	8,777
Short-term corporate debt repayments, net	(2,726)	(13,724)
Repayment of other borrowings	(35,214)
Long-term corporate debt repayments	(7,320)	(40,266)
Debt supporting finance contracts - issuances	317,925	578,625
Debt supporting finance contracts - repayments	(1,238,209)	(604,672)
Dividends paid	(11,764)	(11,545)
(Increase) decrease in restricted cash	(26,290)	5,178
Proceeds from option exercises and sale of treasury shares	5,043	1,400
Purchase of treasury shares and other	(296)	(493)

Net cash used in financing activities	(998,328)	(76,720)

Effect of exchange rate changes on cash and cash equivalents	2,308	860

Net increase (decrease) in cash and cash equivalents	493,284	(84,826)
Cash and cash equivalents at beginning of year	360,030	271,816

Cash and cash equivalents at end of period	$853,314	$186,990

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1:     Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries (the “Company,” “IKON,” “we,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

      If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Net income, as reported	$ 30,173	$ 36,422	$ 57,837	$ 68,892
Pro forma effect of expensing stock based
compensation plans using the fair value method	(1,710)	(1,404)	(3,344)	(2,849)

Net income, as adjusted	$ 28,463	$ 35,018	$ 54,493	$ 66,043

Basic earnings per common share:
As reported	$ 0.20	$ 0.25	$ 0.39	$ 0.48
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)	(0.02)	(0.02)

Basic earnings per common
share, as adjusted	$ 0.19	$ 0.24	$ 0.37	$ 0.46

Diluted earnings per common share:
As reported	$ 0.19	$ 0.23	$ 0.37	$ 0.44
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)	(0.02)	(0.02)

Diluted earnings per common
share, as adjusted	$ 0.18	$ 0.22	$ 0.35	$ 0.42

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. There was no impact on our consolidated financial statements from the adoption of the Deferred Provisions on January 1, 2004.

      In January 2004, the FASB released FASB Staff Position No. FAS 106-1 ("FSP 106-1") discussing FASB Statement No. 106 ("FAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because (1) uncertainties may exist for plan sponsors surrounding the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and (2) certain accounting issues raised by the Act are not addressed by FAS 106, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Further, even if an entity elects deferral, certain disclosure requirements are still required. The Company is currently evaluating the impact of FSP 106-1, but does not expect a material impact from the adoption of FSP 106-1 on our consolidated financial statements.

Note 2:      Divestiture of U.S. Leasing Operations

      On December 10, 2003, the Company entered into an Asset Purchase Agreement, as amended by the First Amendment dated March 31, 2004, (the "U.S. Agreement"), with General Electric Capital Corporation ("GE") pursuant to which, among other things, IKON agreed to sell to GE certain assets and liabilities of IKON, solely in its capacity as successor to IOS Capital, LLC ("IOSC"), including servicing functions, facilities, systems and processes. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004. In addition, IKON and GE executed a Program Agreement (the "Program Agreement," and together with the U.S. Agreement, the "Transaction") on March 31, 2004. During the initial five-year term of the Program Agreement, IKON will receive an origination fee on all new leases underwritten by GE. In addition, IKON will receive a fee (the "Other Fees") from GE in consideration of GE being IKON's preferred lease financing source in the U.S. The term of the Program Agreement may be renewed by IKON for a subsequent three or five-year period during which period IKON will be entitled to origination fees but not the Other Fees.

      On March 31, 2004, the Company received from GE, $1,504,786 of initial proceeds from the Transaction, subject to final closing adjustments, including, without limitation, the impact on proceeds from changes in the sold lease portfolio and related debt balances of IOSC occurring between September 30, 2003 and March 31, 2004. The Company has estimated additional proceeds from GE of approximately $177,483, which is recorded as "Receivable from Divestiture of Business" in the unaudited consolidated balance sheet at March 31, 2004. The Company anticipates that the remaining net cash proceeds will be used to retire debt, repurchase outstanding shares or invest in the Company's growth initiatives.

      Immediately following the closing, GE repaid, on the Company's behalf, $796,070 of outstanding balances under the Company's U.S. asset securitization conduit financing agreements (the "Conduits") from the proceeds of the Transaction. The proceeds from the Transaction and the repayment of the U.S. Conduits have been presented as if the Company made the repayment of the U.S. Conduits directly to the lenders in the Company's consolidated statement of cash flows for the six months ended March 31, 2004.

      The Company incurred a loss of $12,125 from the divestiture of the U.S. leasing business resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transaction.

      The Transaction qualifies as a sale of a business under the applicable accounting literature, however, due to the significant continuing involvement by the Company under the Program Agreement, the sale does not qualify as a discontinued operation.

      Under the Program Agreement, GE assumes substantially all risks related to lease defaults for both retained and sold lease receivables of IOSC.

Note 3:      Taxes on Income

      The Company recorded a tax benefit of $4,720 during 2004, associated with the reversal of valuation allowances as a result of the tax gain generated by the Transaction described in note 2 which will allow for utilization of the state net operating loss carryovers during fiscal 2004 and 2005.

      In addition, the Company recorded a tax benefit of $2,603 during 2004, associated with the reversal of valuation allowances as a result of improved financial performance achieved by the Company's Canadian operations which will allow for utilization of the Canadian net operating loss carryovers prior to expiration dates in future periods.

      Approximately $286,280 of taxes previously deferred were reclassified as currently payable on the Company's consolidated balance sheet at March 31, 2004, as a result of the Transaction.

Note 4:      Goodwill

      The Company has identified the following reporting units and associated goodwill:

	IKON North America Copier Business	IKON North America Outsourcing Business	IKON Europe	Total

Goodwill at March 31, 2004	$ 866,426	$ 79,938	$ 343,057	$ 1,289,421

Goodwill at September 30, 2003	$ 864,035	$ 79,938	$ 314,403	$ 1,258,376

      The IKON North America Copier Business and the IKON North America Outsourcing Business reporting units comprise the IKON North America operating segment.

      Changes in the goodwill balance since September 30, 2003 are attributable to foreign currency translation adjustments.

Note 5:      Notes Payable and Long-term Debt

      Notes payable and long-term debt consisted of:

	March 31, 2004	September 30, 2003

Outstanding corporate debt
Bond issues	$411,996	$415,906
Convertible subordinated notes *	300,000
Notes payable *	377,714
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,057	13,640

	1,098,767	429,546
Less: Current maturities	97,130	10,526

	$1,001,637	$419,020

Outstanding debt supporting finance contracts
Convertible subordinated notes *		$300,000
Notes payable *		384,714
Lease-backed notes	$911,146	1,563,215
Asset securitization conduit financing	212,709	718,939
Notes payable to banks	26,181	41,847

	1,150,036	3,008,715
Less: Current maturities	549,742	1,445,177

	$600,294	$1,563,538

      * The convertible subordinated notes and notes payable presented at September 30, 2003 have been reclassified from debt supporting finance contracts to corporate debt at March 31, 2004.

Debt Supporting Finance Contracts

      During the six months ended March 31, 2004, the Company repaid $1,238,209 of debt supporting finance contracts and received $317,925 from the issuance of related debt instruments.

      As of March 31, 2004, IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom, and IKON Capital, Inc., IKON's leasing subsidiary in Canada, had approximately $9,800 and CN$84,000 available under their revolving asset securitization conduit financing agreements (the "Conduits"). During the six months ended March 31, 2004, the Company pledged or transferred $175,251 in financing lease receivables for $150,101 in cash in connection with these Conduits.

      Immediately following the closing of the Transaction, GE repaid, on the Company's behalf, $796,070 of outstanding balances under the Company's U.S. Conduits from the proceeds of the Transaction. The Company terminated the U.S. Conduits on March 31, 2004. During the six months ended March 31, 2004, the Company pledged or transferred $361,952 in financing lease receivables for $306,134 in cash in connection with the U.S. Conduits.

Credit Facility

      The Company terminated its $300,000 unsecured credit facility (the "Credit Facility") on March 31, 2004. The Company intends to replace the Credit Facility in the future with an arrangement with terms more appropriate for the Company's new capital structure.

Loss on Early Extinguishment of Debt

      During the six months ended March 31, 2004, the Company repurchased the following notes payable:

	Principal Amount Repurchased	Settlement Amount

Bond issue at stated rate of 9.75%, notes due 2004	$ 2,000	$ 2,073
Bond issue at stated rate of 7.25%, notes due 2008	5,000	5,350
Bond issue at stated rate of 6.75%, notes due 2004	3,963	4,100

	$ 10,963	$ 11,523

      As a result of these repurchases and the termination of the U.S. Conduits and Credit Facility discussed above, the Company recognized a loss, including the write-off of unamortized costs, of $3,219, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the six months ended March 31, 2004.

Letters of Credit

      The Company has certain commitments available to it in the form of standby letters of credit. As of March 31, 2004, the Company had $27,621 utilized under standby letters of credit. These letters of credit were supported by the Credit Facility prior to its termination. In March 2004, the Company deposited $27,729 into an escrow account as collateral for outstanding letters of credit until a new credit facility is established. The cash collateral is recorded in restricted cash in the Company's balance sheet as of March 31, 2004.

Credit Ratings

      As of March 31, 2004, the credit ratings on the Company's senior unsecured debt were designated Ba1 with negative outlook by Moody's Investor Services and BB with stable outlook by Standard and Poor's. On April 27, 2004, Moody's Investor Services lowered the Company's senior unsecured debt rating to Ba2 with a stable outlook.

Note 6:      Share Repurchases

      In March 2004, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization.

Note 7:      Comprehensive Income

      Total comprehensive income is as follows:

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Net income	$ 30,173	$ 36,422	$ 57,837	$ 68,892
Foreign currency translation adjustments	8,817	6,670	48,190	6,461
Gain on derivative financial instruments, net
of tax expense of: $3,760 and $2,416
for the three months ended March 31, 2004 and 2003,
respectively; $5,945 and $4,666 for the six
months ended March 31, 2004 and 2003, respectively	6,684	3,623	10,569	6,998

Total comprehensive income	$ 45,674	$ 46,715	$ 116,596	$ 82,351

      The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $72,066, $(72,740) and $(1,358), respectively, at March 31, 2004 and $23,876, $(72,740) and $(11,927), respectively, at September 30, 2003.

Note 8:      Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Numerator:
Numerator for basic earnings per common share -
Net income	$ 30,173	$ 36,422	$ 57,837	$ 68,892
Effect of dilutive securities: Interest expense
on convertible notes, net of tax	2,328	2,302	4,681	4,656

Numerator for diluted earnings per common share - net income plus assumed conversion	$ 32,501	$ 38,724	$ 62,518	$ 73,548

Denominator:
Denominator for basic earnings per common share
- weighted average common shares	147,453	144,483	146,975	144,318
Effect of dilutive securities:
Convertible notes	19,960	19,960	19,960	19,960
Employee stock awards	341	251	334	257
Employee stock options	3,147	2,343	2,762	2,421

Dilutive potential common shares	23,448	22,554	23,056	22,638

Denominator for diluted earnings per common share -
adjusted weighted average	170,901	167,037	170,031	166,956

Basic earnings per common share	$ 0.20	$ 0.25	$ 0.39	$ 0.48

Diluted earnings per common share	$ 0.19	$ 0.23	$ 0.37	$ 0.44

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

      Options to purchase 2,917 shares of common stock at $12.23 to $46.59 per share were outstanding during the second quarter of fiscal 2004 and options to purchase 8,867 shares of common stock at $7.50 to $46.59 per share were outstanding during the second quarter of fiscal 2003, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

      Options to purchase 7,388 shares of common stock at $10.67 to $46.59 per share were outstanding during the first six months of fiscal 2004 and options to purchase 8,867 shares of common stock at $7.50 to $46.59 per share were outstanding during the first six months of fiscal 2003, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 9:      Segment Reporting

      The table below presents segment information for the three months ended March 31, 2004 and 2003:

	IKON North America	IKON Europe	Corporate/ Operations	Total

Three Months Ended March 31, 2004
Net sales	$ 422,948	$ 77,735		$ 500,683
Services	533,039	52,336		585,375
Finance income	91,666	6,593		98,259
Finance interest expense	32,762	1,574		34,336
Loss from divestiture of business	12,125			12,125
Operating income (loss)	131,855	6,109	$ (88,450)	49,514
Interest expense, net			9,662	9,662
Income before taxes on income				36,706

Three Months Ended March 31, 2003
Net sales	$ 443,033	$ 66,947		$ 509,980
Services	524,086	48,310		572,396
Finance income	91,264	5,744		97,008
Finance interest expense	34,961	1,683		36,644
Operating income (loss)	137,930	6,172	$ (74,334)	69,768
Interest expense, net			12,607	12,607
Income before taxes on income				58,509

      The table below presents segment information for the six months ended March 31, 2004 and 2003:

	IKON North America	IKON Europe	Corporate/ Operations	Total

Six Months Ended March 31, 2004
Net sales	$ 814,135	$ 149,275		$ 963,410
Services	1,057,908	102,208		1,160,116
Finance income	184,585	12,685		197,270
Finance interest expense	66,052	3,222		69,274
Loss from divestiture of business	12,125			12,125
Operating income (loss)	272,239	11,200	$ (179,327)	104,112
Interest expense, net			19,747	19,747
Income before taxes on income				81,146

Six Months Ended March 31, 2003
Net sales	$ 852,764	$ 133,493		$ 986,257
Services	1,064,551	94,047		1,158,598
Finance income	180,586	11,321		191,907
Finance interest expense	72,172	3,491		75,663
Operating income (loss)	285,111	12,212	$ (163,085)	134,238
Interest expense, net			24,818	24,818
Income before taxes on income				110,670

      The Company reports information about its operating segments according to the “management approach.” The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Under SFAS 131, our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions, business imaging services and other office equipment and services, as well as customized workflow and imaging application development. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer service.

Note 10:      Contingencies

Environmental Matters

      The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, the Company had accrued balances, included in other long-term liabilities in the Company’s consolidated balance sheets, of $7,696 and $7,913 as of March 31, 2004 and September 30, 2003, respectively, for its environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company’s consolidated financial statements.

      The accruals for environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities. The Company has not recorded any potential third party recoveries. The Company is indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, OH. The contractor has agreed to indemnify the Company from cost overruns associated with the plan of remediation. Further, the Company has cost sharing arrangements in place with other potentially responsible parties (“PRP’s”) at sites located in Barkhamsted, CT and Rockford, IL. The cost-sharing agreement for the Barkhamsted, CT site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap and groundwater monitoring. Under the agreement, the Company and other PRP’s agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. The Company currently pays a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, IL site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, the Company pays 5.12% of these costs.

      During fiscal 2003 and 2004, the Company did not incur any expenses for environmental capital projects, but incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the six months ending March 31, 2004, and March 31, 2003, these expenses were $216 and $228, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.

Black Lung & Worker's Compensation Matters

      The Company has an accrual related to black lung and worker’s compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coalmines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker’s compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker’s compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker’s compensation claims. As of March 31, 2004 and September 30, 2003, the Company’s accrual for black lung and worker’s compensation liabilities related to B&T was $14,275 and $15,515, respectively.

Tax Matters

      The Company received notice of possible additional taxes due related to international matters. The Company believes they will not materially affect the consolidated financial statements of the Company.

Guarantees

      As a result of the Transaction, the Company has agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the Transaction. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse GE. These indemnifications generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectable. In the event that all lease receivables for which the Company has indemnified GE become uncollectable, the maximum potential loss the Company could incur as a result of these indemnifications at March 31, 2004 was $258,598. Based on the Company's analysis of historical losses for these types of leases, the Company has recorded reserves of approximately $664 at March 31, 2004. The equipment leased to the customers related to the above indemnifications, represents collateral in which the Company would be entitled to recover and could be remarketed by IKON. No specific recourse provisions exist with other parties.

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

Note 11:      Financial Instruments

      As of March 31, 2004, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2004, unrealized gains totaling $10,569, after taxes, were recorded in accumulated other comprehensive loss.

Note 12:      Pension

      The Company sponsors defined benefit pension plans for the majority of its employees. The benefits generally are based on years of service and compensation. The Company funds at least the minimum amount required by government regulations.

      The components of the net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended March 31		Six Months Ended March 31

	2004	2003	2004	2003

Service cost	$ 8,751	$ 6,918	$ 17,476	$ 13,812
Interest cost on projected benefit obligation	8,469	7,771	16,900	15,525
Expected return on plan assets	(6,407)	(6,095)	(12,776)	(12,173)
Amortization of net obligation (asset)	9	(305)	18	(610)
Amortization of prior service cost	143	143	286	286
Recognized net actuarial loss	2,854	1,024	5,694	2,045

Net periodic benefit cost	$ 13,819	$ 9,456	$ 27,598	$ 18,885

      The Company expected to contribute $15,900 to the plans during the year ended September 30, 2004. As of March 31, 2004, $700 of contributions had been made. In April 2004, the Company contributed $82,600 to the Company's plans, including a special contribution of $75,000. The Company expects to contribute an additional $7,600 to the plans during the remainder of fiscal 2004.

Note 13:      Assets Held for Sale

      On March 31, 2004, IKON Office Solutions, Inc., a Canadian subsidiary of the Company ("IKON Canada"), executed an Asset Purchase Agreement (the "Canadian Agreement") with Heller Financial Canada, an affiliate of GE ("Heller"), pursuant to which, among other things, Heller will acquire certain assets relating to the leasing operations of IKON Canada (the "Canadian Leasing Business") and become IKON's preferred lease financing source in Canada. Expected proceeds from the transaction are $176,888, which represents the carrying amount of the Canadian Leasing Business at March 31, 2004. This amount will change due to normal lease activity occurring from March 31, 2004 to the closing date of the transaction and the result of final negotiations.

      At March 31, 2004, all criteria for classification as assets held for sale as defined by SFAS No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" had been met. In accordance with SFAS 144, an estimate of assets to be sold to Heller have been reclassified from various line items within the balance sheet and aggregated into "Assets Held for Sale."

      The Canadian Agreement contains representations, warranties, covenants, indemnifications and provisions that are customary for a transaction of this type. The closing is subject to regulatory approvals and other customary conditions and is subject to the execution of a Canadian Program Agreement, which the Company expects will contain terms similar to those set forth in the U.S. Program Agreement. The transactions contemplated by the Canadian Agreement are expected to close in the third quarter of fiscal 2004. This description of the transactions is qualified in its entirety by reference to the full text of the Canadian Agreement included with IKON's current report on Form 8-K as filed with the U.S. Securities and Exchange Commission on April 6, 2004 as exhibit 2.2.

Note 14:      Subsequent Event

      In April 2004, the Company completed its tender for $250,165 of aggregate principal of its outstanding $345 million 7.25% notes due 2008. As a result of the completion of the tender, the Company expects to incur a pretax loss on early extinguishment of debt of approximately $32 million, including $5 million related to the write-off of unamoritized costs, in the third quarter of fiscal 2004.

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

      References herein to "IKON", the "Company", “we”, “us”, or “our” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

Executive Summary

      IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. We are the world's largest independent distribution channel for copier and printer technologies, offering best-in-class systems from leading manufacturers such as Canon, Ricoh, Konica-Minolta, HP and Océ and service support through our team of 7,000 service professionals worldwide. We also represent the industry's broadest portfolio of document management services including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. We have approximately 600 locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands.

      Success factors we feel are critical to our business include building solid growth initiatives to expand our market reach, developing a highly responsive and cost efficient infrastructure, and achieving greater financial flexibility to ensure we can return value to our shareholders and respond more aggressively to new market opportunities.

      In order to build solid growth initiatives and expand our market reach, our long-term strategy involves enhancing our supplier relationships, expanding our sales channels, and improving our overall business mix. Recognizing our role as a major sales and service channel to our suppliers, we are enhancing those relationships to target new customer and geographic opportunities, launch new products, develop IKON exclusive offerings, and ensure that our execution in the field is effective. The national account program and the metro market initiatives are two of the Company's most important market expansion strategies. The national account program targets multi-million dollar long-term contracts with Fortune 1000 and large regional companies. Our revenues from the national account program grew by over 100% compared to the first half of 2003, with several significant new customer wins made during Fiscal 2004. The metro market initiative is designed to expand the Company's presence in major cities where we had not aggressively marketed in the past. In improving our overall business mix, we are focusing on higher growth technologies like color and high-end black & white production - two important drivers to fuel aftermarket supplies and service revenues. In color, we experienced a 62% increase from the first half of Fiscal 2003 as higher quality and more affordably priced products introduced by both Canon and Ricoh throughout Fiscal 2003 continue to drive the acceptance of color into the workplace. Our strong product mix from industry leaders including Canon, Ricoh, and the IKON CPP 8050 we co-branded with Konica-Minolta, continue to see increased placements in both color and high-end black & white equipment. In Services, we are focusing on faster growing markets such as outsourcing, particularly facilities management, and professional services. Our increased focus on professional services, comprised of our technology experts who blend workflow expertise with hardware and software solutions to improve overall document efficiency, led to increased connectivity rates (the percentage of new equipment sold that is connected to a network) of nearly 50% for Fiscal 2004.

      To develop a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through a streamlined infrastructure, comprehensive information technology system, process improvements, and effective asset management. In our effort to streamline our infrastructure, we continue to implement our e-IKON initiative, a process and systems software solution that integrates more than forty of the forty-five Oracle E-Business modules in the United States. Current e-IKON activity is focused on optimizing supply chain and customer care support - two areas of the Company with the most identified opportunity in terms of productivity and potential costs savings. As a result of our efforts, our supply chain delivered significantly improved inventory turns of 10.4 for the quarter compared to 9.9 at September 30, 2003. We will continue to place our resources into e-IKON as it represents an area of substantial productivity and cost savings opportunities. Six-Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. We are seeing some of the first benefits from our initial Six-Sigma projects that are reaching conclusion and we now have eighty trained "black-belts" in the program all targeting measurable financial and process benefits for the Company.

      Closely linked with the success factors described above is our continued drive to achieve greater financial flexibility. During the quarter, we announced the completion of our transaction with General Electric Capital Corporation ("GE") in which the Company sold to GE certain assets and liabilities of IKON, solely in its capacity as successor to IOS Capital, LLC ("IOSC"). The Company and GE executed a Program Agreement with an initial term of five years, during which time the Company will receive fees on all new leases underwritten by GE. The sale of certain of IOSC's assets and liabilities to GE, together with the transactions contemplated by the Program Agreement, are referred to in this report as the "Transaction." In addition, we executed an Asset Purchase Agreement ("the Canadian Agreement") between IKON Canada and Heller Financial Canada, an affiliate of GE ("Heller"), pursuant to which, among other things, Heller will acquire certain assets relating the leasing operations of IKON Canada ( the "Canadian Leasing Business") and become IKON's preferred lease financing source in Canada. These transactions effectively transition us out of the captive leasing business in the United States and Canada, simplify our capital structure, and give us a substantial amount of cash to redeploy in growth initiatives, and share and debt repurchases. For example, our total debt to capital ratio for the quarter declined to 56.3% from 67.7% compared to the second quarter of Fiscal 2003. In addition, we recently tendered $250 million of our 7.25% notes due 2008 which will further reduce our debt to capital ratio.

      For the quarter, the Company had revenues of $1.18 billion, representing a slight increase in revenues from the second quarter of Fiscal 2003, with foreign currency translation providing 2.2% of the benefit. Diluted earnings per share was $0.19, which included a pre-tax loss of $12.1 million from the sale of the Company's U.S. leasing operations; a pretax loss of $3.1 million on the early extinguishment of debt and a tax benefit of $4.7 million associated with the utilization of net operating loss carryovers as a result of the tax gain recognized on the sale of the U.S. leasing operations. Refer to "Results of Operations" for further discussion of our quarterly financial statements.

Outlook

      As a result of the Transaction, beginning with the third quarter of fiscal 2004, finance income will decline as leases in the retained U.S. lease asset portfolio expire. Fees and profit sharing opportunities resulting from the new alliance with GE, to be reflected in Net Sales and Services, may only partially replace historically reported finance income. We intend to use the proceeds of the Transaction to, among other things, enhance our core business of document management solutions, reduce our debt and purchase shares of our common stock.

Results of Operations

      This discussion reviews the results of operations of the Company as reported in the consolidated statements of income. Unless otherwise noted, references to 2004 and 2003 in the section relating to the three months ended March 31, 2004 refer to the three months ended March 31, 2004 and 2003, respectively, and references to 2004 and 2003 in the section relating to the six months ended March 31, 2004 refer to the six months ended March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004
Compared to the Three Months Ended March 31, 2003

Revenues

	2004	2003	Change

Net sales	$ 500,700	$ 510,000	(1.8) %
Services	585,400	572,400	2.3
Finance income	98,200	97,000	1.2

	$ 1,184,300	$ 1,179,400	0.4%

      The increase in revenues of 0.4% compared to 2003, which includes a currency benefit of 2.2% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in net sales, offset by increases in services and finance income.

      Net sales includes revenues from the sale of copier/printer multi-function equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 2.9%. Sales of technology hardware declined by $4,900 compared to the second quarter of 2003 as several large customer relationships were not renewed by the Company for 2004 as we continue to de-emphasize this business. Direct supply sales of $49,200 remained relatively flat compared to the prior year. Equipment revenue, which comprised over 87% of the Company's net sales mix during the second quarter of 2004, decreased 1%, or $4,400, compared to 2003. Revenues generated from the sale of color devices increased by 62% compared to 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 12% in 2003 to approximately 20% in 2004. The Company also experienced growth in black & white production equipment (segment 5 - 6 devices with page outputs greater than 70 pages per minute) of approximately 4%, due in part, to an increase of approximately 20% in Canon imageRUNNER 110/150 placements. Sales of black & white production and color devices, a high growth area for the Company, represented 35% of the Company's equipment revenues in 2004 compared to 27% in 2003. These increases were offset by decreases from the sale of black & white office equipment (segment 1 - 4 devices with page outputs less than 70 pages per minute) of approximately 9%, compared to 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices. As a percentage of equipment revenue, sales of black & white office equipment (including miscellaneous equipment) represented 65% in 2004 compared to 73% in 2003.

       Services consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, professional services and other services, and rentals. Services increased by 2.3%, which includes a currency benefit of 1.7%. Outsourcing and other services increased by $4,000, or 1.8%, compared to 2003. Equipment service, which is significantly impacted by the level and mix of copy volumes, increased by $8,900, or 2.6%, compared to the second quarter of 2003, as the Company began to realize the benefit of a more favorable mix of color and production technologies and benefits from strategic investments that enhance the potential for aftermarket revenues. Total copy volume grew by approximately 5% compared to 2003.

      Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOSC, IKON's former leasing subsidiary in the United States, accounted for 88% of the Company's finance income during 2004, compared to 89% during 2003. Approximately 84% of IKON's copier and equipment revenues in the United States were financed by IOSC during 2004, compared to approximately 78% during 2003. The increase in finance income is primarily due to growth in the gross lease portfolio of 4.6% compared to 2003 (prior to the Transaction on March 31, 2004) and a currency benefit of 1.5%. These increases were partially offset by a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. Although we will receive finance income under certain leases that will be financed directly by the Company, our total finance income will decrease in future periods as a result of the Transaction.

Gross Margin

	2004	2003

Gross margin, net sales	28.3%	30.5%
Gross margin, services	40.8	40.5
Gross margin, finance income	65.1	62.2
Gross margin, total	37.6	38.0

      Total gross margin decreased from 38.0% in 2003 to 37.6% in 2004. Over 50% of the decrease in gross margin on net sales was due to less favorable product and customer mix and a more competitive environment for copier/printer equipment that resulted in additional pricing pressures compared to 2003. Changes in customer and product mix negatively impacted gross margin, as new technology was introduced at more affordable prices. Color was the largest driver of this change, as average selling price decreased by over 12% compared to the second quarter of 2003. While color pricing has declined with new technology introductions, lower pricing led to a stronger acceptance of color in the marketplace, resulting in increased unit placements and a 62% increase in color equipment revenues compared to the second quarter of 2003. The remaining decrease in gross margin was primarily attributable to lower sales of high-margin used equipment and write-offs related to our continued centralization efforts.

      The gross margin on services increased slightly compared to 2003 due mainly to continued productivity and operational improvements.

      The gross margin on finance income increased compared to 2003 due to the effect of lower average borrowing rates, partially offset by a decrease in the Company's average financing rate charged on our lease receivables. The average financing rate on our lease receivables was approximately 10.7% and 11.1% for 2004 and 2003, respectively. Additionally, our average cost of debt supporting finance contracts was approximately 4.7% and 5.3% for 2004 and 2003, respectively.

Other

	2004	2003	Change

Selling and administrative expenses	$ 383,200	$ 377,900	1.4%
S&A as a % of revenue	32.4%	32.0%
Loss from divestiture of business	12,100		100.0
Operating income	49,500	69,800	(29.1)
Loss (gain) from early extinguishment of debt	3,100	(1,300)	(338.5)
Interest expense, net	9,700	12,600	(23.0)
Taxes on income	6,500	22,100	(70.6)
Net income	30,200	36,400	(17.0)
Diluted earnings per common share	0.19	0.23	(17.4)

      Selling and administrative expense increased by $5,300, or 1.4%, during 2004 compared to 2003, and increased slightly as a percentage of revenue. A significant portion of this increase is attributable to the unfavorable impact of changes in foreign currency rates of $6,300 compared to the prior year, additional pension expense of $4,400 and incremental increases in other benefit related costs compared to 2003. Partially offsetting these increases was a decrease in the provision for lease defaults of $4,700 due to the strengthening of the lease portfolio compared to 2003.

      The Company incurred a loss of $12,100 from the divestiture of the U.S. leasing business resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transaction.

      Our operating income decreased by 29.1% compared to the three months ended March 31, 2003, as a result of the factors discussed above.

      During the three months ended March 31, 2004, the Company recorded a loss from early extinguishment of debt of $3,100, as a result of the repurchases of debt and other financing related actions discussed below under "Debt Structure." During 2003, the Company recorded a gain from the early extinguishment of debt of $1,300, as a result of the repurchase of various debt instruments.

      The decrease in interest expense was due to lower average outstanding debt balances in 2004 compared to 2003. This decrease is partially offset by higher weighted average interest rates during the second quarter of 2004 compared to the second quarter of 2003.

      The effective income tax rate was 17.80% and 37.75% for 2004 and 2003, respectively. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,700 as a result of the tax gain generated by the Transaction in 2004. In addition, during 2004, the Company reversed valuation allowances on the Company's Canadian net operating loss carryovers of $2,600 as a result of improved financial performance achieved by the Company's Canadian operations.

      Diluted earnings per common share were $0.19 for the three months ended March 31, 2004 compared to $0.23 for the three months ended March 31, 2003.

Review of Business Segments

IKON North America

	2004	2003	Change

Net sales	$ 422,900	$ 443,000	(4.5	) %
Services	533,000	524,100	1.7
Finance income	91,700	91,300	0.4
Finance interest expense	32,800	35,000	(6.3)
Loss from divestiture of business	12,100		100.0
Operating income	131,800	137,900	(4.4)

      Approximately 90% of the Company’s revenues are generated by IKON North America (“INA”). As a result, many of the items discussed above regarding the Company are applicable to INA.

      Approximately 66% of the net sales decrease was due to a decline in copier/printer equipment sales of 3.5%, or $13,600, due to lower average selling prices and less favorable product mix. Technology hardware decreased by $5,100 as a result of several large customer relationships that were not renewed for 2004 by the Company. Services increased by approximately 1.7%, or $8,900. Equipment services increased by 1.9%, or $5,900, compared to 2003, as the Company began to realize the benefit of a more favorable mix of color and production technologies and benefits from strategic investments that enhance the potential for aftermarket revenues. Outsourcing and other services increased 1.5%, or $3,000, compared to 2003, due primarily to an increase in professional services. Finance income increased due to growth in the lease portfolio compared to 2003, partially offset by a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. Finance interest expense decreased due to lower average borrowing rates compared to 2003. The Company incurred a loss of $12,100 from the divestiture of the U.S. leasing business resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transaction. Operating income decreased due to lower revenues and lower profit margins on revenues compared to 2003 and the loss from the divestiture of the U.S. leasing business.

IKON Europe

	2004	2003	Change

Net sales	$ 77,800	$ 67,000	16.1%
Services	52,400	48,300	8.5
Finance income	6,500	5,700	14.0
Finance interest expense	1,600	1,700	(5.9)
Operating income	6,100	6,200	(1.6)

      Net sales increased as a result of currency benefits of approximately $10,600. Excluding the impact of currency, sales of copier/printer equipment remained relatively flat compared to 2003. Services and finance income increased as a result of currency benefits of approximately $6,900 and $860, respectively. Operating income for 2004 remained relatively flat compared to 2003.

Corporate/Operations

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer service. Operating costs in Corporate/Operations were $88,400 and $74,300 in 2004 and 2003, respectively.

Six Months Ended March 31, 2004
Compared to the Six Months Ended March 31, 2003

Revenues

	2004	2003	Change

Net sales	$ 963,400	$ 986,300	(2.3) %
Services	1,160,100	1,158,600	0.1
Finance income	197,300	191,900	2.8

	$ 2,320,800	$ 2,336,800	(0.7) %

      The decrease in revenues of 0.7% compared to 2003, which includes a currency benefit of 2.0% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in net sales, partially offset by increases in services and finance income.

      Net sales includes revenues from the sale of copier/printer multi-function equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 2.8%. Sales of technology hardware declined by $13,100, compared to the six months ended 2003, as several large customer relationships were not renewed by the Company for 2004 as we continue to de-emphasize this business. Direct supply sales of $94,300 remained relatively flat compared to the prior year. Equipment revenue, which comprised over 87% of the Company's net sales mix during the six months ended March 31, 3004, decreased approximately 1%, or $9,100, compared to the prior year. Revenues generated from the sale of color devices increased by 62% compared to 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 12% in 2003 to approximately 19% in 2004. The Company also experienced growth in black & white production equipment (segment 5 - 6 devices with page outputs greater than 70 pages per minute) of approximately 1%, due in part, to an increase of approximately 16% in Canon imageRUNNER 110/150 placements. Sales of black & white production and color devices, a high growth area for the Company, represented 35% of our equipment revenues in 2004 compared to 28% in 2003. These increases were offset by decreases from the sale of black & white office equipment (segment 1 - 4 devices with page outputs less than 70 pages per minute) of approximately 7%, compared to 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices and lower average selling prices for these products. As a percentage of equipment revenue, sales of black & white office equipment (including miscellaneous equipment) represented 65% in 2004 compared to 72% in 2003.

      Services consists of revenue from the servicing of copier/printer equipment and outsourcing and other services, such as facilities management, digital print production, legal document services, professional services and other services, and rentals. Services increased by 0.1%, which includes a currency benefit of 1.5%. Excluding this currency benefit, overall services decreased approximately 1.4% compared to 2003. Outsourcing and other services increased by $18,500, or 4.2%, compared to 2003. The Company earned no profit related to the completion of a multi-year commercial imaging contract, which accounted for approximately 55% of the outsourcing and other services revenue increase and negatively impacted the services gross margin percentage by seventy basis points. Equipment service, which is significantly impacted by the level and mix of copy volumes, decreased by $17,000, or 2.4%, compared to the six months ended March 31, 2003, due to the unfavorable impact of price and mix of copy volumes, particularly during the first quarter of 2004 compared to the first quarter of 2003 (which experienced unusually strong equipment service revenues). However, the Company began to realize the benefit of a more favorable mix of color and production technologies and benefits from strategic investments that enhance the potential for aftermarket revenues during the second quarter of 2004. Total copy volume grew by approximately 5% compared to 2003.

      Finance income is generated by IKON's wholly-owned leasing subsidiaries. IOSC, IKON's former leasing subsidiary in the United States, accounted for 88% of the Company's finance income during 2004, compared to 91% during 2003. Approximately 83% of IKON's copier and equipment revenues in the United States were financed by IOSC during 2004, compared to approximately 79% during 2003. The increase in finance income is primarily due to growth in the gross lease portfolio of 4.4% compared to 2003 (prior to the Transaction on March 31, 2004) and a currency benefit of 1.3%. These increases were partially offset by a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. Although we will receive finance income under certain leases that will be financed directly by the Company, our total finance income will decrease in future periods as a result of the Transaction.

Gross Margin

	2004	2003

Gross margin, net sales	28.9%	31.0%
Gross margin, services	40.5	40.9
Gross margin, finance income	64.9	60.6
Gross margin, total	37.7	38.3

      Total gross margin decreased from 38.3% in 2003 to 37.7% in 2004. Over 50% of the decrease in gross margin on net sales was due to less favorable product and customer mix and a more competitive environment for copier/printer equipment that resulted in additional pricing pressures compared to 2003. Changes in customer and product mix negatively impacted gross margin, as new technology was introduced at more affordable prices. Color was the largest driver of this change, as average selling price decreased by over 18% compared to the first half of 2003. While color pricing has declined with new technology introductions, lower pricing led to a stronger acceptance of color in the marketplace, resulting in increased unit placements and a 62% increase in color equipment revenues compared to the first half of 2003. The remaining decrease in gross margin was primarily attributable to lower sales of high-margin used equipment and write-offs related to our continued centralization efforts, partially offset by continued benefits realized from the centralization of our supply chain function.

      The gross margin on services decreased slightly compared to 2003 due mainly to the impact from the completion of a multi-year commercial imaging contract in which no profit was earned.

      The gross margin on finance income increased compared to 2003 due to the effect of lower average borrowing rates, partially offset by a decrease in the Company's average financing rate charged on our lease receivables. The average financing rate on our lease receivables during the six months ended March 31, 2004 and 2003, was approximately 10.7% and 11.0%, respectively. Additionally, our average cost of debt supporting finance contracts was approximately 4.7% and 5.4% for the six months ended March 31, 2004 and 2003, respectively.

Other

	2004	2003	Change

Selling and administrative expenses	$ 759,700	$ 761,700	(0.3) %
S&A as a % of revenue	32.7%	32.6%
Loss from divestiture of business	12,100		100.0
Operating income	104,100	134,200	(22.4)
Loss (gain) from early extinguishment of debt	3,200	(1,300)	(346.2)
Interest expense, net	19,700	24,800	(20.6)
Taxes on income	23,300	41,800	(44.3)
Net income	57,800	68,900	(16.1)
Diluted earnings per common share	0.37	0.44	(15.9)

      Selling and administrative expense remained relatively consistent compared to 2003. Selling and administrative expense was unfavorably impacted by $11,800 due to foreign currency translation compared to the prior year. Pension and bad debt expense increased $8,700 and $4,400, respectively, compared to 2003. These increases were offset by a decrease in compensation expense of $16,600 due primarily to headcount reductions compared to 2003 as the Company continues its efforts to consolidate and centralize certain administrative functions. In addition, the provision for lease defaults decreased by $8,800 due to the strengthening of the lease portfolio compared to 2003.

      The Company incurred a loss of $12,100 from the divestiture of the U.S. leasing business relating to expenses resulting from the difference from the carrying amount of assets sold and proceeds received and certain costs associated with the Transaction.

      Our operating income decreased by 22.4% compared to the six months ended March 31, 2003, as a result of the factors discussed above.

      During the six months ended March 31, 2004, the Company recorded a loss from early extinguishment of debt of $3,200, as a result of the repurchases of debt and other financing related actions discussed below under "Debt Structure." During 2003, the Company recorded a gain from the early extinguishment of debt of $1,300, as a result of the repurchase of various debt instruments.

      The decrease in interest expense was due to lower average outstanding debt balances in 2004 compared to 2003. This decrease is partially offset by higher weighted average interest rates during the six months ended 2004 compared to the six months ended March 31, 2003.

      The effective income tax rate was 28.72% and 37.75%, respectively for 2004 and 2003. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,700 as a result of the tax gain generated by the Transaction in 2004. In addition, during 2004, the Company reversed valuation allowances on the Company's Canadian net operating loss carryovers of $2,600 as a result of improved financial performance achieved by the Company's Canadian operations.

      Diluted earnings per common share were $0.37 for the six months ended March 31, 2004 compared to $0.44 for the six months ended March 31, 2003.

Review of Business Segments

IKON North America

	2004	2003	Change

Net sales	$ 814,100	$ 852,800	(4.5	) %
Services	1,057,900	1,064,600	(0.6)
Finance income	184,600	180,600	2.2
Finance interest expense	66,100	72,200	(8.4)
Loss from divestiture of business	12,100		100.0
Operating income	272,200	285,100	(4.5)

      Approximately 90% of the Company’s revenues are generated by IKON North America (“INA”). As a result, many of the items discussed above regarding the Company are applicable to INA.

      Approximately 60% of the net sales decrease was due to a decline in sales of copier/printer equipment of $24,000, or 3.2%, due to lower average selling prices and less favorable product mix. Technology hardware decreased $12,000 as a result of several large customer relationships that were not renewed for 2004 by the Company. Services decreased by approximately 0.6%, or $6,700, due primarily to declines in equipment services of 4.5% compared to 2003. This decrease was partially offset by an increase in outsourcing and other services of 4.0%, or $16,400, compared to 2003, benefiting from a one-time commercial imaging contract, which accounted for a significant portion of this growth. Finance income increased due to growth in the lease portfolio compared to 2003, partially offset by a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. Finance interest expense decreased due to lower average borrowing rates compared to 2003. The Company incurred a loss of $12,100 from the divestiture of the U.S. leasing business resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transaction. Operating income decreased due to lower revenues and lower profit margins on revenues compared to 2003 and the loss from the divestiture of the U.S. leasing business.

IKON Europe

	2004	2003	Change

Net sales	$ 149,300	$ 133,500	11.8%
Services	102,200	94,000	8.7
Finance income	12,700	11,300	12.4
Finance interest expense	3,200	3,500	(8.6)
Operating income	11,200	12,200	(8.2)

      Net sales increased as a result of currency benefits of approximately $18,400. Excluding the impact of currency, sales of copier/printer equipment remained relatively flat compared to 2003. Services increased as a result of currency benefits of approximately $12,000, offset by a decrease of $3,800 due to declines in equipment services compared to 2003. Finance income increased as a result of currency benefits of $1,400. Operating income decreased during 2004 due to an increase in cost of goods sold of $13,200 and services costs of $11,300. These increases are primarily due to an unfavorable currency impact compared to 2003.

Corporate/Operations

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer service. Operating costs in Corporate/Operations were $179,300 and $163,100 in 2004 and 2003, respectively.

Financial Condition and Liquidity

Cash Flows and Liquidity

2004

Cash provided by operating activities	$56,700
Cash provided by investing activities	1,432,600
Cash used in financing activities	(998,300)
Effect of exchange rates	2,300

Increase in cash	493,300
Cash and cash equivalents at beginning of year	360,000

Cash and cash equivalents at end of period	$853,300

Operating Cash Flows

      Cash provided from operating activities was $56,700 during the six months ended March 31, 2004. The most significant use of cash was from the decrease of accounts payable, deferred revenues and accrued expenses of $151,100 during the six months ended March 31, 2004, due to decreases in trade accounts payable as a result of higher inventory purchases compared to the fourth quarter of 2003 and the timing of terms with some of our vendors at March 31, 2004, compared to September 30, 2003, and decreases in accrued salaries due to the payment for 2003 performance compensation. During the first half of 2004, the Company used $13,700 of cash to replenish inventories that were at historically low levels at September 30, 2003, due to improved inventory management as a result of the Company's centralization initiatives and the fourth quarter sales initiative. In addition, the Company used $4,600 of cash as a result of an increase in accounts receivable compared to September 30, 2003. This increase was due primarily to higher than normal cash collection efforts during the fourth quarter of 2003. Net income was $57,800 during the six months ended March 31, 2004, and non-cash operating expenses were $170,600, including depreciation, amortization, provision for losses on accounts receivable and lease receivables, provision for deferred taxes, pension expense, loss from early extinguishment of debt, and loss on divestiture of business.

Investing Cash Flows

      During fiscal 2004, the Company received $1,432,600 from investing activities, which included proceeds from the divestiture of business totaling $1,504,800 from the Transaction with GE. The Company had capital expenditures for property and equipment of $12,000 and capital expenditures for equipment on operating leases of $23,900. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with customers. Proceeds from the sale of property and equipment during the first half of 2004 were $7,800. Cash provided from investing activities includes net cash used by finance subsidiaries of $39,900 due to additions exceeding collections of lease receivables.

Financing Cash Flows

      During the first half of fiscal 2004, the Company used $998,300 of cash for financing activities. Also during the first half of fiscal 2004, the Company received proceeds of $500 and made repayments of $45,300 related to corporate debt and other borrowings. During the six months ended March 31, 2004, the Company's repaid $1,238,200 of debt supporting finance contracts, of which $796,400 was related to the repayment of the Company's U.S. revolving asset securitization conduit financing arrangements (the "Conduits") upon the completion of the Transaction with GE. During the six months ended March 31, 2004, the Company received $317,900 from the issuance of debt supporting finance contracts. Repayments of debt supporting finance contracts includes the early extinguishment of $2,000 par value of the Company's 2004 Notes for $2,100, $5,000 par value of the Company's 2008 Notes for $5,300 and $4,000 par value of the Company's 2004 Bonds for $4,100. As a result of these repurchases and the termination of the U.S. Conduits and Credit Facility, the Company recognized a loss of $3,200, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the six months ended March 31, 2004.

      The Company paid $11,800 of dividends to shareholders, or $0.08 per common share during the six months ended March 31, 2004.

      Cash flows from financing activities includes a $26,300 increase in restricted cash. Restricted cash primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash includes $32,700 deposited with an escrow agent during 2003 to defease the Company's 2004 Notes. Restricted cash also includes $27,700 deposited into an escrow account during 2004 as collateral for standby letters of credit which were previously supported by the Company's Credit Facility which was terminated in March 2004.

Debt Structure

	March 31, 2004	September 30, 2003

Outstanding corporate debt
Bond issues	$412,000	$415,900
Convertible subordinated notes *	300,000
Notes payable *	377,700
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,000	13,700

	1,098,700	429,600
Less: Current maturities	97,100	10,600

	$1,001,600	$419,000

Outstanding debt supporting finance contracts
Convertible subordinated notes *		$300,000
Notes payable *		384,700
Lease-backed notes	$911,100	1,563,200
Asset securitization conduit financing	212,700	718,900
Notes payable to banks	26,200	41,900

	1,150,000	3,008,700
Less: Current maturities	549,700	1,445,200

	$600,300	$1,563,500

      * The convertible subordinated notes and notes payable presented at September 30, 2003 have been reclassified from debt supporting finance contracts to corporate debt at March 31, 2004.

      Our debt to capital ratio was 56.3% at March 31, 2004, compared to 67.8% at September 30, 2003. This decrease is primarily a result of the Transaction and the repayment of $796,100 of the Conduits from the proceeds received from the Transaction. Also contributing to the decrease was the early extinguishment of $11,000 of notes payable during the six months ended March 31, 2004 as discussed below. In April 2004, the Company completed its tender of $250,200 of aggregate principal of its outstanding $345 million 7.25% notes due 2008 which will further reduce our debt to capital ratio.

      During the six months ended March 31, 2004, the Company repaid $1,238,200 of debt supporting finance contracts and received $317,900 from the issuance of related debt instruments.

      As of March 31, 2004, IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom, and IKON Capital, Inc., IKON's leasing subsidiary in Canada, had approximately $9,800 and CN$84,000 available under their Conduits. During the six months ended March 31, 2004, the Company pledged or transferred $175,300 in financing lease receivables for $150,100 in cash in connection with these Conduits.

      During the six months ended March 31, 2004, the Company pledged or transferred $362,000 in financing lease receivables for $306,100 in cash in connection with the U.S. Conduits. Immediately following the close of the Transaction, the outstanding balances of the U.S. Conduits were repaid and the U.S. Conduit arrangements were terminated.

      The Company terminated its $300,000 unsecured credit facility (the "Credit Facility") on March 31, 2004. The Company intends to replace the Credit Facility in the future with an arrangement with terms more appropriate for the Company's new capital structure.

      During the six months ended March 31, 2004, the Company repurchased the following notes payable:

	Principal Amount Repurchased	Settlement Amount

Bond issue at stated rate of 9.75%, notes due 2004	$ 2,000	$ 2,100
Bond issue at stated rate of 7.25%, notes due 2008	5,000	5,300
Bond issue at stated rate of 6.75%, notes due 2004	4,000	4,100

	$ 11,000	$ 11,500

      As a result of these repurchases and the termination of the U.S. Conduits and Credit Facility discussed above, the Company recognized a loss, including the write-off of unamortized costs, of $3,200, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the six months ended March 31, 2004.

      In April 2004, the Company completed its tender of $250,200 of aggregate principal of its outstanding $345 million 7.25% notes due 2008. As a result of the completion of the tender, the Company expects to incur a pretax loss on early extinguishment of debt of approximately $32 million, including $5 million related to the write-off of unamortized costs, in the third quarter of fiscal 2004.

      The Company has certain commitments available to it in the form of standby letters of credit. As of March 31, 2004, the Company had $27,600 utilized under standby letters of credit. These letters of credit were supported by the Credit Facility prior to its termination. In March 2004, the Company deposited $27,700 into an escrow account as collateral for outstanding letters of credit until a new credit facility is established. The cash collateral is recorded in restricted cash in the Company's balance sheet as of March 31, 2004.

      As of March 31, 2004, the credit ratings on the Company's senior unsecured debt were designated Ba1 with negative outlook by Moody's Investor Services and BB with stable outlook by Standard and Poor's. On April 27, 2004, Moody's Investor Services lowered the Company's senior unsecured debt rating to Ba2 with a stable outlook.

      The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the six months ended March 31, 2004, unrealized gains totaling $10,600 after taxes, were recorded in accumulated other comprehensive loss. As of March 31, 2004, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

Outlook

      The following summarizes IKON’s significant contractual obligations and commitments as of March 31, 2004:

	Payments due by

Contractual Obligations	Total	March 31, 2005	March 31, 2007	March 31, 2009	Thereafter

Long-term corporate debt	$ 1,097,400	$ 95,700	$ 1,700	$ 645,200	$ 354,800
Long-term debt supporting finance contracts	1,150,000	549,700	589,700	10,600
Notes payable	1,400	1,400
Purchase commitments	800	800
Operating leases	436,300	125,600	158,300	74,200	78,200
Other long-term liabilities	275,900	7,300	107,300	14,700	146,600

Total	$ 2,961,800	$ 780,500	$ 857,000	$ 744,700	$ 579,600

      Other long-term liabilities exclude $9,100 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to the Company's defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in "Thereafter" ($109,800) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

      Payments on long-term debt supporting finance contracts generally are made from collections on our finance receivables. At March 31, 2004, long-term debt supporting finance contracts was $1,150,000 and finance receivables, net of allowances, were $1,613,500.

      Purchase commitments represent future cash payments related to our implementation of the Oracle E-Business Suite. Contractual obligations for software of $800 is included in fixed assets and accrued liabilities as of March 31, 2004.

      Immediately following the closing of the Transaction, GE repaid, on the Company's behalf, $796,100 of outstanding balances under the Company's U.S. Conduits from the proceeds of the Transaction. The proceeds from the Transaction and the repayment of the U.S. Conduits have been presented as if the Company made the repayment of the U.S. Conduits directly to the lenders in the Company's consolidated statement of cash flows for the six months ended March 31, 2004.

       In March 2004, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time the Company may repurchase available outstanding indebtedness in open market and private transactions.

      The Company expects cash used in operations for 2004 to be $240 to $250 million, including a $285 million tax payment related to the Transaction and an additional $75 million pension contribution. Capital expenditures, net of proceeds are expected to be approximately $70 million.

      The Company believes that its operating cash flow together with its current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2004, including capital expenditures, dividends and the remaining accrued costs associated with the Company’s restructuring charges.

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132 (“SFAS 132”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

      In May 2003, the FASB issued FASB Statement No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects three types of freestanding financial instruments that should now be classified as liabilities: (i) mandatorily redeemable shares which are required to be redeemed at a specified or determinable date or upon an event certain to occur; (ii) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares; and (iii) certain obligations that can be settled with shares, the monetary value of which is fixed, or tied to a variable (such as a market index) or varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are mandatorily redeemable. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003 and otherwise was to be effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB issued a staff position that delayed the effective date for certain provisions of paragraphs nine and ten as they apply to mandatorily redeemable noncontrolling interests (the “Deferred Provisions”) to the first fiscal period beginning after December 15, 2003. There was no impact on our consolidated financial statements from the adoption of the Deferred Provisions on January 1, 2004.

      In January 2004, the FASB released FASB Staff Position No. FAS 106-1 ("FSP 106-1") discussing FASB Statement No. 106 ("FAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because (1) uncertainties may exist for plan sponsors surrounding the effect of the provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") and (2) certain accounting issues raised by the Act are not addressed by FAS 106, FSP 106-1 allows plan sponsors to elect a one-time deferral of the accounting for the Act. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. Further, even if an entity elects deferral, certain disclosure requirements are still required. The Company is currently evaluating the impact of FSP 106-1, but does not expect a material impact from the adoption of FSP 106-1 on our consolidated financial statements.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk.      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as the Company uses interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Debt supporting finance contracts is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Item 4:      Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.      The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures are effective and are reasonably designed to alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in its reports filed or submitted under the Exchange Act.

      During the quarter ended March 31, 2004, there has been no change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      In March 2004, IKON's Board of Directors approved a new share repurchase program to begin immediately, authorizing management to purchase up to $250,000,000 of IKON's outstanding common stock. At that time, there were 147,696,452 common shares outstanding. This program will remain in effect until the $250,000,000 repurchase limit is reached; however, it may be discontinued at any time. As of March 31, 2004, no shares have been repurchased in conjunction with this program.

Item 6:	Exhibits and Reports on Form 8-K

a)	Exhibits

	2.1	First Amendment dated March 31, 2004 to the Asset Purchase Agreement dated December 10, 2003, between IKON Office Solutions, Inc. and General Electric Capital Corporation, as filed as Exhibit 2.1 to IKON's Form 8-K dated April 6, 2004, is incorporated herein by reference.

	2.2	Asset Purchase Agreement dated as of March 31, 2004, between IKON Office Solutions, Inc., an Ontario corporation, and Heller Financial Canada, as filed as Exhibit 2.2 to IKON's Form 8-K dated April 6, 2004, is incorporated herein by reference.

	10.1	Program Agreement dated March 31, 2004, between IKON Office Solutions, Inc. and General Electric Capital Corporation, as filed as Exhibit 10.1 to IKON's Form 8-K dated April 6, 2004, is incorporated herein by reference.

	10.2	Amendment Number 2004-1, dated as of January 20, 2004, to the IKON Office Solutions, Inc. Executive Deferred Compensation Plan.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

On January 29, 2004, the Company filed a current report on Form 8-K to file, under Items 7 and 12 of the Form, information contained in its press release dated January 29, 2004 regarding its results for the first quarter of fiscal 2004.

On March 30, 2004, the Company filed a current report on Form 8-K to file, under Items 5 and 7 of the Form, information contained in its press release dated March 29, 2004 regarding a tender offer of the Company's 7.25% notes due June 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: May 14, 2004	/s/ William S. Urkiel William S. Urkiel Senior Vice President and Chief Financial Officer