Form 10-Q
period 2004-06-30
IKON OFFICE SOLUTIONS INC
filed 2004-08-16
CIK 3370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
           June 30, 2004 or

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2004:

Common Stock, no par value                                                                                                             146,080,247 shares

IKON Office Solutions, Inc.

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Item 2. Item 3. Item 4.	Financial Statements

     Consolidated Balance Sheets - June 30, 2004 (unaudited) and September 30, 2003

     Consolidated Statements of Income - Three and nine months ended June 30, 2004 and 2003 (unaudited)

     Consolidated Statements of Cash Flows - Nine months ended June 30, 2004 and 2003 (unaudited)

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

SIGNATURES

FORWARD-LOOKING INFORMATION

                 IKON Office Solutions, Inc. ("we", "us", "our", "IKON", or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements include, but are not limited to, statements regarding the following (and certain other matters discussed in greater detail herein): the expected impact and use of proceeds from the transactions between IKON and General Electric Capital Corporation ("GE") and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada, including without limitation the servicing functions, facilities, systems and processes; core business growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; earnings, revenue, cash flow, margin, and cost-savings projections; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; the implementation, timing and cost of the e-IKON initiative; anticipated growth rates in the digital monochrome and color equipment and outsourcing industries; the effect of foreign currency exchange risk; the reorganization of the Company's business segments and the anticipated benefits of operational synergies related thereto; the Company's ability to finance its current operations and its growth initiatives; and existing or future vendor relationships. Although IKON believes the expectations contained in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. References herein to "we," "us," "our," "IKON," or the "Company" refer to IKON and its subsidiaries unless the context specifically requires otherwise.

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

                 In accordance with the provisions of the Litigation Reform Act, the Company is making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail herein): IKON's ability to successfully integrate its equipment distribution business with a third-party vendor finance program, which involves the integration and transition of complex systems and processes; conducting operations in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry and to the Company; delays, difficulties, management transitions and employment issues associated with consolidations and/or changes in business operations, including e-IKON; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal and political issues associated with international operations; the Company's ability to access capital and meet its debt service requirements, including sensitivity to fluctuations in interest rates; and general economic conditions.

                 Competition.     IKON operates in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer service and support. A number of companies worldwide with significant financial resources or customer relationships compete with IKON to provide similar products and services, such as Xerox, Pitney Bowes and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for IKON. Some of our competitors, such as Canon, Ricoh and HP, are also suppliers to IKON of the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that IKON is able to charge in the future for its products and services to be less than it has historically charged. Our future success is based in large part upon our ability to successfully compete in the markets that we currently serve and to expand into additional product and service offerings. These risks could lead to a loss of market share for IKON, resulting in a negative impact on its results of operations.

                 Pricing.     Our ability to succeed is dependent upon our ability to obtain adequate pricing for the equipment, parts, supplies and services we offer. Depending on competitive market factors, the future prices that we can obtain for the equipment, parts, supplies and services we offer may vary from historical levels and may impact our profitability.

                 Vendor Relationships.     IKON's access to equipment, parts, supplies and services depends upon its relationships with, and its ability to purchase these items on competitive terms from its principal vendors, Canon, Ricoh, Konica Minolta, HP, and Océ. IKON has not and does not currently enter into long-term supply contracts with these vendors, and we have no current plans to do so in the future. These vendors are not required to use IKON to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, IKON competes with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on IKON's ability to sell and lease equipment as well as its ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with IKON, or if one of these vendors ceased operations, IKON would be forced to expand its relationship with other vendors, seek out new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability.

                 Sale of U.S. and Canadian Leasing Operations.      In December 2003, IKON entered into a definitive asset purchase agreement (the "U.S. Agreement") with GE to sell certain assets and liabilities of IKON, solely in its capacity as successor to IOS Capital, LLC ("IOSC"), including, without limitation, servicing functions, facilities, systems and processes relating to its U.S. leasing operations. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date IKON and GE executed a program agreement (the "Program Agreement," collectively with the U.S. Agreement, the "U.S. Transaction") to provide for the funding of IKON's lease originations in the United States. On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and wholly-owned subsidiary of IKON ("IKON Canada"), entered into a definitive asset purchase agreement (the "Canadian Agreement") with Heller Financial Canada, an affiliate of GE ("Heller"), to sell certain assets and liabilities of IKON Canada (the "Canadian Leasing Business") and designate Heller to be IKON's preferred lease financing source in Canada. On June 30, 2004, Heller, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership ("GE Canada"), IKON, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation, executed an Assignment and Amendment Agreement to assign Heller's rights and obligations under the Canadian Agreement to GE Canada. The sale of such assets and liabilities was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd. executed a Canadian rider to the Program Agreement (the "Canadian Rider" and together with the U.S. Transaction and Canadian Agreement, the "Transactions") to provide for the funding of IKON's lease originations in Canada.

                 If we are unable to successfully integrate our equipment distribution business with a third party vendor finance program, which involves the integration and transition of complex systems and processes, our liquidity, financial position and results of operations may be adversely affected. In addition, a significant portion of our profits were derived from the leasing operations in the U.S. and Canada. We are entitled to receive certain fees under the Program Agreement and the Canadian Rider in respect of future leases funded by GE, and we currently intend to use the proceeds from the Transactions to, among other things, enhance our core business of document management solutions, reduce our debt and purchase shares of our common stock. However, the ability to attain accretion as a result of the Transactions will depend upon our ability to successfully implement these strategies and the price, timing and quantity of debt reductions and share repurchase activity, as well as other factors that are beyond our control. Our failure to successfully implement these strategies, or the failure of these strategies to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.

                 Liquidity.     On July 29, 2004, the Company obtained a new $200,000,000 secured credit facility (the "New Credit Facility") with a group of lenders. Under the New Credit Facility, revolving loans are available, with certain sub-limits, to the Company and its subsidiaries. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. The amount available under the New Credit Facility is determined by the level of certain assets and open letters of credit of the Company and its subsidiaries. The New Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock in our first-tier foreign subsidiaries, and all of our intangible assets. All security interests related to the New Credit Facility will be shared with the holders of the Company's 7.25% notes due 2008 (the "2008 Notes").

                 The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The New Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007 and April 2007 if the 5% convertible notes due 2007 (the "Convertible Notes") have not been converted to equity or refinanced, and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including unused capacity under the New Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000,000. The New Credit Facility contains certain financial covenants relating to: (i) corporate leverage ratios; (ii) a consolidated interest coverage ratio; (iii) a consolidated asset coverage ratio; (iv) consolidated net worth ratios; (v) limitations on the Company's capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the New Credit Facility, share repurchases are permitted up to $150,000,000 until September 2005. Beginning October 1, 2005, the Company is permitted to repurchase shares and pay dividends up to 50% of our annual net income. The New Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

                 Operational Efficiencies.     IKON's ability to improve its profit margins is largely dependent on the success of its initiatives to streamline its infrastructure and drive operational efficiencies across IKON. Such initiatives, which include e-IKON and Six Sigma, focus on strategic priorities such as process improvement, organizational development and asset management. e-IKON is a comprehensive, multi-year initiative to centralize operational support functions and re-design enterprise-wide processes under the Oracle E-Business Suite. As a result of resources being reallocated from marketplace level development to operations to accelerate productivity in supply chain and customer care support and to ensure that operational implications of the Transactions are fully addressed, the implementation of e-IKON in the remaining marketplaces and customer care centers will not occur until after 2004. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process - starting from the customer's vantage point - so that defects in the process are effectively eliminated. IKON's ability to improve its profit margins through the implementation of these initiatives is dependent upon certain factors that IKON cannot entirely control, including the implementation and transition costs and expenses associated with the initiatives. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved margins, could have a material adverse effect on our liquidity, financial position and results of operations.

                International Operations.     IKON operates in eight countries outside of the United States. Approximately 17% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Political or economic instability in Canada or the United Kingdom could have a material adverse impact on our liquidity, financial position and results of operations. IKON's future revenues, costs of operations and profits could be affected by a number of factors related to its international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Canadian Dollar, British Pound or Euro vis-á-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

                New Product Offerings.     Our business is driven primarily by customers' needs and demands and by the products developed and manufactured by third parties. Because IKON distributes products developed and manufactured by third parties, IKON's business would be adversely affected if its suppliers fail to anticipate which products or technologies will gain market acceptance or if IKON cannot sell these products at competitive prices. IKON cannot be certain that its suppliers will permit IKON to distribute their newly developed products, or that such products will meet our customers' needs and demands. Additionally, because some of our principal competitors design and manufacture new technology, those competitors may have a competitive advantage over IKON. To successfully compete, IKON must maintain an efficient cost structure, an effective sales and marketing team and offer additional services that distinguish IKON from its competitors. Failure to execute these strategies successfully could result in reduced market share for IKON or could have an adverse effect on our results of operations.

PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

IKON Office Solutions, Inc.
Consolidated Balance Sheets

(in thousands)	June 30, 2004 (unaudited)	September 30, 2003

Assets
Cash and cash equivalents	$438,738	$360,030
Restricted cash	94,719	165,264
Accounts receivable, less allowances of: June 30, 2004 - $19,958;
September 30, 2003 - $14,258	741,730	560,250
Finance receivables, less allowances of: June 30, 2004 - $2,535;
September 30, 2003 - $20,467	457,837	1,205,122
Inventories	270,051	224,344
Prepaid expenses and other current assets	82,207	103,346
Deferred taxes	44,142	44,142

Total current assets	2,129,424	2,662,498

Long-term finance receivables, less allowances of: June 30, 2004 -
$4,707; September 30, 2003 - $38,010	868,741	2,370,872

Equipment on operating leases, net of accumulated depreciation of:
June 30, 2004 - $77,454; September 30, 2003 - $93,607	68,637	103,483

Property and equipment, net of accumulated depreciation of:
June 30, 2004 - $317,574; September 30, 2003 - $299,178	164,475	177,692

Goodwill, net	1,281,759	1,258,376

Other assets	124,146	66,586

Total Assets	$4,637,182	$6,639,507

Liabilities and Shareholders' Equity
Current portion of corporate debt	$62,522	$6,485
Current portion of debt supporting finance contracts	502,900	1,445,177
Notes payable	1,388	4,041
Trade accounts payable	205,469	245,661
Accrued salaries, wages and commissions	96,225	117,051
Deferred revenues	122,597	143,518
Taxes payable	55,943	62,509
Other accrued expenses	159,746	212,934
Payable from the divestiture of business (note 2)	265

Total current liabilities	1,207,055	2,237,376

Long-term corporate debt	741,343	419,020

Long-term debt supporting finance contracts	463,857	1,563,538

Deferred taxes	272,318	482,623

Other long-term liabilities	237,553	301,498

Commitments and contingencies

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares; issued: June
30, 2004-149,881 shares; September 30, 2003 - 149,982 shares;
outstanding: June 30, 2004 - 146,162 shares; September 30, 2003-
146,368 shares	1,014,832	1,015,706
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Deferred compensation	208
Unearned compensation	(1,887)	(2,514)
Retained earnings	744,085	696,150
Accumulated other comprehensive loss	(13,286)	(60,791)
Cost of common shares in treasury: June 30, 2004 - 3,168 shares;
September 30, 2003-2,942 shares	(28,896)	(13,099)

Total Shareholders' Equity	1,715,056	1,635,452

Total Liabilities and Shareholders' Equity	$4,637,182	$6,639,507

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30		Nine Months Ended June 30

(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues
Net sales	$514,098	$489,618	$1,452,879	$1,467,652
Services	607,247	591,650	1,791,992	1,758,472
Finance income	41,827	97,211	239,097	289,118

	1,163,172	1,178,479	3,483,968	3,515,242

Costs and Expenses
Cost of goods sold	366,881	347,780	1,032,872	1,021,225
Services costs	350,581	340,709	1,060,187	1,032,432
Finance interest expense	11,473	36,429	80,747	112,092
Selling and administrative	373,995	389,736	1,133,683	1,151,430
(Gain) loss from divestiture of businesses (note 2)	(698)		11,427

	1,102,232	1,114,654	3,318,916	3,317,179

Operating income	60,940	63,825	165,052	198,063
Loss from early extinguishment of debt, net	32,687	27,454	35,906	26,204
Interest expense, net	15,175	12,765	34,922	37,583

Income before taxes on income	13,078	23,606	94,224	134,276
Taxes on income	4,937	8,911	28,245	50,689

Net income	$8,141	$14,695	$65,979	$83,587

Basic earnings per common share	$0.06	$0.10	$0.45	$0.58

Diluted earnings per common share	$0.05	$0.10	$0.43	$0.54

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30

(in thousands)	2004	2003

Cash Flows from Operating Activities
Net income	$65,979	$ 83,587
Additions (deductions) to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	63,052	78,437
Amortization	7,877	6,830
Loss from divestiture of businesses	11,427
Provision for losses on accounts receivable	13,714	11,818
Deferred income taxes	(210,306)	45,709
Provision for lease default reserves	32,352	48,745
Pension expense	38,281	28,386
Loss from early extinguishment of debt	35,906	26,204
Changes in operating assets and liabilities, net of divestiture of businesses:
Increase in accounts receivable	(219,582)	(51,724)
(Increase) decrease in inventories	(43,296)	39,686
Increase in prepaid expenses and other current assets	(14,060)	(23,742)
Decrease in accounts payable, deferred revenues and accrued expenses	(224,284)	(170,343)
Decrease in accrued restructuring	(2,984)	(9,109)
Other	(4,080)	10,338

Net cash (used in) provided by operating activities	(450,004)	124,822

Cash Flows from Investing Activities
Proceeds from divestiture of businesses (note 2)	1,849,148
Proceeds from sale of finance receivables (note 13)	162,498
Expenditures for property and equipment	(25,174)	(58,054)
Expenditures for equipment on operating leases	(39,497)	(46,294)
Proceeds from sale of property and equipment	5,013	20,954
Proceeds from sale of equipment on operating leases	11,911	11,460
Finance receivables - additions	(951,212)	(1,204,493)
Finance receivables - collections	1,041,987	1,137,695
Other	(7,982)	(4,012)

Net cash provided by (used in) investing activities	2,046,692	(142,744)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	606	28,423
Short-term corporate debt repayments, net	(2,700)	(14,102)
Repayment of other borrowings	(59,997)
Long-term corporate debt repayments	(327,454)	(150,765)
Debt supporting finance contracts - issuances	337,070	2,091,692
Debt supporting finance contracts - repayments	(1,436,277)	(1,937,758)
Dividends paid	(17,679)	(17,340)
Decrease (increase) in restricted cash	1,128	(50,630)
Proceeds from option exercises and sale of treasury shares	8,125	2,726
Purchase of treasury shares	(25,841)	(515)

Net cash used in financing activities	(1,523,019)	(48,269)

Effect of exchange rate changes on cash and cash equivalents	5,039	1,223

Net increase (decrease) in cash and cash equivalents	78,708	(64,968)
Cash and cash equivalents at beginning of year	360,030	271,816

Cash and cash equivalents at end of period	$438,738	$ 206,848

See notes to condensed consolidated financial statements.

IKON Office Solutions, Inc.
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share amounts)
(unaudited)

Note 1:     Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of IKON Office Solutions, Inc. and its subsidiaries (the “Company,” “IKON,” “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

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

      If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	2003	2004	2003

Net income, as reported	$ 8,141	$ 14,695	$ 65,979	$ 83,587
Pro forma effect of expensing stock based
compensation plans using the fair value method	(1,513)	(1,466)	(4,857)	(4,311)

Net income, as adjusted	$ 6,628	$ 13,229	$ 61,122	$ 79,276

Basic earnings per common share:
As reported	$ 0.06	$ 0.10	$ 0.45	$ 0.58
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)	(0.03)	(0.03)

Basic earnings per common
share, as adjusted	$ 0.05	$ 0.09	$ 0.42	$ 0.55

Diluted earnings per common share:
As reported	$ 0.05	$ 0.10	$ 0.43	$ 0.54
Pro forma effect of expensing stock based
compensation plans using fair value method	(0.01)	(0.01)	(0.03)	(0.03)

Diluted earnings per common
share, as adjusted	$ 0.04	$ 0.09	$ 0.40	$ 0.51

Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

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

Note 2:      Divestiture of North American Leasing Operations

      United States

      On December 10, 2003, the Company entered into a definitive asset purchase agreement, as amended by the First Amendment dated March 31, 2004, (the "U.S. Agreement"), with General Electric Capital Corporation ("GE") pursuant to which, among other things, IKON agreed to sell to GE certain assets and liabilities of IKON, solely in its capacity as successor to IOS Capital, LLC ("IOSC"), including servicing functions, facilities, systems and processes relating to its U.S. leasing operations. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004. In addition, IKON and GE executed a program agreement on March 31, 2004 (the "Program Agreement," and together with the U.S. Agreement, the "U.S. Transaction"). During the initial five-year term of the Program Agreement, IKON will receive an origination fee on all new leases underwritten by GE and income from the sharing of residual value gains on certain leases and lease default reserve recoveries. In addition, IKON will receive a fee from GE for providing exclusive services for lease generation in the U.S. (the "Preferred Fees"). The term of the Program Agreement may be renewed by IKON for a subsequent three or five-year period during which IKON will be entitled to origination fees and income from the sharing of residual value gains on certain leases and lease default reserve recoveries, but not the Preferred Fees.

      During 2004, the Company received from GE, $1,689,967 of proceeds from the U.S. Transaction, subject to final closing adjustments that may result from a closing balance sheet audit. Immediately following the closing, GE repaid, on the Company's behalf, $796,070 of outstanding balances under the Company's U.S. asset securitization conduit financing agreements (the "U.S. Conduits") from the proceeds of the U.S. Transaction. The proceeds from the U.S. Transaction and the repayment of the U.S. Conduits have been presented as if the Company made the repayment of the U.S. Conduits directly to the lenders in the Company's consolidated statement of cash flows for the nine months ended June 30, 2004.

      In addition to the repayment of the U.S. Conduits, the Company will continue to use any additional proceeds from the U.S. Transaction to repay debt, repurchase shares, and invest in the Company's growth initiatives.

      The Company incurred a loss in the second quarter of $12,125 from the U.S. Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the U.S. Transaction.

      Canada

      On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and wholly-owned subsidiary of IKON ("IKON Canada"), entered into a definitive asset purchase agreement (the "Canadian Agreement") with Heller Financial Canada, an affiliate of GE ("Heller"), to sell certain assets and liabilities of IKON Canada (the "Canadian Leasing Business") and designate Heller to be IKON's preferred lease financing source in Canada. On June 30, 2004, Heller, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership ("GE Canada"), IKON, and IKON Office Solutions Northern Ltd. executed an Assignment and Amendment Agreement, to assign Heller's rights and obligations under the Canadian Agreement to GE Canada. The sale of such assets and liabilities was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation, executed a Canadian rider to the Program Agreement (the "Canadian Rider," and together with the Canadian Agreement, the "Canadian Transaction") to provide for the funding of IKON's lease originations in Canada. During the initial five-year term of the Canadian Rider, IKON will receive an origination fee on all new leases underwritten by GE. The term of the Canadian Rider may be renewed by IKON for a subsequent three or five-year period.

      On June 30, 2004, the Company received from GE, $159,445 of initial proceeds from the Canadian Transaction, subject to final closing adjustments, including, without limitation, the impact on proceeds from changes in the sold lease portfolio occurring between February 29, 2004 and June 30, 2004. As a result, the Company has estimated a liability to GE of approximately $265, which is recorded as "Payable from the Divestiture of Business" in the unaudited consolidated balance sheet at June 30, 2004.

      Immediately following the closing of the Canadian Transaction, GE repaid, on the Company's behalf, $63,677 of outstanding balances under the Company's Canadian asset securitization conduit financing agreement (the "Canadian Conduit") from the proceeds of the Canadian Transaction. The proceeds from the Canadian Transaction and the repayment of the Canadian Conduit have been presented as if the Company made the repayment of the Canadian Conduit directly to the lender in the Company's consolidated statement of cash flows for the nine months ended June 30, 2004.

      The Company incurred a gain of $698 during the third quarter from the Canadian Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Canadian Transaction.

      The U.S. and Canadian Transactions (collectively, the "Transactions") qualify as a sale of businesses under the applicable accounting literature; however, due to the significant continuing involvement by the Company under the Program Agreement and the Canadian Rider, the sale of the U.S. and Canadian leasing businesses do not qualify as discontinued operations.

      Under the Transactions, GE assumes substantially all risks related to lease defaults for both the retained and sold lease receivables.

Note 3:      Taxes on Income

      The Company recorded a tax benefit of $4,720 during fiscal 2004, associated with the reversal of valuation allowances as a result of the tax gain generated by the U.S. Transaction described in note 2 which will allow for utilization of the state net operating loss carryovers during fiscal 2004 and fiscal 2005.

      In addition, the Company recorded a tax benefit of $2,603 during fiscal 2004, associated with the reversal of valuation allowances as a result of improved financial performance achieved by the Company's Canadian operations which will allow for utilization of the Canadian net operating loss carryovers prior to expiration dates in future periods.

Note 4:     Goodwill

      The Company has identified the following reporting units and associated goodwill:

	IKON North America Equipment Sales and Service Business	IKON North America Document Service Business	IKON Europe	Total

Goodwill at September 30, 2003	$ 864,035	$ 79,938	$ 314,403	$ 1,258,376

Translation adjustment	(1,146)		24,529	23,383

Goodwill at June 30, 2004	$ 862,889	$ 79,938	$ 338,932	$ 1,281,759

      The IKON North America Equipment Sales and Service Business and the IKON North America Document Service Business reporting units comprise the IKON North America operating segment.

Note 5:      Notes Payable and Long-term Debt

      Notes payable and long-term debt consisted of:

	June 30, 2004	September 30, 2003

Outstanding corporate debt
Bond issues	$412,022	$415,906
Convertible subordinated notes *	290,000
Notes payable *	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	8,396	13,640

	805,253	429,546
Less: Current maturities	63,910	10,526

	$741,343	$419,020

Outstanding debt supporting finance contracts
Convertible subordinated notes *		$300,000
Notes payable *		384,714
Lease-backed notes	$814,205	1,563,215
Asset securitization conduit financing	135,070	718,939
Notes payable to banks	17,482	41,847

	966,757	3,008,715
Less: Current maturities	502,900	1,445,177

	$463,857	$1,563,538

      * On March 31, 2004, the convertible subordinated notes and notes payable presented at September 30, 2003 were reclassified from debt supporting finance contracts to corporate debt as a result of the U.S. Transaction.

Debt

      During the nine months ended June 30, 2004, the Company early extinguished the following notes payable and convertible debt:

	Principal Amount Repurchased	Settlement Amount

Bond issue at stated rate of 9.75%, notes due 2004	$ 7,500	$ 7,628
Bond issue at stated rate of 7.25%, notes due 2008	255,165	282,611
Bond issue at stated rate of 6.75%, notes due 2004	3,963	4,100
Convertible notes at stated rate of 5.00%, due 2007	10,000	10,300

	$ 276,628	$ 304,639

      As a result of these repurchases and the termination of the U.S. Conduits and the $300,000 unsecured credit facility (the "Credit Facility") discussed below, the Company recognized a loss, including the write-off of unamortized costs, of $35,906, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2004.

      In addition to the early extinguishment of $7,500 of the 9.75% notes due 2004 (the "2004 Notes"), the Company repaid the outstanding $27,214 balance of the 2004 Notes upon maturity in June 2004. Prior to the third quarter of fiscal 2004, $32,714 was held in escrow to defease the outstanding balance of the 2004 Notes and was included in restricted cash on the Company's balance sheet.

      During the nine months ended June 30, 2004, the Company repaid $1,436,277 of debt supporting finance contracts and received $337,070 from the issuance of related debt instruments.

      Immediately following the closing of the U.S. and Canadian Transactions, GE repaid on the Company's behalf, $796,070 and $63,677 of outstanding balances under the Company's U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if the Company made the repayments of the U.S. and Canadian Conduits directly to the lenders in the Company's consolidated statement of cash flows for the nine months ended June 30, 2004. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively. During the nine months ended June 30, 2004, the Company pledged or transferred $361,952 and $14,278 in financing lease receivables for $306,134 and $12,136 in cash in connection with the U.S. and Canadian Conduits, respectively.

      As of June 30, 2004, IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom, had approximately $17,610 available under their revolving asset securitization conduit financing agreement (the "U.K. Conduit"). During the nine months ended June 30, 2004, the Company pledged or transferred $165,960 in financing lease receivables for $134,380 in cash in connection with the U.K. Conduit.

Credit Facility

      The Company terminated the Credit Facility on March 31, 2004. On July 29, 2004, the Company obtained a new $200,000 secured credit facility (the "New Credit Facility") with a group of lenders. Under the New Credit Facility, revolving loans are available, with certain sub-limits, to the Company and its subsidiaries. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. The amount available under the New Credit Facility is determined by the level of certain assets and open letters of credit of the Company and its subsidiaries. The New Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock in our first-tier foreign subsidiaries, and all of our intangible assets. All security interests related to the New Credit Facility will be shared with the holders of the Company's 7.25% notes due 2008 (the "2008 Notes").

                 The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The New Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007 and April 2007 if the 5% convertible notes due 2007 (the "Convertible Notes") have not been converted to equity or refinanced, and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including unused capacity under the New Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The New Credit Facility contains certain financial covenants relating to: (i) corporate leverage ratios; (ii) a consolidated interest coverage ratio; (iii) a consolidated asset coverage ratio; (iv) consolidated net worth ratios; (v) limitations on the Company's capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the New Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning October 1, 2005, the Company is permitted to repurchase shares and pay dividends up to 50% of our annual net income. The New Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Letters of Credit

      The Company has certain commitments available to it in the form of standby letters of credit. As of June 30, 2004, the Company had $34,621 of standby letters of credit. These letters of credit were supported by the Credit Facility prior to its termination. The Company deposited $34,729 into an escrow account as collateral for outstanding letters of credit until the New Credit Facility, described above, was established. The cash collateral is recorded in restricted cash in the Company's balance sheet as of June 30, 2004.

Credit Ratings

      As of June 30, 2004, the credit ratings on the Company's senior unsecured debt were designated Ba2 with stable outlook by Moody's Investor Services and BB with stable outlook by Standard and Poor's.

Note 6:      Share Repurchases

      In March 2004, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization. During the third quarter of 2004, the Company repurchased 2,272 shares of IKON's outstanding common stock for $25,409, leaving $224,591 remaining for share repurchases under the 2004 Board authorization. Under the terms of the New Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning October 1, 2005, the Company is permitted to repurchase shares and pay dividends up to 50% of our annual net income.

Note 7:      Comprehensive (Loss) Income

      Total comprehensive income is as follows:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	2003	2004	2003

Net income	$ 8,141	$ 14,695	$ 65,979	$ 83,587
Foreign currency translation adjustments	(12,821)	34,276	35,369	40,737
Gain on derivative financial instruments, net
of tax expense of: $890 and $1,293
for the three months ended June 30, 2004 and 2003,
respectively; $6,836 and $5,430 for the nine
months ended June 30, 2004 and 2003, respectively	1,567	1,939	12,136	8,938

Total comprehensive (loss) income	$ (3,113)	$ 50,910	$ 113,484	$ 133,262

      The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability and derivative financial instruments included in accumulated other comprehensive loss in the consolidated balance sheets were $59,246, $(72,740) and $209, respectively, at June 30, 2004 and $23,876, $(72,740) and $(11,927), respectively, at September 30, 2003.

Note 8:      Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	2003	2004	2003

Numerator:
Numerator for basic earnings per common share -
Net income	$ 8,141	$ 14,695	$ 65,979	$ 83,587
Effect of dilutive securities: Interest expense
on convertible notes, net of tax			6,959	6,984

Numerator for diluted earnings per common share - net income plus assumed conversion	$ 8,141	$ 14,695	$ 72,938	$ 90,571

Denominator:
Denominator for basic earnings per common share
- weighted average common shares	147,657	145,201	147,202	144,614
Effect of dilutive securities:
Convertible notes			19,870	19,960
Employee stock awards	355	335	341	283
Employee stock options	2,519	2,429	2,681	2,423

Dilutive potential common shares	2,874	2,764	22,892	22,666

Denominator for diluted earnings per common share - adjusted weighted average	150,531	147,965	170,094	167,280

Basic earnings per common share	$ 0.06	$ 0.10	$ 0.45	$ 0.58

Diluted earnings per common share	$ 0.05	$ 0.10	$ 0.43	$ 0.54

      The Company accounts for the effect of its Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for the third quarter of fiscal 2004 and 2003 excludes the assumed conversion of the Convertible Notes because the impact is antidilutive.

      Options to purchase 3,022 shares of common stock at $11.62 to $46.59 per share were outstanding during the third quarter of fiscal 2004 and options to purchase 6,477 shares of common stock at $8.30 to $46.59 per share were outstanding during the third quarter of fiscal 2003, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

      Options to purchase 5,230 shares of common stock at $11.22 to $46.59 per share were outstanding during the first nine months of fiscal 2004 and options to purchase 8,322 shares of common stock at $7.75 to $46.59 per share were outstanding during the first nine months of fiscal 2003, but were not included in the computation of diluted earnings per common share because the options’ prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Note 9:      Segment Reporting

      The table below presents segment information for the three months ended June 30, 2004 and 2003:

	IKON North America	IKON Europe	Corporate/ Operations	Total

Three Months Ended June 30, 2004
Net sales	$ 442,694	$ 71,404		$ 514,098
Services	550,519	56,728		607,247
Finance income	35,369	6,458		41,827
Finance interest expense	9,460	2,013		11,473
Gain from divestiture of business	698			698
Operating income (loss)	150,248	6,179	$ (95,487)	60,940
Interest expense, net			15,175	15,175
Income before taxes on income				13,078

Three Months Ended June 30, 2003
Net sales	$ 425,861	$ 63,757		$ 489,618
Services	537,808	53,842		591,650
Finance income	91,432	5,779		97,211
Finance interest expense	35,127	1,302		36,429
Operating income (loss)	134,777	7,044	$ (77,996)	63,825
Interest expense, net			12,765	12,765
Income before taxes on income				23,606

      The table below presents segment information for the nine months ended June 30, 2004 and 2003:

	IKON North America	IKON Europe	Corporate/ Operations	Total

Nine Months Ended June 30, 2004
Net sales	$ 1,242,253	$ 210,626		$ 1,452,879
Services	1,623,002	168,990		1,791,992
Finance income	219,954	19,143		239,097
Finance interest expense	75,512	5,235		80,747
Loss from divestiture of businesses	11,427			11,427
Operating income (loss)	422,487	17,379	$ (274,814)	165,052
Interest expense, net			34,922	34,922
Income before taxes on income				94,224

Nine Months Ended June 30, 2003
Net sales	$ 1,279,102	$ 188,550		$ 1,467,652
Services	1,601,882	156,590		1,758,472
Finance income	272,018	17,100		289,118
Finance interest expense	107,299	4,793		112,092
Operating income (loss)	419,888	19,256	$ (241,081)	198,063
Interest expense, net			37,583	37,583
Income before taxes on income				134,276

      The Company reports information about its operating segments according to the “management approach.” The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company's reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, distributed printing, facilities management, legal document solutions, business imaging services and other office equipment and services, as well as customized workflow and imaging application development. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer support.

Note 10:      Contingencies

Environmental Matters

      The Company is involved in a number of environmental remediation actions to investigate and clean up certain sites related to its discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management's estimate because of these uncertainties, the Company had accrued balances, included in other long-term liabilities in the Company's consolidated balance sheets, of $7,630 and $7,913 as of June 30, 2004 and September 30, 2003, respectively, for its environmental liabilities, and the accrual is based on management's best estimate of the aggregate environmental remediation exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to the Company, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on the Company's consolidated financial statements.

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

      During fiscal 2004 and 2003, the Company did not incur any expenses for environmental capital projects, but incurred various expenses in conjunction with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the nine months ending June 30, 2004 and 2003, these expenses were $282 and $437, respectively. All expenses were charged against the related environmental accrual. The Company will continue to incur expenses in order to comply with its obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.

Black Lung & Worker's Compensation Matters

      The Company has an accrual related to black lung and worker's compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company ("B&T"). B&T owned and operated coal mines throughout Pennsylvania. IKON sold B&T in 1986. In connection with the sale, IKON entered into a financing agreement with B&T whereby IKON agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and worker's compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, IKON reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a worker's compensation trust to handle the administration of all black lung and worker's compensation claims relating to B&T. IKON now reimburses the trusts for 95% of the costs and expenses incurred by the trusts for black lung and worker's compensation claims. As of June 30, 2004 and September 30, 2003, the Company's accrual for black lung and worker's compensation liabilities related to B&T was $13,779 and $15,515, respectively.

Tax Matters

      The Company received notice of possible additional taxes due related to international matters. The Company believes they will not materially affect the consolidated financial statements of the Company.

Guarantees

      As a result of the U.S. Transaction, the Company has agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the Company would be required to reimburse GE. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectable. In the event that all lease receivables for which the Company has indemnified GE become uncollectable, the maximum potential loss the Company could incur as a result of these indemnifications at June 30, 2004 was $249,295. Based on the Company's analysis of historical losses for these types of leases, the Company has recorded reserves totaling approximately $664 at June 30, 2004. The equipment leased to the customers related to the above indemnifications, represents collateral in which the Company would be entitled to recover and could be remarketed by IKON. No specific recourse provisions exist with other parties related to assets sold under the U.S. Agreement.

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

Note 11:      Financial Instruments

      As of June 30, 2004, all of the Company’s derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2004, unrealized gains totaling $12,136, after taxes, were recorded in accumulated other comprehensive loss.

Note 12:      Pension

      The Company sponsors defined benefit pension plans for the majority of its employees. The benefits generally are based on years of service and compensation. The Company funds at least the minimum amount required by government regulations.

      The components of the net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended June 30		Nine Months Ended June 30

	2004	2003	2004	2003

Service cost	$ 8,242	$ 6,960	$ 24,740	$ 20,772
Interest cost on projected benefit obligation	8,370	7,790	25,103	23,315
Expected return on plan assets	(6,737)	(6,113)	(20,200)	(18,286)
Amortization of net obligation (asset)	9	(305)	27	(915)
Amortization of prior service cost	143	143	430	430
Recognized net actuarial loss	2,729	1,025	8,181	3,070

Net periodic benefit cost	$ 12,756	$ 9,500	$ 38,281	$ 28,386

      The Company expected to contribute $15,900 to the plans during the year ended September 30, 2004. As of June 30, 2004, $83,400 of contributions had been made, including a special contribution of $75,000. The Company expects to contribute an additional $7,700 to the plans during the remainder of fiscal 2004.

      All U.S. employees hired on or after July 1, 2004 are not eligible to participate in the U.S. defined benefit pension plan.

Note 13:      Sale of Lease Receivables

       Under the Program Agreement and the Canadian Rider, from time to time the Company may sell customer lease receivables. The Company does not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depends in part on the previous carrying amount of the financial assets involved in the transfer. The Company estimates fair value based on the present value of future expected cash flows using management's best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.

      During the third quarter 2004, the Company sold lease receivables totaling $162,498 for cash proceeds in transactions to GE representing leases that were accrued by IOSC at March 31, 2004 and sold to GE. In those transactions, GE will service the lease receivables and we will not retain any interest in the assets.

       No material gain resulted from these transactions.

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

      References herein to "IKON", the "Company", "we", "us", or "our" refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

Executive Summary

      IKON integrates imaging systems and services that help businesses manage document workflow and increase efficiency. We are the world's largest independent distribution channel for copier and printer technologies and multi-functional products, offering best-in-class systems from leading manufacturers such as Canon, Ricoh, Konica Minolta, HP and Océ and service support through our team of over 7,000 service professionals worldwide. We also represent the industry's broadest portfolio of document management services, including: outsourcing and professional services, on-site copy and mailroom management, fleet management, off-site digital printing solutions, and customized workflow and imaging application development. We have approximately 600 locations worldwide, including locations in the United States, Canada, Mexico, the United Kingdom, France, Germany, Ireland, Denmark and the Netherlands.

      Success factors we believe are critical to our business include building solid growth initiatives to expand our market reach, developing a highly responsive and cost efficient infrastructure, and achieving greater financial flexibility to ensure we can return value to our shareholders and respond more aggressively to new market opportunities.

      In order to build solid growth initiatives and expand our market reach, our long-term strategy involves enhancing our supplier relationships, expanding our sales channels, and improving our overall business mix. Recognizing our role as a major sales and service channel to our suppliers, we are enhancing those relationships to target new customer and geographic opportunities, launch new products, develop IKON exclusive offerings, and ensure that our execution in the field is effective. The national account program and the metro market initiatives are two of the Company's most important market expansion strategies. The national account program targets multi-million dollar long-term contracts with Fortune 1000 and large regional companies. Our revenues from the national account program grew by over 100% compared to the third quarter of 2003, with several significant new customer wins made during fiscal 2004. The metro market initiative is designed to expand the Company's presence in major cities where we had not aggressively marketed in the past. In improving our overall business mix, we are focusing on higher growth technologies such as color and high-end black & white production, which are two important drivers to fuel aftermarket supplies and service revenues. In color, we experienced a 50% increase from the third quarter of fiscal 2003 as higher quality and more affordably priced products introduced by both Canon and Ricoh throughout fiscal 2003 continue to drive the acceptance of color into the workplace. Our strong product mix from industry leaders including Canon, Ricoh, and the IKON CPP 8050 we co-branded with Konica Minolta, continue to see increased placements in both color and high-end black & white equipment. In services, we recently announced the formation of the Enterprise Services group which is made up of our Customer Service group, Managed Services, and Professional Services. Enterprise Services integrates IKON's document management solutions and services in order to participate in a larger, faster growing, market segment.

      To develop a highly responsive and cost efficient infrastructure, our focus is to maximize the efficiency of our organization through a streamlined infrastructure, comprehensive information technology system, process improvements, and effective asset management. In our effort to streamline our infrastructure, we continue to implement our e-IKON initiative, a process and systems software solution that integrates more than forty of the forty-five Oracle E-Business modules in the U.S. Current e-IKON activity is focused on optimizing supply chain and customer care support, which are two areas of the Company that management believes have the most opportunity in terms of productivity and potential costs savings. As a result of our efforts, our supply chain delivered significantly improved inventory turns of 10.5 for the quarter compared to 9.9 at September 30, 2003. We will continue to place our resources into e-IKON as it represents an area of substantial productivity and cost savings opportunities. Six-Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality and eliminating possible defects in processes. We are seeing some of the first benefits from our initial Six-Sigma projects that are reaching conclusion and we now have one hundred trained "black-belts" in the program targeting measurable financial and process benefits for the Company.

      Closely linked with the success factors described above is our continued drive to achieve greater financial flexibility. During the second quarter of 2004, we announced the completion of our transaction with General Electric Capital Corporation ("GE") in which we sold to GE certain assets and liabilities of IKON (collectively, with the Program Agreement, the "U.S. Transaction"), solely in its capacity as successor to IOS Capital, LLC ("IOSC") including servicing functions, facilities, systems and processes relating to its U.S. leasing operations. In addition, during the third quarter of 2004, we announced the completion of our transaction with GE in which the Company sold certain assets relating the leasing operations of IKON Canada (the "Canadian Transaction," collectively with the U.S. Transaction, the "Transactions") and became IKON's preferred lease financing source in Canada. With the proceeds from the Transactions, during the third quarter of 2004, we tendered $250 million of our 7.25% notes due 2008 (the "2008 Notes") and repurchased $25,400 of shares under our new 2004 $250 million Board authorization. Proceeds from the Transactions will be used in the future to continue to repurchase shares and invest in growth initiatives. As a result of the Transactions and other actions taken by the Company to improve our liquidity, our total debt to capital ratio for the quarter declined to 50.8% from 67.7% compared to the third quarter of 2003. We recently announced our completion of a new $200 million secured credit facility which replaces our terminated $300 million unsecured credit facility with terms more appropriate for the Company's new capital structure.

      For the third quarter of 2004, the Company had revenues of $1.16 billion, representing a slight decrease from the third quarter of 2003. Diluted earnings per share were $0.05, which included a pretax loss of $33 million on the early extinguishment of debt. Refer to "Results of Operations" for further discussion of our quarterly financial statements.

Outlook

       As a result of the U.S. Transaction, finance income declined significantly in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, the Company expects finance income to continue to decline as leases in the retained U.S. and Canadian lease portfolios continue to expire. Fees and profit sharing opportunities resulting from the new alliance with GE, reflected in net sales and services, will only partially replace historically reported finance income. The Company expects earnings per diluted share to be in the range of $.14 to $.17 per diluted share for the fourth quarter and $.70 to $.75 per diluted share for fiscal 2004. The Company has established financial objectives from fiscal 2004 through 2007 (excluding non-recurring items), targeting $5 billion in revenues through organic growth; improvement in operating margins to 6%, to be achieved by the establishment of a more effective selling and administrative structure and a stronger mix of high margin product and service revenues around document management; and earnings per share growth of 8% to 12%.

Critical Accounting Policies

      We have identified below the accounting principles critical to our business and results of operations. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003, and at relevant sections in this discussion and analysis. In addition, we believe our most critical accounting policies include the following:

      Revenue Recognition.     We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a "delivery and acceptance" certificate. The "delivery and acceptance" certificate confirms that the product has been delivered and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a sales or lease contract, and delivery. Generally, the Company does not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Revenues for other services and rentals are recognized in the period performed. The present value of payments due under sales-type lease contracts is recorded as revenue within net sales and cost of goods sold is charged with the book value of the equipment when products are delivered to and accepted by the customer. Finance income is recognized over the related lease term. Fees earned under the Program Agreement and the Canadian Rider with GE are recognized as they are earned.

      Supporting the Company's objective to provide complete solutions to its customers, the Company generally bundles a service agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price list for equipment includes a price range between the manufacturers' suggested retail price ("MSRP") and the minimum price for which our sales force is permitted to sell equipment. The price list for equipment is updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price list for service reflects the price of service charged to customers. The price list for service is updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price list, therefore, is representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

      Goodwill.      IKON evaluates goodwill in accordance with Statement of Financial Accounting Standards ("SFAS 142"). SFAS 142 prescribes a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to its carrying amount to determine impairment. If future discounted cash flows are less favorable than those anticipated, goodwill may be impaired.

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

      Allowances for Receivables.      IKON maintains allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of IKON's customers were to significantly deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required.

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

      Residual Values.      IKON estimates the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment and generally range between 0% to 24% of MSRP, depending on the equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate write-down of the value of the equipment. As a result of the Transactions, this critical accounting policy only affects the Company for residual values on lease receivables of our European operations, U.S. lease receivables retained by the Company after the sale of the Company's U.S. leasing operations, and new leases of IKON North America that are self-funded.

      Other Accounting Policies.      Other accounting polices, not involving the same level of significance as those discussed above, are nevertheless important to an understanding of our financial statements. See note 1 to the consolidated financial statements, Significant Accounting Policies, which discusses other accounting policies.

Results of Operations

      This discussion reviews the results of operations of the Company as reported in the consolidated statements of income. Unless otherwise noted, references to 2004 and 2003 in the section relating to the three months ended June 30, 2004 refer to the three months ended June 30, 2004 and 2003, respectively, and references to 2004 and 2003 in the section relating to the nine months ended June 30, 2004 refer to the nine months ended June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004
Compared to the Three Months Ended June 30, 2003

Revenues

	2004	2003	Change

Net sales	$ 514,100	$ 489,600	5.0%
Services	607,300	591,700	2.6
Finance income	41,800	97,200	(57.0)

	$ 1,163,200	$ 1,178,500	(1.3) %

      The decrease in revenues of 1.3% compared to 2003, which includes a currency benefit of 1.1% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income, offset by increases in net sales and services.

      Net sales includes revenues from the sale of copier/printer multi-function equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 1.4%. Equipment revenue, which comprises approximately 90% of the Company's net sales mix, increased by 8.1%, or $34,900, compared to 2003, due to the net impact of the new relationship with GE and continued growth in color revenues. Revenues generated from the sale of color devices increased by 50% compared to 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 16% in 2003 to approximately 23% in 2004. The Company also experienced growth in black & white production equipment (segment 5 - 6 devices with page outputs greater than 70 pages per minute) of approximately 15%. Sales of black & white production and color devices, a high growth area for the Company, represented 44% of the Company's equipment revenues in 2004 compared to 34% in 2003. These increases were offset by decreases from the sale of black & white office equipment (segment 1 - 4 devices with page outputs less than 70 pages per minute, faxes and other equipment) of approximately 13% compared to 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices. As a percentage of equipment revenue, sales of black & white office equipment (including miscellaneous equipment) represented 56% in 2004 compared to 66% in 2003. The increase in equipment revenue is offset by decreases in supply sales of $9,200 due to lower demand for fax and lower-end copier supplies, and technology hardware of $1,100, when compared to 2003.

      Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Service (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customer's document lifecycles. Other Services includes rental income on operating leases, income from the sharing of residual value gains on certain leases and lease default reserve recoveries with GE, and fees for providing exclusive services for lease generation from GE over the next five years. Services increased by 2.6%, which includes a currency benefit of 0.9%. Services growth was driven by an increase in Professional Services of $6,000, or 39.5%, and the impact of fees received as a result of the new GE relationship including fees for providing exclusive services for lease generation ("Preferred Fees"), which were approximately $12,700 in the third quarter of 2004. The Company expects to earn approximately $50,000 of Preferred Fees annually until the initial term of the Program Agreement terminates on March 31, 2009. These increases were offset by decreases in Customer Service revenues (which are significantly impacted by the level of and mix of copy volumes) of 1.2%, or $4,300, due to the unfavorable impact of price and mix of copy volumes. Rental revenue decreased by $1,200, or 5.8%, compared to 2003 due to the sale of $38,900 of rental assets to GE on March 31, 2004.

      Finance income is generated by IKON's wholly-owned leasing subsidiaries as well as certain lease receivables of IOSC not sold to GE as part of the U.S. Transaction. The decrease in finance income is primarily due to the impact of the sale of $1,868,000 of lease receivables to GE on March 31, 2004 as part of the U.S. Transaction. Accordingly, these lease receivables did not generate finance income for the Company during the third quarter of 2004. Although we will receive finance income under certain leases that will be financed directly by the Company, our total finance income will decrease in future periods as a result of the Transactions. In addition, finance income decreased due to a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. These decreases were partially offset by a currency benefit of 1.8%.

Gross Margin

	2004	2003

Gross margin, net sales	28.6%	29.0%
Gross margin, services	42.3	42.4
Gross margin, finance income	72.6	62.5
Gross margin, total	37.3	38.5

       Total gross margin decreased from 38.5% in 2003 to 37.3% in 2004 due mainly to a lower mix of higher profit finance income compared to 2003 as a result of the U.S. Transaction.

      The gross margin on net sales decreased from 29.0% in 2003 to 28.6% due to lower sales of high-margin used equipment and higher sales to lower-margin national account customers compared to 2003. These decreases were partially offset by increases in gross margin from the net impact of the new relationship with GE and fewer write-offs compared to 2003.

      The gross margin on services decreased slightly compared to 2003 due to a lower mix of Customer Service revenues and was partially offset by the net impact of high margin fees received as a result of the new GE relationship (income from the sharing of residual value gains on certain leases and lease default reserve recoveries as well as the Preferred Fees).

      The gross margin on finance income increased from 62.5% in 2003 to 72.6% in 2004 due to higher-margin European leasing revenues becoming a larger part of the finance income mix in 2004 compared to 2003 and a lower leverage ratio on the U.S. lease receivable portfolio that was retained by the Company. In addition, approximately $8,200 of interest expense was recorded in "Interest expense, net" during 2004 related to debt that was reclassified from debt supporting finance contracts to corporate debt beginning on April 1, 2004. As a result, the gross margin on finance income was positively impacted. Our average cost of debt supporting finance contracts was approximately 2.7% and 5.1% for 2004 and 2003, respectively. Partially offsetting the positive impact of these items was a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. The average financing rate on our lease receivables was approximately 10.5% and 11.0% for 2004 and 2003, respectively.

Other

	2004	2003	Change

Selling and administrative expenses	$ 374,000	$ 389,700	(4.0) %
S&A as a % of revenue	32.2%	33.1%
Gain from divestiture of business	700		100.0
Operating income	60,900	63,800	(4.5)
Loss from early extinguishment of debt	32,700	27,500	18.9
Interest expense, net	15,200	12,800	18.8
Taxes on income	4,900	8,900	(44.9)
Net income	8,100	14,700	(44.9)
Diluted earnings per common share	0.05	0.10	(50.0)

       Selling and administrative expense, which was unfavorably impacted by $3,200 due to foreign currency translation compared to the prior year, decreased by $15,700, or 4.0%, during 2004 compared to 2003, and decreased from 33.1% to 32.2% as a percentage of revenue. These decreases were due to the following:

Net Impact of U.S Transaction

       The net impact of the U.S. Transaction, resulting in a decrease of approximately $15,800, was the largest driver of the change in selling and administrative expense compared to 2003. Approximately $11,600 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the three months ended June 30, 2004. Under the terms of the Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense as a result of the U.S. Transaction was due to the decrease of over 300 employees that were transferred by the Company to GE. Partially offsetting the lease default and headcount decreases were increases in fees paid to GE for servicing the Company's U.S. lease portfolio as well as other corporate costs to support the U.S. Transaction.

Other Selling and Administrative

      Other changes in selling and administrative expense impacting the Company were increases in pension and health care related costs of $1,900 offset by a $3,200 decrease in compensation related expenses, primarily the result of headcount reductions compared to 2003 as the Company continues its efforts to consolidate and centralize certain administrative functions. The impact of headcount reductions on compensation expense was partially offset by higher employee salary levels compared to 2003.

       During the three months ended June 30, 2004, the Company incurred a gain of $700 from the Canadian Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Canadian Transaction.

       Operating income decreased by 4.5% compared to the three months ended June 30, 2003, as a result of the factors discussed above. In addition, interest expense from certain of the Company's borrowings, which had previously been recorded in Finance Interest Expense, were charged to Interest expense, net beginning April 1, 2004. As a result, operating income was favorably impacted by $8,200 as a result of this change during 2004.

       During the three months ended June 30, 2004, the Company recorded a loss from early extinguishment of debt of $32,700, as a result of the repurchases of debt and other financing related actions discussed below under "Debt Structure." During 2003, the Company recorded a loss from the early extinguishment of debt of $27,500, as a result of the repurchase of various debt instruments.

       Interest expense, net, increased by $2,400 as a result of higher corporate debt levels compared to 2003 resulting from the Company's assumption of IOSC's public debt (the 9.75% Notes due 2004 (the "2004 Notes"), 5% convertible notes due 2007 (the "Convertible Notes") and the 2008 Notes; collectively, the "Additional Corporate Debt") as part of the U.S. Transaction. Interest on this debt was reported in Finance Interest Expense prior to April 1, 2004. This change resulted in approximately $8,200 of additional interest expense to be recorded in Interest expense, net compared to 2003. Excluding the impact of the Additional Corporate Debt, Interest expense, net decreased as a result of several debt repurchases made by the Company since June 30, 2003.

       The effective income tax rate was 37.75% for 2004 and 2003, respectively.

       Diluted earnings per common share were $0.05 for the three months ended June 30, 2004 compared to $0.10 for the three months ended June 30, 2003.

Review of Business Segments

IKON North America

	2004	2003	Change

Net sales	$ 442,700	$ 425,900	3.9%
Services	550,600	537,800	2.4
Finance income	35,400	91,400	(61.3)
Finance interest expense	9,500	35,100	(72.9)
Gain from divestiture of business	700		100.0
Operating income	150,200	134,800	11.4

      Approximately 90% of the Company’s revenues are generated by IKON North America (“INA”). As a result, many of the items discussed above regarding the Company are applicable to INA.

      Net sales increased by 3.9% due to the net impact of the new relationship with GE and an increase in copier/printer equipment sales of 7.2%, or $26,900, due to higher average selling prices and more favorable product mix. These increases were offset by a decrease in supplies of $9,900 as a result of lower demand for fax and lower-end copier supplies. Services increased by approximately 2.4%, or $12,800. Services growth was driven by growth in Professional Services and the net impact of fees received as a result of the new GE relationship for providing exclusive services for lease generation, which were approximately $12,700 in the third quarter of 2004. These increases were partially offset by decreases in Customer Services revenues of 2.0%, or $6,800, compared to 2003, due to the unfavorable impact of price and mix of copy volume. Finance income decreased due to the impact of the sale of lease receivables to GE on March 31, 2004 as part of the U.S. Transaction. Accordingly, these lease receivables did not generate finance income for the Company during the third quarter. Finance interest expense decreased due to lower debt supporting finance contracts. The Company incurred a gain of $700 from the divestiture of the Canadian leasing business resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Canadian Transaction. Operating income increased due to an increase in net sales and services, lower selling and administration expense, and a gain on the divestiture of the Canadian leasing business, offset by a decrease in finance income and related expense compared to 2003.

IKON Europe

	2004	2003	Change

Net sales	$ 71,400	$ 63,700	12.1%
Services	56,700	53,900	5.2
Finance income	6,400	5,800	10.3
Finance interest expense	2,000	1,300	53.8
Operating income	6,200	7,000	(11.4)

      Net sales increased as a result of currency benefits of approximately $6,300. Excluding the impact of currency, sales of copier/printer equipment increased by 2.0%, or $1,300 compared to 2003. The increase in sales of copier/printer equipment was experienced in all of IKON's European markets, except France. Services increased as a result of currency benefits of approximately $5,100. Excluding the impact of currency, services declined by 4.2%, due to a decrease in equipment service and outsourcing revenues. Finance income increased as a result of currency benefits of approximately $600. Operating income for 2004 decreased due to an increase in finance interest expense, cost of sales and service costs, offset by a reduction in selling and administration expense of 3.8%, when compared to 2003.

Corporate/Operations

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer support. Operating costs in Corporate/Operations were $95,500 and $78,000 in 2004 and 2003, respectively.

Nine Months Ended June 30, 2004
Compared to the Nine Months Ended June 30, 2003

Revenues

	2004	2003	Change

Net sales	$ 1,452,900	$ 1,467,700	(1.0) %
Services	1,792,000	1,758,500	1.9
Finance income	239,100	289,100	(17.3)

	$ 3,484,000	$ 3,515,300	(0.9) %

      The decrease in revenues of 0.9% compared to 2003, which includes a currency benefit of 1.8% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income and net sales, partially offset by an increase in services.

       Net sales includes revenues from the sale of copier/printer multi-function equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 2.2%. Sales of technology hardware declined by $14,000, compared to the nine months ended 2003, as several large customer relationships were not renewed by the Company for 2004 as we continue to de-emphasize this business. Direct supply sales decreased by approximately 21%, or $26,300, compared to the prior year due to lower demand for fax and lower-end copier supplies. Equipment revenue, which comprises approximately 90% of the Company's net sales mix, increased by approximately 2%, or $25,800, compared to the prior year due mainly to the net impact of the new relationship with GE and continued growth in color revenues. Revenues generated from the sale of color devices increased by 51% compared to 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices in 2003. As a percentage of equipment revenue, color devices increased from approximately 14% in 2003 to approximately 22% in 2004. The Company also experienced growth in black & white production equipment (segment 5 - 6 devices with page outputs greater than 70 pages per minute) of approximately 6%. Sales of black & white production and color devices, a high growth area for the Company, represented 40% of our equipment revenues in 2004 compared to 32% in 2003. These increases were offset by decreases from the sale of black & white office equipment (segment 1 - 4 devices with page outputs less than 70 pages per minute, fax and other equipment) of approximately 12%, compared to 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices and lower average selling prices for these products. As a percentage of equipment revenue, sales of black & white office equipment (including miscellaneous equipment) represented 60% in 2004 compared to 68% in 2003.

       Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Service (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customer's document lifecycles. Other Services includes rental income on operating leases, income from the sharing of residual value gains on certain leases and lease default reserve recoveries with GE, and fees for providing exclusive services for lease generation from GE over the next five years. Services increased by 1.9%, which includes a currency benefit of 1.4%. Excluding this currency benefit, overall services increased approximately 0.5% compared to 2003 due to an increase in Managed Services of $6,400, or 1.2%, and the impact of Preferred Fees of approximately $12,700 compared to 2003. The Company expects to earn approximately $50,000 of Preferred Fees annually until the initial term of the Program Agreement terminates on March 31, 2004. The Company earned no profit related to the completion of a multi-year commercial imaging contract, which accounted for approximately $10,100 of the Managed Services revenue increase but negatively impacted the services gross margin percentage by seventy basis points. Customer Service revenues (which is significantly impacted by the level and mix of copy volumes), decreased by $4,900, or 0.5%, compared to the nine months ended June 30, 2003, due to the unfavorable impact of price and mix of copy volumes. Total copy volume grew by approximately 4.1% compared to 2003. Professional Services, our fastest and most important growth opportunity over the next several years, increased by $6,400, or 13.4%, due to a number of new customer wins during 2004.

      Finance income is generated by IKON's wholly-owned leasing subsidiaries as well as certain lease receivables of IOSC not sold to GE as part of the U.S. Transaction. The decrease in finance income is primarily due to the impact of the sale of $1,868,000 of lease receivables to GE on March 31, 2004 as part of the U.S. Transaction. Accordingly, these lease receivables did not generate finance income for the Company during the third quarter of 2004. Although we will receive finance income under certain leases that will be financed directly by the Company, our total finance income will decrease in future periods as a result of the Transactions. In addition, finance income decreased due to a decrease in the Company's average financing rate charged on our lease receivables compared to 2003. These decreases were partially offset by the impact of growth in the lease portfolio prior to the Transaction and a currency benefit of 2.0%.

Gross Margin

	2004	2003

Gross margin, net sales	28.9%	30.4%
Gross margin, services	40.8	41.3
Gross margin, finance income	66.2	61.2
Gross margin, total	37.6	38.4

       Total gross margin decreased from 38.4% in 2003 to 37.6% in 2004. The decrease in gross margin on net sales was due to a less favorable mix of used equipment, growth in lower-margin national account purchases, and continued market competitiveness. While lower selling prices have fueled increased demand for color and higher-volume black and white equipment, the lower end of the black & white equipment market continues to commoditize and remains competitive. Partially offsetting these negative trends was an improved mix of higher-margin color equipment revenues, continued benefits realized from the centralization of our supply chain function, and the net impact of the new GE relationship.

       The gross margin on services decreased slightly compared to 2003 due mainly to a lower mix of Customer Service revenues and the impact from the completion of a multi-year commercial imaging contract in which no profit was earned. These decreases were partially offset by the net impact of high margin fees received as a result of the new GE relationship (income from the sharing of residual value gains on certain leases and lease default reserve recoveries as well as the Preferred Fees).

      The gross margin on finance income increased from 61.2% in 2003 to 66.2% in 2004 due to higher-margin European leasing revenues becoming a larger part of the finance income mix in 2004 compared to 2003 and a lower leverage ratio on the U.S. lease receivable portfolio during the third quarter of 2004 that was retained by the Company after the U.S. Transaction. In addition, approximately $8,200 of interest expense was recorded in "Interest expense, net" during 2004 related to debt that was reclassified from debt supporting finance contracts to corporate debt beginning on April 1, 2004. As a result, the gross margin on finance income was positively impacted. Partially offsetting the positive impact of these items was a decrease in the Company's average financing rate charged on our lease receivables compared to 2003.

Other

	2004	2003	Change

Selling and administrative expenses	$ 1,133,700	$ 1,151,400	(1.5) %
S&A as a % of revenue	32.5%	32.8%
Loss from divestiture of businesses	11,400		100.0
Operating income	165,100	198,100	(16.7)
Loss from early extinguishment of debt	35,900	26,200	37.0
Interest expense, net	34,900	37,600	(7.2)
Taxes on income	28,200	50,700	(44.4)
Net income	66,000	83,600	(21.1)
Diluted earnings per common share	0.43	0.54	(20.4)

       Selling and administrative expense, which was unfavorably impacted by $15,000 due to foreign currency translation compared to the prior year, decreased by $17,700, or 1.5%, during 2004 compared to 2003, and decreased from 32.8% to 32.5% as a percentage of revenue. These decreases were due to the following:

Net Impact of U.S Transaction

       The net impact of the U.S. Transaction, resulting in a decrease of approximately $15,800, was a significant driver of the change in selling and administrative expense compared to 2003. Approximately $11,600 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the three months ended June 30, 2004. Under the terms of the Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense as a result of the U.S. Transaction was due to the decrease of over 300 employees that were transferred by the Company to GE. Partially offsetting the lease default and headcount decreases were increases in fees paid to GE for servicing the Company's U.S. lease portfolio as well as other corporate costs to support the U.S. Transaction.

Other Selling and Administrative

      Other changes in selling and administrative expense impacting the Company were increases in pension and health care related costs of $7,800 and increases in insurance and non-income tax related expenses of $7,100 compared to 2003. These increases were offset by a $17,700 decrease in compensation related expenses, primarily the result of headcount reductions compared to 2003 as the Company continues its efforts to consolidate and centralize certain administrative functions. The impact of headcount reductions on compensation expense was partially offset by higher employee salary levels compared to 2003.

       During the nine months ended June 30, 2004, the Company incurred a net loss of $11,400 from the Transactions resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transactions.

       Operating income decreased by 16.7% compared to the nine months ended June 30, 2003, as a result of the factors discussed above. In addition, interest expense from certain of the Company's borrowings, which had previously been recorded in Finance Interest Expense, were charged to Interest expense, net beginning April 1, 2004. As a result, operating income was favorably impacted by $8,200 as a result of this change during 2004.

       During the nine months ended June 30, 2004, the Company recorded a loss from early extinguishment of debt of $35,900, as a result of the repurchases of debt and other financing related actions discussed below under "Debt Structure." During 2003, the Company recorded a loss from the early extinguishment of debt of $26,200, as a result of the repurchase of various debt instruments.

       The decrease in interest expense, net was due to lower average outstanding debt balances in 2004 compared to 2003. This decrease is partially offset by higher weighted average interest rates during the nine months ended 2004 compared to the nine months ended June 30, 2003. In addition, as a result of the Company's assumption of the Additional Corporate Debt as part of the U.S. Transaction, interest on this debt, which was reported in Finance Interest Expense prior to April 1, 2004, is now reported as Interest expense, net. This change resulted in approximately $8,200 of additional interest expense to be recorded in Interest expense, net compared to 2003.

       The effective income tax rate was 29.98% and 37.75% for 2004 and 2003, respectively. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,700 as a result of the tax gain generated by the U.S. Transaction in 2004. In addition, during 2004, the Company reversed valuation allowances on the Company's Canadian net operating loss carryovers of $2,600 as a result of improved financial performance achieved by the Company's Canadian operations.

       Diluted earnings per common share were $0.43 for the nine months ended June 30, 2004 compared to $0.54 for the nine months ended June 30, 2003.

Review of Business Segments

IKON North America

	2004	2003	Change

Net sales	$ 1,242,300	$ 1,279,100	(2.9	) %
Services	1,623,000	1,601,900	1.3
Finance income	220,000	272,000	(19.1)
Finance interest expense	75,500	107,300	(29.6)
Loss from divestiture of businesses	11,400		100.0
Operating income	422,500	419,900	0.6

      Approximately 90% of the Company’s revenues are generated by IKON North America (“INA”). As a result, many of the items discussed above regarding the Company are applicable to INA.

      Net sales decreased by 2.9% due to a decline in direct supply sales of approximately 24% compared to 2003 due to lower demand for fax and lower-end copier supplies. Technology hardware decreased by $12,400 as a result of several large customer relationships that were not renewed for 2004 by the Company. Services increased by approximately 1.3% due primarily to the net impact of fees received as a result of the new GE relationship, an increase in Professional Services, and an increase in Managed Services of $7,300, compared to 2003. These increases are partially offset by a decrease in Customer Service revenues of $14,800, or 1.5%, compared to 2003, due to the unfavorable impact of price and mix of copy volume. Finance income decreased due to the impact of the sale of lease receivables to GE on March 31, 2004 as part of the U.S. Transaction. Finance interest expense decreased due to lower average debt supporting finance contracts compared to 2003. The Company incurred a loss of $11,400 from the divestiture of the U.S. and Canadian leasing businesses resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transactions. Operating income remained relatively flat compared to 2003.

IKON Europe

	2004	2003	Change

Net sales	$ 210,600	$ 188,600	11.7%
Services	169,000	156,600	7.9
Finance income	19,100	17,100	11.7
Finance interest expense	5,200	4,800	8.3
Operating income	17,400	19,300	(9.8)

      Net sales increased by 11.7% as a result of currency benefits of approximately $23,600. Excluding the impact of currency, sales of copier/printer equipment remained relatively flat compared to 2003. Services increased as a result of currency benefits of approximately $18,300, offset by a decrease of $5,900 due to declines in equipment services compared to 2003. Finance income increased as a result of currency benefits of $2,000. Operating income decreased during 2004 due to an increase in cost of goods sold and services costs, offset by a 2.7% reduction in selling and administrative expenses. These increases are primarily due to an unfavorable currency impact compared to 2003.

Corporate/Operations

      Corporate/Operations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer support. Operating costs in Corporate/Operations were $274,800 and $241,100 in 2004 and 2003, respectively.

Financial Condition and Liquidity

Cash Flows and Liquidity

2004

Cash used in operating activities	$(450,000)
Cash provided by investing activities	2,046,700
Cash used in financing activities	(1,523,000)
Effect of exchange rates	5,000

Increase in cash	78,700
Cash and cash equivalents at beginning of year	360,000

Cash and cash equivalents at end of period	$438,700

Operating Cash Flows

      Cash used in operating activities was $450,000 during the nine months ended June 30, 2004. The most significant use of cash was from the decrease of accounts payable, deferred revenues and accrued expenses of $224,300 during the nine months ended June 30, 2004. This decrease was due to pension contributions of $83,400 and decreases in trade accounts payable as a result of higher inventory purchases and timing of terms with some of our vendors at June 30, 2004, compared to September 30, 2003. In addition, accrued salaries decreased due to the payment for 2003 performance compensation during 2004, interest payable decreased due to the timing of interest payments and overall reductions in debt balances compared to September 30, 2003 and deferred revenues decreased compared to September 30, 2003. During the nine months ended June 30, 2004, the Company used $43,300 of cash to replenish inventories that were at historically low levels at September 30, 2003, due to improved inventory management as a result of the Company's centralization initiatives and the fourth quarter 2003 sales initiative. In addition, the Company used $219,600 of cash as a result of an increase in accounts receivable compared to September 30, 2003. Approximately $215,000 of this increase is a result of the U.S. Transaction, the most significant impact being that unpaid sales of equipment to GE are now reflected as trade accounts receivable (affecting "Cash Provided by Operating Activities") whereas unfunded sales of equipment to customers under leasing arrangements were previously reflected as finance receivables (affecting "Cash Used in Investing Activities"). Also, the Company paid $220,000 in federal income taxes during 2004. Net income was $66,000 during the nine months ended June 30, 2004, and non-cash operating expenses were $202,600, including depreciation, amortization, provision for losses on accounts receivable and lease receivables, pension expense, loss from early extinguishment of debt, and loss on divestiture of businesses.

Investing Cash Flows

      During 2004, the Company received $2,046,700 from investing activities, which included proceeds from the divestiture of the Company's U.S and Canadian leasing businesses totaling $1,849,100. Additionally, the Company received proceeds from the sale of finance receivables of $162,500 for the nine months ended June 30, 2004 representing leases that were accrued by IOSC at March 31, 2004, and sold to GE during the three months ended June 30, 2004. The Company had capital expenditures for property and equipment of $25,200 and capital expenditures for equipment on operating leases of $39,500. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with customers. Proceeds from the sale of property and equipment during the nine months ended June 30, 2004 were $16,900. Cash provided by investing activities includes net cash received by finance subsidiaries of $90,800 due to collections exceeding additions of lease receivables.

Financing Cash Flows

      During the nine months ended June 30, 2004, the Company used $1,523,000 of cash for financing activities. During fiscal 2004, the Company received proceeds of $600 and made repayments of $390,200 related to corporate debt and other borrowings. During the nine months ended June 30, 2004, the Company's repaid $1,436,300 of debt supporting finance contracts, of which $796,100 and $63,700 was related to the repayment of the Company's U.S. and Canadian Conduits, respectively, upon the completion of the Transactions. Repayments of debt supporting finance contracts includes the early extinguishment of $2,000 par value of the Company's 9.75% notes due 2004 (the "2004 Notes") for $2,100 and $4,000 par value of the Company's 6.75% notes due 2004 for $4,100. Long-term corporate debt repayments include early extinguishment of $10,000 of the Company's 5% convertible notes due 2007 (the "Convertible Notes") for $10,500 and $5,500 of the Company's 2004 Notes. During the third quarter of fiscal 2004 the Company completed its tender offer for $250,100 of its 7.25% notes due 2008 (the "2008 Notes"), included in long-term corporate debt repayments, resulting in a loss on early extinguishment of debt of $32,100, in addition to the $5,000 purchased during the second quarter for a $400 loss, included in repayments of debt supporting finance contracts. As a result of these repurchases and the termination of the U.S. Conduits and the Company's $300,000 unsecured credit facility (the "Credit Facility"), the Company recognized a loss of $35,900, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2004. During the nine months ended June 30, 2004, the Company received $337,100 from the issuance of debt supporting finance contracts.

      The Company paid $17,700 of dividends to shareholders, or $0.12 per common share during the nine months ended June 30, 2004.

      In March 2004, the Company's Board of Directors authorized the repurchase of up to $250,000 of the Company's outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization. During the third quarter of 2004, the Company repurchased 2.3 million shares of IKON's outstanding common stock for $25,400, leaving $224,600 remaining for share repurchases under the 2004 Board authorization.

      Cash flows from financing activities include a $1,100 decrease in restricted cash. Restricted cash primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash also includes $34,700 deposited into an escrow account during 2004 as collateral for standby letters of credit which were previously supported by the Company's Credit Facility which was terminated in March 2004. This increase was offset by the decrease in restricted cash of $32,700 related to the 2004 Notes which were defeased in 2003. During the third quarter of 2004, the 2004 Notes were repaid upon maturity.

Debt Structure

	June 30, 2004	September 30, 2003

Outstanding corporate debt
Bond issues	$412,000	$415,900
Convertible subordinated notes *	290,000
Notes payable *	94,800
Miscellaneous notes, bonds, mortgages, and capital lease obligations	8,400	13,700

	805,200	429,600
Less: Current maturities	63,900	10,600

	$741,300	$419,000

Outstanding debt supporting finance contracts
Convertible subordinated notes *		$300,000
Notes payable *		384,700
Lease-backed notes	$814,200	1,563,200
Asset securitization conduit financing	135,100	718,900
Notes payable to banks	17,500	41,900

	966,800	3,008,700
Less: Current maturities	502,900	1,445,200

	$463,900	$1,563,500

      * On March 31, 2004, the convertible subordinated notes and notes payable presented at September 30, 2003 were reclassified from debt supporting finance contracts to corporate debt as a result of the U.S. Transaction.

      Our debt to capital ratio was 50.8% at June 30, 2004, compared to 67.8% at September 30, 2003. This decrease is primarily a result of the U.S. and Canadian Transactions and the repayment of the U.S. and Canadian Conduits from the proceeds received from these Transactions. Also contributing to the decrease was the early extinguishment of $276,600 of notes payable during the nine months ended June 30, 2004. In addition to the early extinguishment of $7,500 of the 2004 Notes, the Company repaid the outstanding $25,200 balance of the 2004 Notes in June 2004 upon maturity. During the nine months ended June 30, 2004, the Company repaid $1,463,500 of debt supporting finance contracts and received $337,100 from the issuance of related debt instruments.

      During the nine months ended June 30, 2004, the Company early extinguished the following notes payable and convertible debt:

	Principal Amount Repurchased	Settlement Amount

Bond issue at stated rate of 9.75%, notes due 2004	$ 7,500	$ 7,600
Bond issue at stated rate of 7.25%, notes due 2008	255,100	282,600
Bond issue at stated rate of 6.75%, notes due 2004	4,000	4,100
Convertible notes at stated rate of 5.00%, due 2007	10,000	10,300

	$ 276,600	$ 304,600

      As a result of these repurchases and the termination of the U.S. Conduits and Credit Facility discussed below, the Company recognized a loss, including the write-off of unamortized costs, of $35,900, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2004.

      Immediately following the close of the U.S. and Canadian Transactions, GE repaid on the Company's behalf, $796,100 and $63,700 of outstanding balances under the Company's U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if the Company made the repayments of the U.S. and Canadian Conduits directly to the lenders in the Company's consolidated statement of cash flows for the nine months ended June 30, 2004. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively. During the nine months ended June 30, 2004, the Company pledged or transferred $362,000 and $14,300 in financing lease receivables for $306,100 and $12,100 in cash in connection with the U.S. and Canadian Conduits, respectively.

      As of June 30, 2004, IKON Capital, PLC, IKON's leasing subsidiary in the United Kingdom, had approximately $17,600 available under their revolving asset securitization conduit financing agreement (the "U.K. Conduit"). During the nine months ended June 30, 2004, the Company pledged or transferred $166,000 in financing lease receivables for $134,400 in cash in connection with the U.K. Conduit.

      The Company terminated the Credit Facility on March 31, 2004. On July 29, 2004, the Company obtained a new $200,000 secured credit facility (the "New Credit Facility") with a group of lenders. Under the New Credit Facility, revolving loans are available, with certain sub-limits, to the Company and its subsidiaries. The New Credit Facility also provides support for letters of credit for the Company and its subsidiaries. The amount available under the New Credit Facility is determined by the level of certain assets and open letters of credit of the Company and its subsidiaries.

      The New Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock in our first-tier foreign subsidiaries, and all of our intangible assets. All security interests related to the New Credit Facility will be shared with the holders of the Company's 2008 Notes.

      The New Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental changes, investments and acquisitions, mergers, certain transactions with affiliates, creation of liens, asset transfers, payment of dividends, intercompany loans and certain restricted payments. The New Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The New Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007 and April 2007 if the Convertible Notes have not been converted to equity or refinanced, and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including unused capacity under the New Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The New Credit Facility contains certain financial covenants relating to: (i) corporate leverage ratios; (ii) a consolidated interest coverage ratio; (iii) a consolidated asset coverage ratio; (iv) consolidated net worth ratios; (v) limitations on the Company's capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the New Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning October 1, 2005, the Company is permitted to repurchase shares and pay dividends up to 50% of our annual net income. The New Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the New Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

      The Company has certain commitments available to it in the form of standby letters of credit. As of June 30, 2004, the Company had $34,600 of standby letters of credit. These letters of credit were supported by the Credit Facility prior to its termination. The Company deposited $34,700 into an escrow account as collateral for outstanding letters of credit until the New Credit Facility, described above, was established. The cash collateral is recorded in restricted cash in the Company's balance sheet as of June 30, 2004.

      As of June 30, 2004, the credit ratings on the Company's senior unsecured debt were designated Ba2 with stable outlook by Moody's Investor Services and BB with stable outlook by Standard and Poor's.

      The Company uses interest rate swaps to fix the interest rates on its variable rate classes of lease-backed notes, which results in a lower cost of capital than if it had issued fixed rate notes. During the nine months ended June 30, 2004, unrealized gains totaling $12,100 after taxes, were recorded in accumulated other comprehensive loss. As of June 30, 2004, all of the Company's derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption of no ineffectiveness.

Outlook

      The following summarizes IKON’s significant contractual obligations and commitments as of June 30, 2004:

	Payments due by

Contractual Obligations	Total	June 30, 2005	June 30, 2007	June 30, 2009	Thereafter

Long-term corporate debt	$ 803,900	$ 62,500	$ 291,500	$ 95,100	$ 354,800
Long-term debt supporting finance contracts	966,800	502,900	462,900	1,000
Notes payable	1,400	1,400
Operating leases	381,200	110,600	142,700	65,200	62,700
Other long-term liabilities	226,000	8,500	56,300	14,600	146,600
Purchase commitments	800	800

Total	$ 2,380,100	$ 686,700	$ 953,400	$ 175,900	$ 564,100

      Other long-term liabilities excludes $8,500 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to the Company's defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in "Thereafter" ($110,800) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

      Payments on long-term debt supporting finance contracts generally are made from collections on our finance receivables. At June 30, 2004, debt supporting finance contracts was $966,800 and finance receivables, net of allowances, were $1,326,600.

      Purchase commitments represent future cash payments related to an agreement with an outside consultant for services to be rendered prior to December 31, 2004.

      In March 2004, the Company's Board of Directors authorized the repurchase of up to $250 million of the Company's outstanding shares of common stock (the "2004 plan"), superceding the fiscal 2000 share repurchase authorization. From time to time, the Retirement Savings Plan of the Company may acquire shares of the common stock of the Company in open market transactions or from treasury shares held by the Company. Additionally, from time to time the Company may repurchase available outstanding indebtedness in open market and private transactions. During the third quarter, the Company repurchased approximately 2.3 million shares of outstanding stock under the 2004 plan for $25 million.

      For fiscal 2004, the Company expects to use $300,000 to $340,000 in cash for operations, which includes a $220,000 tax payment related to the U.S. Transaction and an additional $75,000 pension contribution made in the third quarter of 2004. The remaining deferred tax obligations related to the retained U.S. leasing portfolio will be paid over the next several years as the underlying leases run-off. The Company will make an additional tax payment of approximately $80,000 in September 2004. The Company expects net lease receivable collections, reported under "Cash from Investing Activities," to more than offset the future tax liabilities, as well as the obligations for the underlying debt supporting the lease receivables. For fiscal 2004, the Company expects net lease collections to be in the range of $370,000 to $390,000. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $70,000 for fiscal 2004.

      The Company believes that its operating cash flow together with its current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2004, including capital expenditures, and payment of dividends.

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

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

Item 4:      Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.      The Company, under the supervision and with the participation of its management including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be included in its reports filed or submitted under the Exchange Act is reported, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

      During the quarter ended June 30, 2004, GE acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the Program Agreement and the Canadian Program Agreement contain audit right provisions that require GE's external auditors to perform certain audit procedures and issue annual and quarterly reports to IKON relating to GE's servicing of such portfolios ("GE Controls"), including a Type II SAS 70 Report relating to the GE Controls. The audit rights and Type II SAS 70 Report are designed to inform IKON of any identified weakness relating to the GE Controls and to provide IKON with an opportunity to review and understand such findings in advance of its fiscal year reporting requirements. IKON believes that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the GE Controls are met.

      With the exception of this change in controls relating to the serviced and originated U.S. lease portfolios, there has been no change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 2:  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table provides information relating to the Company’s purchases of its common stock during the quarter ended June 30, 2004:

Period	Total Number of Shares Purchases (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2004 - April 30, 2004				$ 250,000,000

May 1, 2004 - May 31, 2004	534,600	10.72	534,600	244,269,801

June 1, 2004 - June 30, 2004	1,737,200	11.33	1,737,200	224,591,268

Total	2,271,800	11.19	2,271,800	$ 224,591,268

(1)     We repurchased a total of 2,271,800 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2004.

(2)     Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, the Program may be discontinued by our Board of Directors at any time. Under the terms of the New Credit Facility, share repurchases are permitted up to $150,000,000 until September 2005. Beginning October 1, 2005, the Company is permitted to repurchase shares and pay dividends up to 50% of our annual net income.

Item 6:	Exhibits and Reports on Form 8-K

a)	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K

On April 2, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 of the Form, disclosing information contained in its press release dated March 31, 2004 regarding the completion of the transaction contemplated by the Asset Purchase Agreement dated December 10, 2003 among the Company, IOS Capital, LLC and General Electric Capital Corporation; the execution of a definitive agreement to sell the Company's Canadian leasing operations; and the termination of the Company's $300 million credit facility.

On April 6, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 of the Form, disclosing information contained in the Program Agreement between the Company and General Electric Capital Corporation.

On April 15, 2004, the Company filed a current report on Form 8-K under Items 2 and 7 of the Form, disclosing pro-forma financial information relating to the disposition of assets resulting from the completion of the transaction contemplated by the Asset Purchase Agreement among the Company, IOS Capital, LLC and General Electric Capital Corporation, and the expected sale of the Company's Canadian leasing operations.

On April 29, 2004, the Company filed a current report on Form 8-K under Items 7 and 12 of the Form, disclosing information contained in its press release dated April 29, 2004 regarding its financial results for the second quarter of fiscal year 2004.

On May 6, 2004, the Company filed a current report on Form 8-K under Items 5 and 7 of the Form, disclosing information contained in its press release dated May 5 regarding the formation of a new business group, which included the consolidation of three existing business groups.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: August 16, 2004	/s/ William S. Urkiel William S. Urkiel Senior Vice President and Chief Financial Officer (Principal Financial Officer)