Form 10-Q/A
period 2004-06-30
IKON OFFICE SOLUTIONS INC
filed 2004-08-16
CIK 3370

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

Explanatory Note

This Amendment to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 is being filed to correct the earnings per share outlook for fiscal 2004 contained in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations. All financial data contained in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows remain unchanged.

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

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q/A. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

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

      Our preparation of this quarterly report on Form 10-Q/A and other financial statements filed with the Securities and Exchange Commission (“SEC”) requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

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

Outlook

       As a result of the U.S. Transaction, finance income declined significantly in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, the Company expects finance income to continue to decline as leases in the retained U.S. and Canadian lease portfolios continue to expire. Fees and profit sharing opportunities resulting from the new alliance with GE, reflected in net sales and services, will only partially replace historically reported finance income. The Company expects earnings per diluted share to be in the range of $.14 to $.17 per diluted share for the fourth quarter and $.72 to $.75 per diluted share for fiscal 2004. The Company has established financial objectives from fiscal 2004 through 2007 (excluding non-recurring items), targeting $5 billion in revenues through organic growth; improvement in operating margins to 6%, to be achieved by the establishment of a more effective selling and administrative structure and a stronger mix of high margin product and service revenues around document management; and earnings per share growth of 8% to 12%.

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

Pending Accounting Changes

      In December 2003, the Financial Accounting Standards Board (the “FASB”) revised FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard mandates additional required disclosures for pensions and other postretirement benefit plans and is designed to improve disclosure transparency within financial statements and requires certain disclosures to be made on a quarterly basis (collectively, the “Amended Disclosures”). The revised standard replaces existing pension disclosure requirements. Compliance with the Amended Disclosures was effective for fiscal periods beginning after December 15, 2003. Interim period disclosures have been made in this quarterly report on Form 10-Q/A. The adoption of the Amended Disclosures did not have a material impact on our consolidated financial statements.

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

Item 4:      Controls and Procedures

      Evaluation of Disclosure Controls and Procedures.      The Company, under the supervision and with the participation of its management including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q/A. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be included in its reports filed or submitted under the Exchange Act is reported, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

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

(1)     We repurchased a total of 2,271,800 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q/A filed with the Securities and Exchange Commission on May 14, 2004.

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