Form 10-K
period 2004-09-30
IKON OFFICE SOLUTIONS INC
filed 2004-12-10
CIK 3370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Valley Stream Parkway, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange
(with Preferred Share Purchase Rights)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2004 was approximately $1,887,631,501 based upon the closing sales price on the New York Stock Exchange Composite Tape of $12.80 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

The number of shares of common stock, no par value, of the registrant outstanding as of December 8, 2004 was 140,962,628.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): the expected impact and use of proceeds from our transactions with General Electric Capital Corporation (“GE”) and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada, including without limitation, the servicing functions, facilities, systems, and processes; earnings, revenue, cash flow, margin, and cost-savings projections; core business growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of the e-IKON initiative; anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should,” “may,” “plan,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. We assume no obligations and do not intend to update these forward-looking statements.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail in this Form 10-K): our ability to successfully integrate our equipment distribution business with a third-party vendor finance program, which involves the integration and transition of complex systems and processes; operating in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry and to us; delays, difficulties, management transitions, and employment issues associated with consolidations and/or changes in business operations, including e-IKON; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal, and political issues associated with international operations; our ability to access capital and meet our debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Competition.    We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Some of our competitors, such as Canon, Ricoh, Konica Minolta, and HP, also supply us with the products we sell, service, and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and services offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

Pricing.    Our success is dependent upon our ability to charge adequate prices for the equipment, parts, supplies, and services we offer. Depending on competitive market factors, future prices we can charge for the equipment, parts, supplies, and services we offer may vary from historical levels and may impact our profitability.

Sale of U.S. and Canadian Leasing Operations.    On December 10, 2003, we entered into a definitive asset purchase agreement (the “U.S. Agreement”) with GE to sell certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems, and processes relating to our U.S. leasing operations and to designate GE to be our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year program agreement with us (the “U.S. Program Agreement”) to provide for the funding of our lease originations in the U.S.

On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and one of our wholly-owned subsidiaries (“IKON Canada”), entered into a definitive asset purchase agreement (the “Canadian Agreement”) with Heller Financial Canada, an affiliate of GE (“Heller”), to sell certain assets including, without limitation, servicing functions, facilities, systems, and processes relating to our Canadian leasing operations and to designate Heller to be our preferred lease financing source in Canada. On June 30, 2004, Heller assigned its rights and obligations under the Canadian Agreement to GE VFS Canada Limited Partnership (“GE Canada”) by executing an Assignment and Amendment Agreement among Heller, GE Canada, IKON, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation. The sale of such assets pursuant to the Canadian Agreement was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd. entered into a Canadian rider to the U.S. Program Agreement (the “Canadian Rider,” and together with the U.S. Agreement, the U.S. Program Agreement, and the Canadian Agreement, the “Transactions”) to provide for the funding of our lease originations in Canada.

If we are unable to continue to successfully integrate our equipment distribution business with third-party finance vendors under the Transactions, which involves the integration and transition of complex systems and processes, our liquidity, financial position, and results of operations may be adversely affected. Prior to the consummation of the Transactions, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Currently, we are entitled to receive certain fees under the U.S. Program Agreement and the Canadian Rider in respect of future leases funded by GE and GE Canada and we intend to use the proceeds from the Transactions to, among other things, enhance our core business of document management solutions, reduce our debt, and purchase shares of our common stock. However, the ability to grow our profit margins as a result of the Transactions will depend upon our ability to successfully implement these strategies and the price, timing, and quantity of debt reductions and share repurchase activity, as well as other factors that are beyond our control. Our failure to successfully implement these strategies, or the failure of these strategies to result in improved profitability, could have a material adverse effect on our liquidity, financial position, and results of operations.

Our ability to generate ongoing revenue from the Transactions is dependent upon our ability to identify and secure opportunities for lease-financing transactions with our customers under the U.S. Program Agreement and the Canadian Rider. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position, and results of operations.

Vendor Relationships.    Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from, our principal vendors, Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with us, or if one of these vendors ceased operations, we would be forced to expand our relationship with other vendors, seek out new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software vendors.

Liquidity.    On July 28, 2004 we entered into a $200,000,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, to us and our subsidiaries. The Credit Facility also provides support for letters of credit to us and our subsidiaries. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,911,000 at September 30, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008 (the “2008 Notes”). During fiscal 2004, we filed a Form 15 with the U.S. Securities and Exchange Commission (the “Commission,” or the “SEC”) to deregister the 2008 Notes.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945,000 of the $150,000,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations.

Operational Efficiencies.    Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and drive operational efficiencies across our company. Such initiatives, which include consolidation and process redesign and the ongoing conversion to a common enterprise resource planning (“ERP”) system, which is primarily based on the Oracle E-Business Suite, and the third remaining component of e-IKON, and process enhancement through Six Sigma, are focused on strategic priorities such as process improvement, organizational development, and asset management. e-IKON describes our consolidation and centralization efforts and process redesign in anticipation of our ERP conversion. We have substantially completed the consolidation and centralization components and are now focused on continued process redesign through Six Sigma and the implementation of the ERP conversion into our remaining businesses. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process, starting from the customer’s vantage point, so that defects in the process are eliminated and any potential defects are prevented. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

International Operations.    We have international operations in Canada, Mexico, and Western Europe. Approximately 16% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro vis-à-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

New Product Offerings.    Our business is driven primarily by customers’ needs and demands and by the products developed and manufactured by third parties. Because we distribute products developed and manufactured by third parties, our business would be adversely affected if our suppliers fail to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that our suppliers will permit us to distribute their newly developed products or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture their own products rather than rely on third parties to supply them, those competitors may have a competitive advantage over us. To successfully compete, we must maintain an efficient cost structure, an effective sales and marketing team, and offer additional services that distinguish us from our competitors. Failure to execute these strategies successfully could result in reduced market share for us or could have a material adverse effect on our liquidity, financial position, and results of operations.

PART I

Item 1.    Business

Recent Developments

In fiscal 2004, we sold certain assets and liabilities relating to our leasing operations in the U.S. and Canada to General Electric Capital Corporation (“GE”) and its Canadian affiliate Heller Financial Canada (“Heller”), respectively. Heller subsequently assigned its rights and obligations under the sale to GE VFS Canada Limited Partnership (“GE Canada”). In connection with these transactions, we entered into a program agreement to provide for the funding of our lease originations in the U.S. (the “U.S. Program Agreement”) and a Canadian rider (the “Canadian Rider”) under which we designated GE and GE Canada as the preferred lease-financing sources for our customers in the U.S. and Canada, respectively, for an initial term of five years. We are entitled to receive an origination fee on all new leases underwritten by GE in the U.S. and GE Canada in Canada, and income from the sharing of gains on certain lease-end activities in the U.S. In addition, we will receive fees from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end sharing activities in the U.S., but not the Preferred Fees. The term of the Canadian Rider may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

General

We were incorporated in Ohio in 1952 and are the successor to a business incorporated in 1928. References herein to “we,” “us,” “our,” or the “Company” refer to IKON and its consolidated subsidiaries unless the context specifically requires or implies otherwise. The address of our principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: 610-296-8000).

We deliver integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer, and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization – Enterprise Services. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of 16,400 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe.

We primarily distribute equipment made by Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with our vendors and we have no current plans to do so in the future. Our customers primarily include large and small businesses, professional firms, and municipal and government agencies.

In fiscal 2004, we generated $4.65 billion in revenues and net income of $91.6 million, or $0.60 per diluted common share (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Strategy Overview

Our primary strategy is to integrate imaging systems and services to help businesses manage document workflow and increase the functionality and efficiency of their document workflow strategies. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

Operational Leverage

ERP Implementation.    In order to serve our customers consistently and to more efficiently support our operational effectiveness, we will continue to implement our enterprise-wide software platform, which is primarily based on the Oracle E-Business Suite.

Six Sigma.    We will continue to improve the quality of our processes and realize cost-savings through the implementation of Six Sigma across the Company. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes.

Asset Management.    We will continue to optimize our centralization and other operational investments to improve asset management in areas such as collections of accounts receivables and inventory management.

Organizational Development.    We will continue to invest in development opportunities across the Company and strive to achieve best practices in organizational vitality, diversity, sales force engagement, and new leader assimilation.

Core Growth

Sales Effectiveness and Coverage.    We will seek to eliminate barriers to effective selling by providing our sales force with efficient processes, tools, resources, and coverage. Investments to expand and strengthen our sales coverage will include the launch of our Integrated Selling Model across the U.S. and Canadian marketplaces beginning in fiscal 2005. The Integrated Selling Model includes the use of teleweb resources and is designed to increase selling capacity and our ability to deliver customized document management solutions for our customers.

National Account Program.    We will seek to drive revenue growth by adding resources dedicated to securing relationships primarily with Fortune 500 and large global and private companies.

Product Mix.    We will focus on shifting our business mix toward higher growth areas, such as color and high volume equipment, and improving aftermarket performance through service differentiation and productivity investments.

Metro Markets.    We will continue to focus on increasing market share in major North American cities by leveraging our National Account Program and Enterprise Services offerings.

Expansion

Europe.    We will seek to expand into related markets to extend our geographic and customer reach through our City Strategy and Pan European Account Program.

Enterprise Services.    We will seek to ensure that our products and services portfolio is customer-focused, services centric, and flexible. To this end, we have consolidated our Customer Services, Managed Services, and Professional Services functions into Enterprise Services to leverage our service offerings across our business. With our new portfolio of document management solutions, Enterprise Services can deliver document management solutions that address the specific business problems and document challenges of both office and production environments.

General Business Development

From 1994 through 1998, we aggressively acquired businesses, including those that provided traditional office equipment products and services, outsourcing and imaging services, and technology products and services. Beginning in fiscal 1999, we ceased our acquisition activity in North America and began to focus on developing and executing strategies to integrate the acquired companies and organize the Company into a more efficient and cohesive operating structure. During fiscal 1999, we conducted a broad-based review of our business in an effort to improve our cost-competitiveness and productivity. The focus of this effort was not only to identify cost-cutting initiatives, but also to identify areas of opportunity in which to gain efficiencies and to invest the resulting savings in areas that are critical to our long-term success and that would increase productivity. Accordingly, during the past several years we have changed our business in the following major areas:

Business Division Integration.    Beginning in fiscal 1999, we created our operating units, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our business services, outsourcing, and captive finance subsidiaries. Our business service offerings include traditional copiers, printers and MFP technologies, and other office equipment and services. Managed Services handles the management of our customers’ mailrooms, copy centers, and general administrative facilities, as well as off-site distributed printing, and legal document solutions (see “Product and Service Offerings”). During the past several years, we have focused on developing and growing INA and IE by enhancing our growth platforms and de-emphasizing the sale of lower margin technology services, hardware, and software in North America and Europe. Through our captive finance subsidiaries, we arranged lease financing primarily for equipment marketed by us. In fiscal 2004, we entered into the U.S. Program Agreement and the Canadian Rider to enable GE and GE Canada, respectively, to provide lease financing for equipment marketed by us in the U.S. and Canada, including copiers, fax machines, and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh (see “Recent Developments”). In addition, in fiscal 2004, we announced the consolidation of our four U.S. regions into three regions in order to continue to centralize and streamline our operational structure.

Operations Integration and Enhancements.    As we have integrated our business divisions over the past several years, we have centralized and consolidated a variety of operational functions, which include: (i) integrating and consolidating our financial and accounting functions into shared service centers; (ii) establishing consolidated customer care centers; and (iii) developing a national supply chain organization to leverage our buying power with vendors and streamline our distribution and inventory management processes. We have aligned the service and sales functions of our marketplace activities and have implemented a sales coverage model to align our sales professionals with the right opportunities to effectively manage their territories (see “Efficiency Initiatives”).

Product Transition.    Virtually all of the new office equipment we distribute is digital, which has the ability to communicate with other office equipment and often eliminates the distinction between traditional copiers, fax equipment, and printers. We have continued to focus on the distribution of color products and digital multifunction office equipment that enable our customers to print, copy, scan, and fax, all from one device. We believe that the office equipment market will continue to change with the increasing acceptance of black and white multifunction and color technology and that the manufacturers of the products we distribute will continue to focus on developing and manufacturing these products. The evolution of digital technology has allowed our vendors to develop high-end segments 5 and 6 equipment (equipment with output speeds in excess of 70 pages per minute) and color products. We have pursued opportunities to market these high-end products. During fiscal 2004, sales of high-end equipment and color products represented approximately 44% of our office equipment revenues in North America.

Operating Segments

Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information,” requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

Revenue and profit information about our operating segments in accordance with SFAS 131 is presented on pages 67 through 69 of this report. Additional financial data and commentary on financial results for operating segments are provided on pages 28, 29, 32, and 33 of this report and in note 15 to the consolidated financial statements appearing under Item 8 of this report.

INA and IE comprise our operating businesses that are reported as segments. These segments provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services.

Board and Management Changes

In November 2003, Gerald Luterman was elected as a member of our Board of Directors, effective January 2004. Mr. Luterman has been Executive Vice President and Chief Financial Officer of KeySpan Corporation since February 2002 and was Senior Vice President and Chief Financial Officer from July 1999 to February 2002. Prior to joining KeySpan Corporation in July 1999, he served as Chief Financial Officer of barnesandnoble.com and Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. Mr. Luterman also serves as a director of Technology Solutions Company.

In December 2003, William L. Meddaugh was elected as a member of our Board of Directors, effective January 2004. Prior to retiring from General Electric Company (“General Electric”) in 2003, Mr. Meddaugh spent 37 years in various management and executive positions at General Electric. At retirement Mr. Meddaugh was the President and Chief Executive Officer of General Electric Supply, a position he took on in 1996.

In September 2004, we announced the appointment of Robert F. Woods to the position of Senior Vice President and Chief Financial Officer, effective September 30, 2004. Mr. Woods succeeded William S. Urkiel, who announced his retirement plans in July 2004. Prior to joining us, Mr. Woods was Vice President and Controller of IBM Corporation (“IBM”) from 2002 to 2004, Vice President and Treasurer of IBM from 2000 to 2002, and Vice President-Finance, Asia Pacific Operations of IBM from 1997 to 2000. In those roles, Mr. Woods’ responsibilities included the financial strategy, planning and execution of worldwide operations, and overseeing IBM’s financial staff of more than 10,000 employees and contractors.

During fiscal 2004, we announced the following appointments and promotions of our senior executive employees: Michael E. Kohlsdorf was appointed to a newly created position, Senior Vice President of Enterprise Services; and Brian D. Edwards was appointed to a newly created position, Senior Vice President of North American Sales.

Sales and Service Organizations

Our sales and service organizations are aligned geographically, with support functions centralized at the headquarters or operations level. Our sales coverage model is intended to align our sales professionals with customer opportunities for both equipment and all Enterprise Services offerings. Our primary sales model uses a tiered approach for deploying sales teams and assigns coverage for each geographic territory and for specific major and national accounts. Beginning in 2005, this model will be supplemented by our Integrated Sales Model for a team approach to selling to improve productivity and coverage. Our sales professionals are supported by specialists in color, high volume, outsourcing, and technology applications. The coverage plan works together with our sales compensation plan, which provides incentives to help ensure that efforts in the field are fully coordinated with our overall goals. Sales personnel turnover is common in the industry and we continue to make considerable efforts to attract and retain qualified sales personnel.

We have a service force of approximately 16,400 employees, including approximately 7,000 customer service technicians and support resources worldwide. Our service force is continually trained on our new products through a national training center. We are able to provide a consistent level of service in the countries in which we do business because members of our service force cover both metropolitan and rural areas and we generally do not rely on independent local dealers for service.

Product and Service Offerings

We integrate products and services to manage document workflow and increase functionality and efficiency for our customers.

Our current products and services portfolio includes:

Digital Copying and Printing.    Sales, integration, and support of an array of digital copiers, MFPs, printers and print controllers for network and production copying and printing, including products from vendors such as Canon, Ricoh, Konica Minolta, EFI, and HP.

Enterprise Services.    Expands our customizable products and services portfolio for every phase of the document lifecycle (i.e., the document capture, workflow, output, and retention phases) and enhances the ability of customers to achieve greater cost savings, increased efficiency, and integrated document management capabilities by leveraging the services offered through Professional Services, Managed Services, and Customer Services.

Professional Services. Installation, configuration, and connectivity of digital network devices, as well as end user training application customization.

Managed Services. Includes Facilities Management, Legal Document Services, and Business Document Services.

•	Facilities Management. On-site fleet management, turnkey copy center, and mailroom solutions that blend equipment, staff, service, and supplies to maximize resources, minimize costs, and improve customer operations.

•	Legal Document Services. Specialized document management solutions for the legal industry, addressing the requirements of law firms and in-house corporate counsel, including litigation reprographics, document imaging, coding and conversion services, legal graphics, and electronic discovery.

•	Business Document Services. Document management solutions for businesses, including outsourced digital print and fulfillment services.

Customer Services.    Preventative maintenance and service support for office equipment.

Lease Financing.    Equipment lease financing to our North American customers mainly through the U.S. Program Agreement and Canadian Rider (see “Recent Developments”). Equipment lease financing to our European customers through our captive finance subsidiaries in Europe.

We are in the midst of a rapidly changing and competitive industry. We recognize the shifts taking place in our industry and we have been positioning ourselves to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading vendors to expand and enhance our products and services portfolio.

During fiscal 2004, we continued to strengthen our product mix by moving toward higher-end black and white and color solutions. In addition to offering equipment such as the Canon imageRUNNER 105, 110, 150, 7200, and 8500 and the CLC3900+ and CLC5000+ and the Ricoh 1075, 2090, and 2105, we have added the Canon CLC 4000 and CLC 5100 color printing solutions, the C3100 and C6800 Series color, and the Ricoh 2232c and 2238c black and white to color digital imaging systems, in order to solidify our competitive presence in this market. During fiscal 2004, we launched the high-speed digital color-printing and copier systems, the

IKON CCP 8050 and the IKON CCP 8050e. These new product offerings utilize certain new technology of Konica Minolta to provide customers with high-quality and high-performance output. Placements of this equipment are also a key building block to developing growth opportunities in our various service offerings.

Also in May 2004, we streamlined our service offerings into one function called Enterprise Services in order to better expand our customizable products and services portfolio for every phase of the document lifecycle and enhance the ability of our customers, of all sizes and across all industries, to achieve greater cost savings, increased efficiency, and integrated document management capabilities. Additionally, Enterprise Services will continue to employ certain IKON-exclusive offerings, including IKON PowerPress, a front-end system designed to streamline document workflows; IKON PowerPort™; and IKON DocSend, a document capture-and-delivery system that converts hard copies to digital files for easy delivery or storage.

In connection with our plans to provide our customers with an expanded portfolio of solutions for every phase of the document lifecycle under our Enterprise Services function, beginning in July 2004, we initiated certain new product and service offerings as well as certain new strategic relationships, including the following:

•	The availability of IKON PowerPort, an integrated print-transform software solution designed to simplify the processing of legacy data streams and enable both mainframe and network print jobs to run on the same equipment, while reducing associated costs and improving print quality. In addition, IKON PowerPort has the ability to reside on the Canon imageRUNNER 110 and Pro 150+ controllers, providing customers with greater flexibility and control in optimizing production printer use;

•	A new strategic relationship with Captaris, Inc. for the RightFax enterprise fax and e-document delivery software solution. RightFax is designed to enable customers to securely and efficiently deliver information from virtually any print, fax, internet, or email application;

•	The addition of the EMC Documentum ApplicationXtender 5 (AX5), which is designed to manage content from capture to storage and archival and provide users the ability to collect and manage documents within a centralized repository and have greater control of, and access to, stored information;

•	A new strategic relationship with Equitrac Corporation for the addition of the Equitrac Office software to our portfolio designed to help customers monitor, measure, and manage document output, lower operational costs, and improve efficiency;

•	A new strategic relationship with Kofax for the addition of the Ascent Capture technology to our portfolio, which is designed to enable fast and reliable information collection as well as high volume and complex image processing in the capture phase of the document lifecycle;

•	An expanded strategic relationship with EFI for the addition of the EFI Digital StoreFront™ and EFI Balance™ software to our portfolio, designed to help production customers maximize productivity, increase customer collaboration, and reduce manual steps in document workflow, resulting in faster turnaround times and lower production costs; and

•	A new strategic relationship with Notable Solutions, Inc. (a leader in distributed document capture and workflow middleware technology) for the addition of the award-winning AutoStore™ framework to our portfolio, designed to improve business process efficiency by providing customers with a proven, rules-based solution for capturing, processing, and routing content to a wide variety of business applications.

Efficiency Initiatives

We continued to invest in new market opportunities and to streamline our infrastructure during fiscal 2004. These investments and efficiency initiatives are aimed at making us more profitable and competitive in the long-term. We have continued to build on, and reap rewards from, centralizing our organizational structure with initiatives such as centralized credit and purchasing and shared services.

In fiscal 2004, we continued our company-wide Six Sigma initiative to drive increased customer satisfaction and process improvement. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process, starting from the customer’s vantage point, so that defects in the process are eliminated and any potential defects are prevented.

In fiscal 2004, we continued to implement our e-IKON initiative, which describes our consolidation and centralization efforts and process redesign, in anticipation of our enterprise resource planning (“ERP”) conversion. We have substantially completed the consolidation and centralization components and are now focused on continued process redesign through Six Sigma and the implementation of the ERP conversion into our remaining businesses. To date, approximately 25% of our marketplaces and two of our three customer care mega centers in the U.S. are conducting business on the new ERP platform. We will continue to allocate resources to the ERP conversion in 2005, with the implementation of the Oracle E-Business Suite, and supplementary specialty systems as needed. We expect additional marketplaces to be converted to the new system in 2005, contingent on other business priorities and appropriate timing. In conjunction with the rollout of e-IKON across our business regions, we are outsourcing the storage and distribution of our equipment, parts, and supplies inventory as part of our broad-based centralized supply chain initiative. We believe the outsourcing of certain non-core competencies will provide us with opportunities to become more operationally efficient. The transition of the storage and distribution activities will continue to be synchronized with the ERP conversion across the U.S.

Customers

Except as discussed below, no single customer accounted for more than 10% of our revenues in fiscal 2004. We do, however, have certain major customers. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.

While we sell equipment to GE and GE Canada, as the case may be, in connection with the leasing transactions contemplated by the U.S. Program Agreement and Canadian Rider, respectively, neither GE nor GE Canada is the intended end user of the equipment. In these transactions, GE or GE Canada is the equipment lessor to the end user. Accordingly, we do not consider GE or GE Canada to be a “customer,” despite the fact that we recognize revenue from these equipment sales to GE and GE Canada. Since April 1, 2004, approximately 42% of our revenues were attributed to equipment sales to GE and GE Canada, collectively, in North America.

Vendors and Inventory

Our business is dependent upon our relationships with our primary vendors and our ability to continue to purchase products from these vendors on competitive terms. The products we distribute are purchased from numerous domestic and international vendors, primarily Canon, Ricoh, Konica Minolta, EFI, and HP. We also rely on our equipment vendors for parts and supplies (see “General Business Development” and “Product and Service Offerings”).

We conduct our business in reliance upon our continuing ability to purchase equipment, supplies, and parts from our current vendors pursuant to authorized retail dealer and wholesale agreements. However, we do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future.

Many of our operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2004, inventories accounted for approximately 11% of our current assets, which we believe is consistent with general industry standards.

Proprietary Matters

We have a number of trademarks, trade names, and service marks, which we use in the conduct of our business. Other than the “IKON” and “IKON Office Solutions” marks and their related marks, we do not believe that any single name, trademark, trade name, or service mark is material to our businesses taken as a whole. Further, we have a policy of protecting our proprietary rights, including mandating the execution of confidentiality agreements whenever there is a potential transaction through which we may disclose confidential or proprietary information, and/or license or permit the use of any of our marks. However, any of our proprietary rights could be challenged, invalidated, or circumvented. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Environmental Regulation

We are presently engaged in distribution and services businesses that do not generate significant hazardous wastes. Some of our distribution facilities have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position, and results of operations.

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that our obligations to remediate these sites would have a material adverse effect on our consolidated financial statements. See Item 3 below for additional information.

Employees

At September 30, 2004, we had approximately 29,400 employees. We believe that our relations with our employees are good. Some of our employees in Mexico and Western Europe are members of labor unions.

Competition

We operate in a highly competitive environment. A number of companies worldwide with significant financial resources and customer relationships compete with us to provide similar products and services in each of our operating segments. INA and IE provide substantially similar products and services and each compete directly against companies such as Xerox, Pitney Bowes, and Danka. INA and IE also compete against certain of their significant vendors, such as Canon, Ricoh, Konica Minolta, and HP. In addition, INA and IE compete against smaller local independent office equipment distributors.

In all of our businesses, we compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. In order to remain competitive, we must improve our products and services portfolio by obtaining from our vendors new products and services, periodically enhancing our existing products and services, and continually striving to improve our technology, performance, quality, reliability, distribution, customer service, and support. Our future performance is largely dependent upon our ability to compete successfully in our currently-served markets and to expand into additional markets and product and services offerings. We believe that our continued focus on the needs of our customers, our ability to consistently deliver superior service and support, and our strong customer relationships will distinguish us from our competitors.

Foreign Operations

We have operations in Canada, Mexico, and Western Europe. Approximately 16% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro vis-à-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies. Information concerning our revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2004 is set forth in note 15 to the consolidated financial statements (included on pages 67 through 69 of this report). Revenues from exports during the last three fiscal years were not significant.

Availability of SEC Reports

Our website is located at www.ikon.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available, without charge, under the “Investor Relations” section of our website as soon as reasonably practicable after we file them electronically with the Commission.

Our SEC filings, as well as those of other companies that file electronically with the SEC, are available at the SEC’s Internet website at www.sec.gov. In addition, you can read and copy our SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York, 10005. You may also read and copy any materials that we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room.

Item 2.    Properties

At September 30, 2004, we owned or leased approximately 500 facilities in the U.S., Canada, Western Europe, and Mexico, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 6 million square feet.

Item 3.    Legal Proceedings

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $7,928,000 and $7,913,000 as of September 30, 2004 and 2003, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that our obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued liabilities. We have not recorded any potential third party recoveries. We are indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, Ohio. The contractor has agreed to indemnify us from cost overruns associated with the plan of remediation. Further, we have cost-sharing arrangements in place with other potentially responsible parties at sites located in Barkhamsted, Connecticut and Rockford, Illinois. The cost-sharing agreement for the Barkhamsted, Connecticut site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap, and groundwater monitoring. Under the agreement, we and other potentially responsible parties have agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. We currently pay a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, Illinois site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, we pay 5.12% of these costs.

During Fiscal 2004 and 2003, we did not incur any costs for environmental capital projects, but incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the fiscal years ending September 30, 2004, 2003, and 2002, these costs were $406,000, $498,000, and $2,436,000, respectively. All costs were charged against the related environmental accrual. We will continue to incur costs in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, and settlement agreements and other actions to comply with environmental laws and regulations.

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization which created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of September 30, 2004 and 2003, our accrual for black lung and workers’ compensation liabilities related to B&T was $12,384,000 and $15,515,000, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.

There are other contingent liabilities for taxes, guarantees, other lawsuits, and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect our consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

(No response to this item is required.)

Item 4A.    Executive Officers of the Registrant

The following is a list of our executive officers, their ages, and their positions for at least the last five years. Unless otherwise indicated, positions shown are with IKON or its subsidiaries.

Name	Age	Position and Years Served
Brian D. Edwards	41	Senior Vice President, North American Sales (2004-Present), Regional Vice President, and General Manager (1998-2004)

Matthew J. Espe	46	Chairman (2003-Present), President and Chief Executive Officer and Director (2002-Present); President and Chief Executive Officer of GE Lighting, a division of General Electric Company, a diversified industrial company (2000-2002); President of GE Plastics—Europe, a division of General Electric Company (1999-2000); President of GE Plastics—Asia, a division of General Electric Company (1998-1999)

Michael E. Kohlsdorf	49	Senior Vice President, Enterprise Services (2004-Present), Vice President, Professional Services (2003-2004); President and CEO of T/R Systems, Inc., a technology company (1999-2002)

Cathy L. Lewis	52	Senior Vice President, Marketing (2001-Present); Vice President, Color Marketing, Xerox Corporation, a technology and services company (2001); Vice President, Strategic Marketing, Xerox Corporation (1998-2000)

Don H. Liu	43	Senior Vice President, General Counsel, and Secretary (1999-Present); Vice President and Deputy Chief Legal Officer, Aetna U.S. Healthcare, a health benefits company (1996-1999)

Beth B. Sexton	48	Senior Vice President, Human Resources (1999-Present); Vice President, Human Resources (1997-1999)

Carlyle H. Singer	48	Senior Vice President, Operations (2002-Present), Controller (2000-2002); President, IKON France (1998-2000)

Theodore E. Strand	60	Vice President and Controller (2002-Present), Assistant Controller (1999-2002)

William S. Urkiel	59	Senior Vice President (1999-Present) and Chief Financial Officer (1999-2004)

Robert F. Woods	49	Senior Vice President and Chief Financial Officer (2004-Present); Vice President and Controller, IBM Corporation, an information technology company (2002-2004); Vice President and Treasurer, IBM Corporation (2000-2002); Vice President-Finance, Asia Pacific Operations, IBM Corporation (1997-2000)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The New York Stock Exchange is the principal stock exchange on which our common stock is traded (ticker symbol IKN). As of December 7, 2004, there were approximately 10,345 holders of record of our common stock. The information regarding the quarterly market price ranges of our common stock and dividend payments under “Quarterly Financial Summary” on page 77 of this report is incorporated herein by reference.

We anticipate that we will pay a quarterly dividend of $0.04 per common share in March 2005. We currently expect to continue our policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements, and financial condition and may be limited by covenants in certain loan and debt agreements.

This equity compensation plan table and related footnotes included under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 79 of this report is incorporated herein by reference.

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Be Purchased Under the Program(2)
July 1, 2004 - July 31, 2004	156,400	$11.46	156,400	$222,799,299
August 1, 2004 - August 31, 2004	2,151,600	11.58	2,151,600	197,883,111
September 1, 2004 - September 30, 2004	2,160,700	11.78	2,160,700	172,426,100

	4,468,700		4,468,700	$172,426,100

(1)	We repurchased a total of 6,740,500 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q/A filed with the SEC on May 14, 2004.
(2)	Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, the Program may be discontinued by our Board of Directors at any time. As of September 30, 2004, we had utilized $77,573,900 under the Program (see page 38 for information concerning our share repurchase activity and how it relates to our Credit Facility).

Item 6.    Selected Financial Data

	2004(b)	2003(c)	2002(d)	2001(e)	2000(f)

	(in millions, except per share data, ratios and employees)
Continuing Operations
Revenue	$4,649.8	$4,710.9	$4,929.5	$5,359.0	$5,485.9
Gross profit	1,733.0	1,789.4	1,878.3	2,014.2	2,019.9
Selling and administrative	1,513.6	1,534.8	1,595.2	1,813.5	1,783.9
Operating income	208.0	254.6	293.6	137.2	147.9
Income before taxes	124.0	186.4	239.2	67.8	84.8
Net income	91.6	116.0	150.3	14.0	27.7
Earnings per common share
Basic	0.62	0.80	1.05	0.10	0.19
Diluted	0.60	0.75	0.99	0.10	0.19
Capital expenditures	92.9	125.6	178.8	144.7	159.0
Depreciation and amortization	92.4	112.5	131.0	178.6	195.1
Discontinued Operations
Income				$1.2	$1.4
Earnings per common share
Basic				0.01	0.01
Diluted				0.01	0.01
Total Operations
Net income	$91.6	$116.0	$150.3	$15.2	$29.1
Earnings per common share
Basic	0.62	0.80	1.05	0.11	0.20
Diluted	0.60	0.75	0.99	0.11	0.20
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	12.14	11.17	10.66	9.84	10.02
Return on shareholders’ equity %	5.3	7.1	9.8	1.1	2.0
Weighted average common shares (basic)	146.6	145.2	143.2	141.9	148.2
Weighted average common shares (diluted)	169.3	167.8	155.1	144.4	148.3
Supplementary Information
Current ratio	1.7	1.2	1.2	1.1	1.1
Working capital	$827.8	$425.1	$468.4	$249.5	$204.0
Total assets	4.537.9	6,639.5	6,457.8	6,291.0	6,362.6
Total debt	1,667.7	3,438.3	3,420.9	3,396.7	3,470.1
% of capitalization	49.1	67.8	69.0	70.9	70.7
Total debt, excluding debt supporting finance contracts(a)	$804.9	$429.5	$613.0	$800.9	$825.7
% of capitalization(a)	31.8	20.8	28.5	36.5	36.4
Employees	29,400	30,250	33,200	37,600	39,600

Notes:

(a)	Debt supporting finance contracts refers to the line items on the balance sheet, “current portion of debt supporting finance contracts and unsold residual value” and “long-term debt supporting finance contracts and unsold residual value.” This debt is excluded from this calculation because lease receivables represent the primary source of repayment of debt supporting finance contracts.

Selected	Financial Data:
(b)	Fiscal year results include $35.6 of losses from the early extinguishment of debt, a net loss of $11.4 on the divestiture of our North American leasing businesses (the “Loss on Sale”), tax reserve adjustments of $11.8 related to a tax gain on the sale of our U.S. leasing operations, and benefits mainly from the settlement of a U.S. federal audit (the “Tax Adjustments”). The losses from the early extinguishment of debt and Loss on Sale resulted in a decrease in operating income of $47.0 and the losses from the early extinguishment of debt, the Loss on Sale and the Tax Adjustments resulted in a decrease in net income of $17.5.
(c)	Fiscal year results include losses from early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.
(d)	Fiscal year results include gains from the reversal of certain prior year restructuring charges, resulting in an increase in operating income of $10.5 and net income of $6.8.
(e)	Fiscal year results include $63.6 of restructuring and asset impairment charges (the “2001 Restructuring Charge”), reserve adjustments of $5.3 related primarily to the exit from our telephony operations (the “Exit Costs”), and a tax reserve increase of $10.0 related to our use of corporate owned life insurance programs (the “Tax Increase”). The 2001 Restructuring Charge and the Exit Costs resulted in a decrease in operating income of $68.9, and the 2001 Restructuring Charge, the Exit Costs, the Tax Increase, and $1.2 of income from discontinued operations resulted in a decrease in net income of $61.3.
(f)	Fiscal year results include $105.2 of net restructuring and asset impairment charges (the “2000 Restructuring Charge”), a gain of $17.0 from the receipt of insurance proceeds related to shareholder litigation (the “Insurance Proceeds”), a gain on sale of investment of $3.7 and a gain from the early extinguishment of debt of $3.0 (collectively, the “Gain”). The 2000 Restructuring Charge and the Insurance Proceeds resulted in a decrease in operating income of $88.2, and the 2000 Restructuring Charge, the Insurance Proceeds, the Gain and income from discontinued operations of $1.4 resulted in a decrease in net income of $64.0.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We deliver integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer, and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization – Enterprise Services. We represent one of the industry’s broadest portfolio of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of 16,400 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe.

In the beginning of fiscal 2004, we outlined the following success factors that we believe are critical to our business:

•	strengthening our growth initiatives to expand our market reach;

•	implementing a highly responsive and cost efficient infrastructure; and

•	improving our financial flexibility.

We made significant progress in each of these areas in fiscal 2004.

In order to strengthen our growth initiatives and expand our market reach, our long-term strategy involves enhancing our supplier relationships, expanding our sales channels, and improving our overall business mix. Recognizing our role as a major sales and service channel for our suppliers, we have enhanced those relationships to target new customer and geographic opportunities, launch new products, develop IKON-exclusive offerings, and ensure effective execution in the field. Our National Account Program and Metro Market initiative are two of our most important channel expansion strategies. Our National Account Program targets multi-million dollar long-term contracts primarily with Fortune 500 and large global and private companies. Our revenues from our National Account Program grew by over 87% compared to fiscal 2003, as we continued to add to our portfolio of customers. The Metro Market initiative is designed to expand our presence in major cities in North America that represent significant market share growth opportunities and we continued to increase our share in those markets in fiscal 2004. In improving our overall business mix, we focused on higher growth technologies such as color and high-end black and white production, which are two important drivers to fuel aftermarket supplies and service revenues. In color, we experienced a 40% increase from fiscal 2003 as higher quality and more affordably priced products introduced by both Canon and Ricoh throughout fiscal 2004 continued to drive the acceptance of color into the workplace. Our strong product mix from industry leaders including Canon, Ricoh, and Konica Minolta, with whom we co-branded the IKON CPP 8050 and IKON CPP 8050e, continues to drive placements in both color and high-end black and white equipment. In services, we recently aligned our Customer Services, Managed Services, and Professional Services businesses to form Enterprise Services. Enterprise Services allows us to better integrate our document management solutions and services to improve our customers’ productivity and allows us to participate in a larger, faster growing, market segment.

During fiscal 2004, we continued to focus on maximizing the efficiency of our organization through a streamlined infrastructure, comprehensive information technology system, process improvements, and effective asset management. We continued to implement our e-IKON initiative, which describes our consolidation and centralization efforts and process redesign in conjunction with our enterprise resource planning (“ERP”) conversion, which is primarily based on the Oracle E-Business Suite. We have substantially completed the consolidation and centralization components and are now focused on continued process redesign through Six Sigma and the implementation of the ERP conversion into our remaining businesses. To date, approximately 25% of our marketplaces and two of our three customer care mega centers in the U.S. are conducting business on the new ERP platform. We will continue to allocate resources to the ERP conversion in 2005, with the implementation of the Oracle E-Business Suite, and supplementary specialty systems as needed. We expect additional marketplaces to be converted to the new system in 2005, contingent on other business priorities and appropriate timing. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. At September 30, 2004, we had 126 trained “black-belts” in the program targeting measurable financial and process benefits.

Closely linked with our success factors discussed above was our drive to achieve greater financial flexibility. In December 2003, we entered into a definitive asset purchase agreement (the “U.S. Agreement”) with General Electric Capital Corporation (“GE”) to sell certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems, and processes relating to our U.S. leasing operations, and to designate GE to be our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year program agreement with us (the “U.S. Program Agreement”, and together with the U.S. Agreement, the “U.S. Transaction”) to provide for the funding of our lease originations in the U.S. On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and one of our wholly-owned subsidiaries (“IKON Canada”), entered into a definitive asset purchase agreement (the “Canadian Agreement”) with Heller Financial Canada, an affiliate of GE (“Heller”), to sell certain assets including, without limitation, servicing functions, facilities, systems, and processes relating to our Canadian leasing operations, and to designate Heller to be our preferred lease financing source in Canada. On June 30, 2004, Heller assigned its rights and obligations under the Canadian Agreement to GE VFS Canada Limited Partnership (“GE Canada”) by executing an Assignment and Amendment Agreement among Heller, GE Canada, IKON, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation. The sale of such assets pursuant to the Canadian Agreement was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd. entered into a Canadian rider to the U.S. Program Agreement (the “Canadian Rider,” and together with the Canadian Agreement, the “Canadian Transaction,” and together with the U.S. Transaction, the “Transactions”) to provide for the funding of our lease originations in Canada. We are entitled to receive an origination fee on all new leases underwritten by GE in the U.S. and GE Canada in Canada, and income from the sharing of gains on certain lease-end activities in the U.S. In addition, we will receive fees from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end activities in the U.S., but not the Preferred Fees. The term of the Canadian Rider may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees.

With the proceeds from the Transactions, we repaid a significant amount of debt, including $860 million of asset securitization conduit financing agreement debt, $250 million of our 7.25% notes due 2008 (the “2008 Notes”), and various other debt repayments totaling approximately $103 million. As a result of these and other actions taken to improve our liquidity, our total debt to capital ratio declined to 49.1% from 67.8% compared to fiscal 2003. We paid income taxes directly related to the Transactions and subsequent run-off of the U.S. retained lease portfolio of $297 million and made a special pension contribution of approximately $75 million. We also repurchased approximately $78 million of our common stock under our 2004 $250 million Board authorization. We expect to continue share repurchases, make further debt reductions, and growth initiative investments.

For fiscal 2004, we had revenues of $4.65 billion, representing a 1.3% decline from fiscal 2003. This decline was due in large measure to the initial impact of our transition out of the North American leasing operations and the decrease in high-margin revenues from that business. Diluted earnings per share were $0.60. Refer to “Results of Operations” for further discussion of our annual financial statements.

For fiscal 2005, our priorities have evolved to focus on operational leverage, core growth, and expansion. Our objectives for the 2005 fiscal year assume continued growth and profitability improvements in our ongoing revenue streams, while we continue to transition out of our captive leasing business in North America. For fiscal 2005, we expect revenues to decline by approximately 2% to 4%, reflecting 2% to 3% growth in net sales and services, offset by a decline in finance revenues of approximately 60%. Earnings are expected to be in the range of $0.63 to $0.68 per diluted share, which reflects a headwind of approximately $0.15 per diluted share expected from the Transactions and double-digit improvement in the remaining business.

CRITICAL ACCOUNTING POLICIES

We have identified below the accounting policies critical to our business and results of operations. We determined the critical accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this annual report on Form 10-K. We believe our most critical accounting policies include the following:

Revenue Recognition.    We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sale or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and delivery. Generally, we do not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services’ revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within net sales when products are delivered to and accepted by the customer and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned.

Supporting our objective to provide complete solutions to our customers, we generally bundle a Customer Services agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflects the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price lists. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size, and costs of financing. The equipment revenue is compared to the national price lists. If the equipment revenue falls within the price range per the national price lists, no adjustment is required. If the equipment revenue is not within the price range per the national price lists, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price lists.

Goodwill.    We evaluate goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) 142. We perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. We perform the review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of their fair value. We use a combination of discounted cash flow projections and market values for comparable businesses to calculate fair value. Our estimate of future cash flows includes assumptions concerning future operating performance and economic conditions which may differ from actual future cash flows.

Inventories.    Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those anticipated, inventory adjustments may be required.

Allowances for Receivables.    We maintain allowances for doubtful accounts and lease defaults for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to significantly deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of our North American leasing business.

Income Taxes.    Income taxes are determined in accordance with SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies. However, in the event that we determine the value of a deferred tax asset has fluctuated from its net recorded amount, an adjustment to the deferred tax asset would be necessary.

Pension.    Accounting for pensions requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality, and employee turnover. Actual results may differ from our actuarial assumptions, which may have an impact on the amount of reported expense or liability for pension benefits. The rate of return assumption is reviewed at each measurement date based on the pension plans’ investment policies and an analysis of the historical returns of the capital markets, adjusted for current interest rates as appropriate. Our current asset allocation targets are to have 70%-85% in equity securities, 13%-23% in debt securities, and 2%-8% in alternate investments. The discount rate used is determined by consideration of appropriate bond indices. A 0.25% change in the expected rates of return from those used would change fiscal 2004 pension expense by approximately $700,000. A 0.25% change in the discount rates from those used would change fiscal 2004 pension expense by approximately $4,000,000.

Residual Values.    We estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment and generally range between 0% to 25% of MSRP, depending on the equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment. As a result of the Transactions, this critical accounting policy only affects us for residual values on lease receivables of our European operations, U.S. lease receivables retained by us after the sale of our U.S. leasing operations, and any new leases in North America that are self-funded.

Other Accounting Policies.    Other accounting polices, not involving the same level of significance as those discussed above, are nevertheless important to an understanding of our financial statements. See note 1 to the consolidated financial statements, Significant Accounting Policies, which discusses other accounting policies.

RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2004, 2003, and 2002, refer to the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Fiscal 2004 Compared to Fiscal 2003

Revenues

	2004	2003	Change
Net sales	$1,995,029	$1,986,761	0.4%
Services	2,381,400	2,335,958	1.9
Finance income	273,391	388,193	(29.6)

	$4,649,820	$4,710,912	(1.3)%

The decrease in revenues of 1.3% compared to fiscal 2003, which includes a currency benefit of 1.7% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income, partially offset by an increase in net sales and services as a result of benefits realized from our National Account Program and other growth platforms, and fees received under the U.S. Program Agreement and Canadian Rider.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 2.0%. Sales of technology hardware declined by $15,525, compared to fiscal 2003, as we did not renew several large customer relationships for 2004 and we continue to de-emphasize this business. Direct supply sales decreased by approximately 15%, or $24,075, compared to the prior year due to lower demand for fax and lower-end copier supplies. Equipment revenue, which comprises approximately 90% of our net sales mix, increased by approximately 3%, or $47,869, compared to the prior year due mainly to the net impact of the new relationship with GE and continued growth from the sale of color equipment. Revenues generated from the sale of color devices increased by 40% compared to fiscal 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 15% in fiscal 2003 to approximately 21% in fiscal 2004. Sales of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased slightly compared to fiscal 2003. Sales of black and white production and color devices, two areas of focus that improve our aftermarket potential, represented 44% of our equipment revenues in fiscal 2004 compared to offset by decreases from the sale of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) of approximately 11%, compared to fiscal 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices and lower average selling prices for these products. As a percentage of equipment revenue, sales of black and white office equipment (including miscellaneous equipment) represented 56% in fiscal 2004 compared to 63% in fiscal 2003. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and Preferred Fees. Services increased by 1.9%, which includes a currency benefit of 1.4%. Excluding this currency benefit, overall services increased by approximately 0.5%. This increase was driven by our growth platforms, such as Professional Servcies, and the impact of fees received as a result of the new GE relationship, including Preferred Fees of $25,335 during fiscal 2004 partially offset by the impact of lease-end activities of approximately $14,443. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Customer Service revenues (which are significantly impacted by the amount and mix of copy volumes), decreased by $7,242, or 0.5%, compared to fiscal 2003. Although copy volumes increased by 4.2%, Customer Services revenues were negatively impacted by an unfavorable impact of price and mix of copy volume compared to fiscal 2003. Managed Services increased by approximately 0.3%, or $2,517, due largely to the recognition of a commercial imaging contract in the first quarter of fiscal 2004, which benefited Managed Services growth by approximately 140 basis points. On-site facilities management grew from the prior year, due to an increase in new contracts and an improved retention rate. Off-site managed services declined largely due to lower copy volumes from transactional business and a decrease in large account activity compared to fiscal 2003. Professional Services, our fastest and most important growth opportunity within services over the next several years, increased by $18,499, or 28.8%, due to the growing demand for assessment and workflow improvements by our customers. In fiscal 2005, we will continue to make investments to improve utilization, profitability, and continued growth of Professional Services. Rental revenue decreased by $8,419, or 9.7%, compared to fiscal 2003 due to the sale of $38,900 of rental assets to GE on March 31, 2004 which we expect will continue to decrease into fiscal 2005.

Finance income is generated by our wholly-owned leasing subsidiaries as well as certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income is primarily due to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the U.S. and Canadian Transactions did not generate finance income for us during the second half and fourth quarter of fiscal 2004, respectively. In addition, finance income decreased due to a decrease in our average financing rate charged on our lease receivables compared to fiscal 2003. These decreases were partially offset by the impact of growth in the lease portfolio prior to the Transactions and a currency benefit of 1.5%. Although we will continue to receive finance income under certain leases that will be financed directly by us, our total finance income will decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2004	2003
Gross margin, net sales	28.5%	29.5%
Gross margin, services	41.2	41.2
Gross margin, finance income	67.3	61.9
Gross margin, total	37.3	38.0

The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment, particularly revenues from the sale of higher margin used equipment, growth in lower-margin National Account Program revenues, and continued market competitiveness. While lower selling prices have fueled increased demand for color and higher-volume black and white equipment, the lower end of the black and white equipment market continues to commoditize and remains competitive which caused a negative impact on our margins. Partially offsetting these negative trends was an improved mix of higher-margin color equipment revenues and continued benefits realized from the centralization of our supply chain function. In addition, the net impact of origination fees and sales of equipment residual values to GE positively impacted the net sales gross margin by approximately 12 basis points. We expect the net impact of origination fees and sales of equipment residual values to GE will negatively impact the net sales gross margin percentage in fiscal 2005.

The gross margin percentage on services remained consistent compared to fiscal 2003. A lower mix of Customer Services revenues and the impact from the completion of a multi-year commercial imaging contract in which no profit was earned negatively impacted services profit margins. These decreases were offset by the net impact of the new GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin by approximately 89 basis points.

The gross margin percentage on finance income increased from 61.9% in fiscal 2003 to 67.3% in fiscal 2004 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2004 compared to fiscal 2003. European leases are leveraged with a lower amount of debt, therefore European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio that we retained after the U.S. Transaction during the second half of fiscal 2004. Part of this lower leverage was due to the fact that $14,209 of interest expense was recorded in “Interest expense, net” during fiscal 2004 related to debt that was reclassified from debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) to corporate debt beginning on April 1, 2004. As a result, the gross margin on finance income was positively impacted by this change in classification. Partially offsetting the positive impact of these items was a decrease in our average financing rate charged on our lease receivables compared to fiscal 2003. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio. By September 30, 2005, we believe that approximately 82% of the profit we estimated would be generated by the retained U.S. lease portfolio as of the consummation of the U.S. Transaction will be earned.

Selling and Administrative Expenses

	2004	2003	Change
Selling and administrative expenses	$1,513,635	$1,534,834	(1.4)%
S&A as a % of revenue	32.6%	32.6%

Selling and administrative expense, which was unfavorably impacted by $19,465 due to foreign currency translation compared to the prior year, decreased by $21,199, or 1.4%, during fiscal 2004 compared to fiscal 2003, but remained consistent as a percentage of revenue. This decrease was due to the following:

Net Impact of the Transactions

The net impact of the U.S. Transaction was a significant driver of the change in selling and administrative expense compared to fiscal 2003 resulting in a decrease of approximately $38,560. Approximately $28,265 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the six months ended September 30, 2004. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense as a result of the U.S. Transaction was due to the decrease of over 300 employees that were transferred to GE. Partially offsetting the lease default and headcount decreases were increases in fees paid to GE for servicing our retained U.S. lease portfolio of $7,021 as well as other corporate costs to support the U.S. Transaction including headcount and certain infrastructure enhancements.

The net impact of the Canadian Transaction did not result in a material change in our selling and administrative expenses in fiscal 2004 compared to fiscal 2003.

Other Selling and Administrative Expenses

Other changes in selling and administrative expenses impacting the Company were:

•	An increase in pension costs of $7,010, compared to fiscal 2003 due mainly to the impact of changes in actuarial assumptions compared to fiscal 2003. Pension expense is allocated between selling and administrative expense and cost of revenues based on number of employees related to those areas. We expect that our fiscal 2005 pension expense will decrease compared to fiscal 2004;

•	An increase in insurance and non-income taxes of $7,175, compared to 2003 due to higher workers’ compensation costs and property tax expenses compared to fiscal 2003;

•	An increase of $6,272 related to termination costs of a long-term disability plan. The termination costs are not expected to recur in future fiscal years;

•	An increase of $8,472 related to higher legal costs during fiscal 2004 compared to fiscal 2003. During fiscal 2004, we recorded a charge of approximately $2,300 related to an adverse judgment we received on a claim in Canada. During fiscal 2003, we received a favorable judgment on a matter in the U.S. and we recognized income of $5,560;

•	An increase in bad debt expense, lease default expense (excluding the impact of the Transactions), and concessions made to customers of $7,817. This increase was due mainly to the impact of further consolidation of our customer care centers, which caused a temporary disruption in our collection efforts during fiscal 2004. We expect to begin to realize the benefits of this consolidation during fiscal 2005, which we expect will reduce this expense.

These increases were offset by a $36,294 decrease in compensation related expenses, primarily the result of headcount reductions compared to fiscal 2003 as we continue our efforts to consolidate and centralize certain administrative functions. The impact of headcount reductions on compensation expense was partially offset by higher employee salary levels compared to fiscal 2003.

In fiscal 2005, we expect to experience further improvements in selling and administrative expense as we realize the benefits of a late fourth quarter 2004 headcount reduction of 250 employees as well as the benefit of a similar reduction expected in the first half of fiscal 2005. In addition, we expect to continue to realize benefits of lower selling and administrative expense as a result of the Transactions. These decreases will be partially offset by the impact of annual salary increases and an increase in consulting and audit fees as we execute our Sarbanes-Oxley internal control certification efforts, which we are required to be in compliance with as of September 30, 2005.

Other

	2004	2003	Change
Loss from divestiture of businesses, net	$11,427	$—	100.0%
Operating income	207,950	254,593	(18.3)
Loss from early extinguishment of debt, net	35,906	19,187	87.1
Interest expense, net	48,058	49,033	(2.0)
Taxes on income	32,432	70,356	(53.9)
Net income	91,554	116,017	(21.1)
Diluted earnings per common share	0.60	0.75	(20.0)

During fiscal 2004, we incurred a net loss of $11,427 from the Transactions resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transactions.

Operating income decreased in fiscal 2004 by 18.3% compared to fiscal 2003, as a result of the factors discussed above.

During fiscal 2004, we recorded a loss from early extinguishment of debt of $35,906, as a result of the repurchases of debt and other financing related actions discussed on page 36 under “Debt Structure.” During fiscal 2003, we recorded a loss from the early extinguishment of debt of $19,187, as a result of the repurchase of various debt instruments discussed on page 32.

The decrease in interest expense, net was due to lower average outstanding debt balances in fiscal 2004 compared to fiscal 2003. As a result of our assumption of IOSC’s public debt (the 9.75% notes due 2004 (the “2004 Notes”), 5% convertible notes due 2007 (the “Convertible Notes”) and the 2008 Notes; collectively, (the “Additional Corporate Debt”)) as part of the U.S. Transaction, interest on this debt, which was reported in finance interest expense prior to April 1, 2004, is now reported as interest expense, net. This change resulted in approximately $14,209 of additional interest expense to be recorded in interest expense, net compared to fiscal 2003. We expect to experience a modest increase in interest expense, net, as the Additional Corporate Debt will be included on this income statement line for the entire 2005 fiscal year, partially offset by the benefit of lower average outstanding balances of other debt during fiscal 2005.

The effective income tax rate was 26.16% and 37.75% for fiscal 2004 and fiscal 2003, respectively. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction in fiscal 2004. In addition, during fiscal 2004, we reversed valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. Furthermore, during fiscal 2004, we recorded a benefit of $7,048 due mainly to the favorable settlement of a U.S. federal tax audit. Our tax valuation allowance was $24,291 and $55,171 at September 30, 2004 and 2003, respectively. For fiscal 2005, we expect our effective income tax rate to increase to 38.50% due to the impact of our complete utilization of net operating loss carryovers in Canada.

Diluted earnings per common share were $0.60 for fiscal 2004 compared to $0.75 for fiscal 2003. The diluted earnings per common share calculation reflects the impact of the Convertible Notes issued in May 2002. We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The diluted earnings per share calculation also reflects the dilutive impact of employee stock options and awards.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested, see “Business - Recent Developments”) and Europe, respectively.

Additionally, prior to fiscal 2003, we had an additional operating segment called “Other” which had included our technology education and telephony businesses, which we exited during fiscal 2002. The results of operations of technology education and telephony are included through their respective disposition dates. Accordingly, during fiscal 2004 and fiscal 2003, we had no remaining businesses included in the Other segment.

IKON North America

	2004	2003	Change
Net sales	$1,714,735	$1,733,266	(1.1)%
Services	2,154,828	2,128,042	1.3
Finance income	247,568	365,264	(32.2)
Finance interest expense	82,178	141,912	(42.1)
Loss on divestiture of businesses	11,427	—	100.0
Operating income	565,577	551,393	2.6

Approximately 90% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales decreased by 1.1% due to a decline in direct supply sales of $26,204 compared to fiscal 2003 as a result of lower demand for fax and lower-end copier supplies. Additionally, there was a decline in technology hardware of $13,606 as a result of several large customer relationships that were not renewed for fiscal 2004 as we continue to de-emphasize these businesses. These decreases were offset by an increase in equipment sales of $21,604 compared to fiscal 2003, due mainly to the net impact of the new relationship with GE and continued growth in color revenues. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004. Services increased by 1.3% primarily due to the net impact of the Preferred Fees received from GE as a result of the new GE relationship of $25,335, an increase in Professional Services of $16,222, as we continue to focus on this area of growth, and an increase in Managed Services of $3,052, due largely to the recognition of a commercial imaging contract in the first quarter of fiscal 2004. On-site facilities management grew from the prior year, due to an increase in new contracts and an improved retention rate. Off-site managed services declined largely due to lower copy volumes from transactional business and a decrease in large account activity compared to fiscal 2003. These increases were partially offset by decreases in Customer Services of $21,958 due to an unfavorable impact of price and mix of copy volume. Finance income and finance interest expense decreased as a result of the Transactions. We incurred a loss of $11,427 from the divestiture of the U.S. and Canadian leasing businesses resulting from the difference between the carrying amount of the assets sold and proceeds received and certain costs associated with the Transactions. Operating income increased primarily due to higher profit margins on finance income compared to fiscal 2003, offset by slightly lower margins in both net sales, services and the impact on the loss on divestiture of businesses, and a decrease to finance interest expense of $14,209, as a result of the reclassification of the Additional Corporate Debt.

IKON Europe

	2004	2003	Change
Net sales	$280,294	$253,495	10.6%
Services	226,572	207,916	9.0
Finance income	25,823	22,929	12.6
Finance interest expense	7,238	6,160	17.5
Operating income	25,286	25,829	(2.1)

Net sales increased as a result of currency benefits of approximately $31,009. Excluding the impact of currency translation, net sales decreased by 1.7%, due to a decline in our non-core technology services equipment revenue as we continue to de-emphasize this business. Services increased as a result of currency benefits of approximately $24,361, excluding the impact of currency translation, services decreased by 2.7%, due to a decline in equipment services revenues as the transition from analog to digital continues at a lower cost per copy, together with a decline in Managed Services. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $2,768. Operating income in fiscal 2004 decreased due to the operational performance discussed above, partially offset by a favorable impact of currency.

Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, which were $382,913 and $322,629 in fiscal 2004 and fiscal 2003, respectively, increased due to higher legal costs due to a charge related to an adverse judgment received in fiscal 2004 compared to a favorable ruling in fiscal 2003 in which we recognized income. We also had a headcount increase in corporate, which corresponded to an increase in salaries. Finally, there was an increase in pension expense related to corporate employees.

Fiscal 2003 Compared to Fiscal 2002

Revenues

	2003	2002	% Change
Net sales	$1,986,761	$2,142,895	(7.3)%
Services	2,335,958	2,411,651	(3.1)
Finance income	388,193	374,921	3.5

	$4,710,912	$4,929,467	(4.4)%

The decrease in revenues compared to fiscal 2002, which included a currency benefit of 1.3% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), was primarily the result of our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002, which accounted for 71.6% of the decline in fiscal 2003.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 1.8%. Sales of technology-related hardware (a business the Company exited as described above), such as computers, routers and servers, contributed to 66.1% of the net sales decline compared to fiscal 2002. Revenues from the sale of copier/printer equipment decreased by 1.5%, or $26,222, compared to fiscal 2002 due to changes in product sales mix, delays in purchasing decisions by our customers, and lower selling prices as new technologies were introduced at lower price points, particularly in color equipment. Revenues from the sale of black and white equipment declined in the mid-single digits, while revenues from the sale of color equipment grew by over 15% compared to fiscal 2002. In fiscal 2003, approximately 37% of copier/printer equipment revenues were from sales of high-end black and white and color products, compared to approximately 34% in fiscal 2002. Sales of supplies decreased by 15.3% compared to fiscal 2002 due to declines in the sale of fax supplies.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases and miscellaneous other fees generated by our captive finance subsidiaries. The decrease in services includes a currency benefit of 1.1%. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses during fiscal 2002, which accounted for 70.3% of the total services decline in fiscal 2003. The primary reason for the remaining decrease was due to customers’ business downsizing, customers’ decisions to in-source and reduced demand for business document services and legal document services, arising from a slowdown in the legal business, and fewer commercial transactions that utilize such services. Customer Services revenue decreased by 1.0%, or $14,390, as declines in copy volume of segment 1 – 4 devices outpaced an increase in copy volume for color and segment 5 and 6 devices.

Finance income is generated by our wholly-owned leasing subsidiaries. IOSC, IKON’s leasing subsidiary in the U.S. which was sold to GE in fiscal 2004 (see “Business—Recent Developments”), accounted for approximately 90% of our finance income during fiscal 2003 compared to approximately 93% during fiscal 2002. Approximately 81% of our copier and equipment revenues in the U.S. were financed by IOSC during fiscal 2003, compared to approximately 79% during fiscal 2002. The increase in finance income was primarily due to growth in the net lease portfolio of 4.3% compared to fiscal 2002 and a currency benefit of 0.8%.

Gross Margin

	2003	2002
Gross margin, net sales	29.5%	30.7%
Gross margin, services	41.2	41.6
Gross margin, finance income	61.9	57.9
Gross margin, total	38.0	38.1

Total gross margin percentage remained relatively consistent compared to fiscal 2002. The decrease in gross margin percentage on net sales was primarily due to a less favorable product and supplies mix, increased competition for copier/printer equipment (particularly in the second half of the year), and a higher level of inventory write-offs compared to fiscal 2002. The impact of these items was partially offset by reduced sales of lower-margin technology-related hardware. The gross margin percentage on services remained relatively consistent compared to fiscal 2002. The gross margin percentage on finance income increased compared to fiscal 2002 primarily due to lower average borrowing rates. The average financing rate on our lease receivables was approximately 11% for fiscal 2003 and fiscal 2002. Additionally, our finance subsidiaries’ average cost of debt was approximately 5% and 6% for fiscal 2003 and fiscal 2002, respectively.

Selling and Administrative Expenses

	2003	2002	Change
Selling and administrative expenses	$1,534,834	$1,595,208	(3.8)%
S&A as a % of revenue	32.6%	32.4%

Selling and administrative expenses decreased by 3.8% compared to fiscal 2002, but increased slightly as a percentage of revenue. The dollar decrease was due to $53,655 from improved productivity, centralization and consolidation initiatives, including headcount reductions, and $35,902 from the downsizing or elimination of unprofitable businesses. We incurred $46,393 of increased pension costs and information technology expenses (including expense related to the implementation of e-IKON) and $8,422 of higher bad debt expense, which were partially offset by a $16,944 decrease in expenses related to operational performance compensation costs. During fiscal 2003, we experienced better than anticipated results in certain litigation matters which reduced net legal expenses by $3,000. Furthermore, during 2002 we recorded a charge of $6,000 related to the settlement of the legal matter of Whetman, et al. v. IKON Office Solutions, Inc., et al.

Other

	2003	2002	Change
Restructuring reserve reversal	$—	$10,497	(100.0)%
Operating income	254,593	293,589	(13.3)
Loss from early extinguishment of debt, net	19,187	—	100.0
Interest expense, net	49,033	54,389	(9.8)
Taxes on income	70,356	88,866	(20.8)
Net income	116,017	150,344	(22.8)
Diluted earnings per common share	0.75	0.99	(24.2)

In the fourth quarter of fiscal 2002, we reversed $10,497 ($6,823 after-tax) of restructuring charges taken during fiscal 2001 and fiscal 2000 (the “Charges”). The Charges represented severance, leasehold termination costs, and contractual commitments related to the closure or downsizing of our technology education integration and education businesses, and digital print centers. Additionally, these actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support, and the realignment of sales coverage against our long-term growth objectives. The reversal taken in fiscal 2002 related to the Charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs, and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated, 188 fewer positions eliminated than estimated due to voluntary resignations, and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

Our operating income in fiscal 2003 decreased by 13.3% compared to fiscal 2002, as a result of the factors discussed above.

As a result of the following debt repurchases, we recognized a net loss, including the write-off of unamortized costs, of $19,187 during fiscal 2003, which is included in loss from early extinguishment of debt in the consolidated statements of income:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 9.75%, due 2004	$215,109	$233,442
Bond issue at rate of 6.75%, due 2004	63,751	65,357
Bond issue at rate of 6.75%, due 2025	36,258	29,191
Bond issue at rate of 7.30%, due 2027	20,000	16,425
Private placement debt, due 2005	55,000	61,327

	$390,118	$405,742

During fiscal 2003, interest expense, net, decreased due to lower average outstanding debt combined with lower average borrowing rates compared to fiscal 2002.

The effective income tax rate was 37.75% in fiscal 2003, compared to 37.15% in fiscal 2002. The increase in the effective income tax rate was primarily attributable to an increase in our state taxes during fiscal 2003. Our tax valuation allowance was $55,171 and $51,790 at September 30, 2003 and 2002, respectively. The net increase in the valuation allowance was primarily attributable to a change in our assessment that it was more likely than not that tax benefits from losses incurred in certain foreign jurisdictions would be realized. No individual jurisdiction had a material impact on the change.

Diluted earnings per common share were $0.75 in fiscal 2003, compared to $0.99 in fiscal 2002. The diluted earnings per common share calculation reflects the impact of the Convertible Notes issued in May 2002. We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for fiscal 2003 assumed the Convertible Notes were outstanding for all of fiscal 2003, whereas the calculation of diluted earnings per common share for fiscal 2002 assumed the Convertible Notes were outstanding since May 2002. As a result, there was $0.03 of additional dilution in fiscal 2003 compared to fiscal 2002. The dilutive earnings per share calculation also reflects the dilutive impact of employee stock options and awards.

Review of Business Segments

IKON North America

	2003	2002	Change
Net sales	$1,733,266	$1,873,295	(7.5)%
Services	2,128,042	2,243,551	(5.1)
Finance income	365,264	354,435	3.1
Finance interest expense	141,912	151,372	(6.2)
Restructuring reserve reversal	—	8,404	(100.0)
Operating income	551,393	608,428	(9.4)

Approximately 90% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Approximately $92,158 of the net sales decrease was due to a decline in sales of technology-related hardware (a business we exited as described above). The remaining decrease was due to changes in product sales mix, delays in purchasing decisions by our customers, and lower selling prices as new technologies were introduced at lower price points, especially in color equipment (particularly in the second half of the year). Sales of supplies decreased by approximately $25,685 due to declines in the sales of fax supplies and generally lower volumes on equipment usage. Approximately $31,308 of the services decline resulted from a decrease in revenue from servicing of copier/printer equipment. This decrease was primarily due to a change in the mix of products serviced as declines in copy volume of segment 1 – 4 devices outpaced an increase in copy volume for color and segment 5 and 6 devices compared to fiscal 2002. Approximately 73% of the services decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately 52% was due to the impact of our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customers’ decisions to in-source, and reduced demand for legal and business document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. Finance income increased due to growth in the lease portfolio compared to fiscal 2002, while finance interest expense decreased due to lower average borrowing rates compared to fiscal 2002. Operating income decreased due to lower revenues and lower profit margins on revenues compared to fiscal 2002. These changes were partially offset by a decrease in selling and administrative expenses in fiscal 2003 compared to fiscal 2002, which was substantially due to headcount reductions. In addition, during fiscal 2002, INA reversed $8,404 related to prior restructuring programs.

IKON Europe

	2003	2002	Change
Net sales	$253,495	$265,465	(4.5)%
Services	207,916	160,818	29.3
Finance income	22,929	20,486	11.9
Finance interest expense	6,160	6,519	(5.5)
Restructuring reserve reversal	—	64	(100.0)
Operating income	25,829	23,139	11.6

Net sales decreased by $11,970 despite currency benefits of approximately $27,945, partially offset by a decrease in sales of supplies due to declines in the sales of fax supplies and generally lower volumes on equipment usage and technology related hardware as we continue to de-emphasize this business. Services increased as a result of currency benefits of approximately $20,702 and an increase of $16,918 in equipment service and outsourcing and other services compared to fiscal 2002. Finance income increased primarily as a result of strengthened foreign currencies, which contributed to approximately $2,070 of the increase. Operating income increased during fiscal 2003 due to reduced headcount as a result of infrastructure improvements and exchange rate benefits.

Other

	2003	2002	Change
Net sales	—	$4,135	(100.0)%
Services	—	7,282	(100.0)
Restructuring reserve reversal	—	1,442	(100.0)
Operating loss	—	(1,752)	(100.0)

Net sales, services revenue, and operating losses decreased as a result of the downsizing, sale, and closure of non-strategic or unprofitable businesses such as telephony, technology education, and other technology-related operations during fiscal 2002. In addition, during fiscal 2002, we reversed $1,442 related to prior restructuring programs.

Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. During fiscal 2002, we reversed $587 related to prior restructuring programs related to Corporate and Eliminations. Operating losses in Corporate and Eliminations were $322,629 and $336,226 in fiscal 2003 and fiscal 2002, respectively. The decrease in operating losses from fiscal 2002 to fiscal 2003 were due to continued benefits realized from the implementation of various centralization initiatives.

Financial Condition and Liquidity

Cash Flows and Liquidity

The following summarizes cash flows for fiscal 2004 as reported in our consolidated statements of cash flows:

2004
Cash used in operating activities	$(377,252)
Cash provided by investing activities	2,132,245
Cash used in financing activities	(1,648,348)
Effect of exchange rates	6,276

Increase in cash	112,921
Cash and cash equivalents at beginning of the year	360,030

Cash and cash equivalents at end of the year	$472,951

Operating Cash Flows

Cash used in operating activities was $377,252 for fiscal 2004. A significant use of cash was from the increase of accounts receivables of $251,960 during the year ended September 30, 2004. Approximately $215,740 of this increase was due to the Transactions, the most significant impact being that unpaid sales of equipment to GE are now reflected as trade accounts receivable (affecting “Cash Used in Operating Activities”) whereas unfunded sales of equipment to customers under leasing arrangements through IOSC and IKON Canada were previously reflected as finance receivables (affecting “Cash Provided by Investing Activities”). Accounts payable, deferred revenue, and accrued expenses decreased by $122,092 due to contributions to our pension plans of $97,500, including a voluntary contribution of $75,000, a decrease in interest payable of $9,720 due to an overall reduction of average debt balances compared to fiscal 2003 and a decrease in accrued income taxes of $9,058. We paid $356,374 in income taxes during fiscal 2004, contributing to the decrease in accrued income taxes noted above, compared to a refund of $1,758 received in fiscal 2003. The tax basis in both the assets that were disposed of in the Transactions and the retained U.S. lease portfolio were lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the sale of the assets as well as the runoff of the retained U.S. lease portfolio has resulted in, and will continue to result in, an increase in income tax payments. Net income was $91,554 in fiscal 2004 and non-cash operating expenses were $240,997, which includes depreciation, amortization, provision for losses on accounts and lease receivables, pension expense, non-cash interest expense on debt supporting unsold residual value, loss from the early extinguishment of debt, and loss on divestiture of businesses, net.

Valuation and Qualifying Accounts included on page 81 provides a rollforward of the allowance for doubtful accounts. Our provision for losses on accounts receivable were $21,366, $13,175, and $4,753, and write-offs, net of recoveries, were $15,512, $13,168, and $14,012, for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Our policy is to calculate the allowance as a percentage of accounts receivable aged greater than 150 days plus an additional allowance for any amount that we have specifically identified as potential bad debts. In fiscal 2000 and fiscal 2001, we standardized and centralized our accounts receivable collection processes and functions. Additionally, in fiscal 2002, we continued to focus on improving our accounts receivable collection procedures by launching our first centralized customer care center, which consolidated service capabilities such as dispatch, customer service, and supply sales into one center. Our days sales outstanding on trade accounts receivable has remained consistent at approximately 51 days for each of the three past fiscal years compared to historically higher days sales outstanding prior to these efforts. Our percentage of accounts receivable aged greater than 150 days increased from 4.6%, at September 30, 2002 to 5.9% at September 30, 2003 to 7.0% at September 30, 2004 and our write-offs, net of recoveries increased approximately 18% during fiscal 2004 after a decrease of approximately 6.0% in fiscal 2003. The increases in aged receivables over the last three fiscal years and the increase in write-offs in fiscal 2004 were partially due to the temporary disruption in our collection efforts caused by the consolidation of our customer care centers.

The provision for lease defaults decreased significantly to $28,226 in fiscal 2004 from $67,922 in fiscal 2003. This decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the six months ended September 30, 2004. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The lease default balance at September 30, 2004 of $6,446 relates to our European lease portfolio.

Investing Cash Flows

During fiscal 2004, we received $2,132,245 of cash from investing activities, which includes proceeds from the divestiture of our U.S. and Canadian leasing businesses totaling $1,849,148. We also received proceeds of $383,381 for the sale of finance receivables, which represent leases written on IKON Lease Paper and transferred to GE or other syndicators during fiscal 2004. We had capital expenditures for property and equipment of $40,481 and capital expenditures for equipment on operating leases of $52,459. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of property and equipment during fiscal 2004 were $18,565. Cash provided by investing activities includes net cash used by finance subsidiaries of $18,270 due to additions of lease receivable exceeding collections.

Financing Cash Flows

During fiscal 2004, we used $1,648,348 of cash for financing activities. As discussed in further detail below under “Debt Structure” on page 36 during fiscal 2004 we used $1,625,717 for debt related activities. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization. During fiscal 2004, we repurchased 6.7 million shares of our outstanding common stock for $77,574, leaving $172,426 remaining for share repurchases under the 2004 authorization. In fiscal 2005, we plan to continue our debt and share repurchases.

During fiscal 2004, we paid $23,476 of dividends representing $0.16 per common share to shareholders of record.

Cash flows from financing activities includes a decrease of $68,815 in restricted cash that primarily represents the cash that has been collected on leases that are pledged as collateral for lease-backed notes. Included in this decrease is $29,453 of cash that has been collected by GE on our behalf which GE has not remitted to us. This cash, which was previously recorded as restricted cash prior to the consummation of the U.S. Transaction, is now recorded as accounts receivable. In addition, restricted cash decreased by $38,446 related to the 2004 Notes, which were defeased in fiscal 2003. During fiscal 2004, the 2004 Notes were repaid upon their maturity with the restricted cash.

Debt Structure

	September 30
	2004	2003
Outstanding corporate debt
Bond issues	$411,423	$415,906
Convertible subordinated notes*	290,000
Notes payable*	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	7,684	13,640

	803,942	429,546
Less: current maturities	62,085	10,526

	$741,857	$419,020

Outstanding debt supporting financing contracts and unsold residual value
Convertible subordinated notes*		$300,000
Notes payable*		384,714
Lease-backed notes	$683,086	1,563,215
Asset securitization conduit financing	129,668	718,939
Notes payable to banks	3,868	41,847
Debt supporting unsold residual value	46,187

	862,809	3,008,715
Less: current maturities	439,941	1,445,177

	$422,868	$1,563,538

*	On March 31, 2004, the Convertible Notes and the notes payable presented at September 30, 2003 were reclassified from debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) to corporate debt as a result of the U.S. Transaction.

Our total debt to capital ratio was 49.1% at September 30, 2004, compared to 67.8% at September 30, 2003. This decrease is primarily a result of the U.S. and Canadian Transactions and the repayment of the U.S. and Canadian asset securitization conduit financing agreements from the proceeds received from the Transactions. Also contributing to the decrease, was the early extinguishment of $277,253 of notes payable during fiscal 2004. In addition to the early extinguishment of $7,500 of the 2004 Notes, we repaid the outstanding $27,214 balance of the 2004 Notes in June 2004 upon maturity. Prior to June 2004, $32,714 was held in escrow to defease the outstanding balance of the 2004 Notes and was included in restricted cash on our balance sheet. During fiscal 2004, we repaid $1,676,603 of Non-Corporate Debt and received $440,974 from the issuance of related debt instruments.

During fiscal 2004, we repurchased the following debt before its contractual maturity:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 6.75%, due 2004	$4,588	$4,730
Bond issue at rate of 9.75%, due 2004	7,500	7,628
Bond issue at rate of 7.25%, due 2008	255,165	282,611
Convertible Notes at stated rate of 5.00%, due 2007	10,000	10,300

	$277,253	$305,269

As a result of these repurchases and the termination of the U.S. asset securitization conduit financing arrangements (the “U.S. Conduits”) and the $300,000 unsecured credit facility (the “Old Credit Facility”), we recognized a loss, including the write-off of unamortized costs, of $35,906, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2004.

During fiscal 2004, GE assumed $261,355 of our lease-backed notes as part of the U.S. Transaction.

Asset Securitization Conduit Financing Agreements

Immediately following the closing of the U.S. and Canadian Transactions, GE repaid on our behalf, $796,070 and $63,677 of outstanding balances under our U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if we made the repayments of the U.S. and Canadian Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2004. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively.

During the fourth quarter of fiscal 2004, IKON Capital PLC, our leasing subsidiary in the United Kingdom, terminated our existing revolving asset securitization conduit financing agreement in the United Kingdom (the “Old U.K. Conduit”) and replaced it with a new revolving asset securitization conduit financing agreement (the “New U.K. Conduit,” collectively with the Old U.K. Conduit, the “U.K. Conduits”) with a new lender and terms similar to those of the Old U.K. Conduit. As of September 30, 2004, we had approximately $24,788 available under the New U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with the U.K. Conduits.

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases originated on IKON Lease Paper (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. As of September 30, 2004, the residual value and corresponding debt was $31,522. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to $502 on a cumulative basis. The net book value of the combined lease portfolio as of September 30, 2004 was approximately $3,157,000.

In addition, we transferred $14,665 of lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt is recorded representing the cash received from GE for these receivables.

During fiscal 2004, we recorded $46,187 of debt related to $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2004, we imputed interest at our average borrowing rate of 3.73% and recorded $639 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. We do not expect that this debt will have a material impact on our future liquidity.

Credit Facility

As of March 31, 2004, we terminated our Old Credit Facility and, on July 28, 2004, we entered into a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit to us and our subsidiaries. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,911 at September 30, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 2008 Notes. During fiscal 2004, we filed a Form 15 to deregister the 2008 Notes with the U.S. Securities and Exchange Commission.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations.

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of September 30, 2004, we had $180,247 available under lines of credit, including the $165,911 available under the Credit Facility and had open standby letters of credit totaling $35,661. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

Credit Ratings

As of September 30, 2004, the credit ratings on our senior unsecured debt were designated Ba2 with stable outlook by Moody’s Investor Services and BB with stable outlook by Standard and Poor’s.

Liquidity Outlook

The following summarizes IKON’s significant contractual obligations and commitments as of September 30, 2004:

		Payments due by
Contractual Obligations	Total	September 30, 2005	September 30, 2007	September 30, 2009	Thereafter
Corporate debt	$1,409,135	$108,551	$383,534	$158,072	$758,978
Non-Corporate Debt	847,403	460,057	387,346
Notes payable	1,024	94	930
Purchase commitments	753	753
Other long-term liabilities	175,954	5,824	39,311	14,569	116,250
Operating leases	386,126	109,081	147,501	65,890	63,654

Total	$2,820,395	$684,360	$958,622	$238,531	$938,882

Non-Corporate Debt excludes the maturity of debt supporting unsold residual value of $46,187. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to $502 on a cumulative basis. The net book value of the combined lease portfolio as of September 30, 2004 was approximately $3,157,000. Maturities of debt include estimated interest payments. Maturities of lease-backed notes are based on the contractual maturities of leases. Payments on Non-Corporate Debt are generally made from collections of our finance receivables. At September 30, 2004, Non-Corporate Debt (excluding debt supporting unsold residual value) was $816,622 and finance receivables, net of allowances, were $1,210,761.

Other long-term liabilities excludes $8,037 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($79,798) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

Purchase commitments represent future cash payments related to an agreement with an outside consultant to be rendered prior to December 31, 2004.

In March 2004, our Board of Directors authorized the repurchase of up to $250 million of our outstanding shares of common stock (the “2004 Plan”), superceding the fiscal 2000 share repurchase authorization. From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. Additionally, from time-to-time we may repurchase available outstanding indebtedness in open market and private transactions. During fiscal 2004, we repurchased approximately 6.7 million shares of outstanding stock under the 2004 Plan for $77,574.

For fiscal 2005, we expect to generate (use) $25,000 to $(25,000) in cash from operations. These expected results are primarily due to the payment of deferred tax obligations related to the retained U.S. leasing portfolio which we will continue to pay over the next several years as the underlying leases run-off. We expect to make tax payments of approximately $150,000 to $170,000 during fiscal 2005. We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities during the transition period, as well as the obligations for the underlying debt supporting the lease receivables. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $90,000 for fiscal 2005.

We believe that our operating cash flow together with our current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2005, including capital expenditures, and payment of dividends.

RESTRUCTURING

In the fourth quarter of fiscal 2002, we reversed $10,497 ($6,823 after-tax) of restructuring charges taken during fiscal 2001 and fiscal 2000 (the “Charges”). The Charges represented severance, leasehold termination costs and contractual commitments related to the closure or downsizing of our technology education integration and education businesses, and digital print centers. Additionally, these actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support, and the realignment of sales coverage against our long-term growth objectives. The reversal taken in fiscal 2002 related to the Charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs, and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated, 188 fewer positions eliminated than estimated due to voluntary resignations, and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

All actions related to the Charges are complete. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where we exited certain locations and are required to make payments over the remaining lease term.

At September 30, 2004, we had $5,400 of accrued restructuring costs recorded related mainly to remaining payments for real estate lease contracts.

PENDING ACCOUNTING CHANGES

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first quarter of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. Non-Corporate Debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations, excluding $46,187 of debt supporting unsold residual value, at September 30, 2004:

	2005	2006	2007	2008	2009	Thereafter
Corporate debt
Fixed rate	$62,085	$1,108	$290,571	$95,161	$180	$354,837
Average interest rate	6.7%	4.8%	5.0%	5.0%	4.8%	6.9%
Non-Corporate Debt
Fixed rate	$312,823	$257,513	$81,886
Average interest rate	4.0%	3.6%	3.9%
Variable rate	$127,118	$37,282
Average interest rate	2.3%	2.1%
Interest rate derivative financial instruments related to debt
Interest rate swaps:
Pay fixed/receive variable	$127,118	$37,282
Average pay rate	2.2%	2.1%
Average receive rate	1.6%	1.6%

The carrying amounts and fair value of our financial instruments are as follows:

	September 30
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$411,423	$361,511	$415,906	$362,713
Sundry notes, bonds and mortgages	5,200	5,145	6,550	7,425
Non-Corporate Debt	816,622	811,770	3,008,715	2,416,887
Interest rate swaps	283	283	(18,637)	(18,637)

The following tables present, as of September 30, 2004 and 2003, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount; (ii) the fixed interest rate payable by us; (iii) the variable interest rate payable to us by the counterparty under the agreement; (iv) the fair value of the instrument; and (v) the maturity date of the agreement.

September 30, 2004
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$ 7,525	4.180%	LIBOR	$(170)	July 2007
156,875	2.095%	LIBOR	453	December 2007

September 30, 2003
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date
$ 129,711	6.475%	LIBOR	$ (5,396)	July 2007
79,885	4.825%	LIBOR + 0.23%	(1,272)	January 2006
126,200	5.435%	LIBOR + 0.26%	(6,262)	October 2008
75,542	7.820%	LIBOR + 0.23%	(2,857)	September 2006
39,314	4.180%	LIBOR	(1,279)	July 2007
206,400	2.095%	LIBOR	(1,571)	December 2007

Foreign Exchange Risk

We have various non-U.S. operating locations which expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders,

of IKON Office Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries (the “Company”) at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1 to the consolidated financial statements on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

Philadelphia, PA

December 8, 2004

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2004	2003	2002
	(in thousands, except per share data)
Revenues
Net sales	$1,995,029	$1,986,761	$2,142,895
Services	2,381,400	2,335,958	2,411,651
Finance income	273,391	388,193	374,921

	4,649,820	4,710,912	4,929,467

Costs and Expenses
Cost of goods sold	1,427,218	1,400,441	1,486,029
Services costs	1,400,174	1,372,972	1,407,247
Finance interest expense	89,416	148,072	157,891
Selling and administrative	1,513,635	1,534,834	1,595,208
Loss on divestiture of businesses, net	11,427
Restructuring reserve reversal			(10,497)

	4,441,870	4,456,319	4,635,878

Operating income	207,950	254,593	293,589
Loss from early extinguishment of debt, net	35,906	19,187
Interest expense, net	48,058	49,033	54,389

Income before taxes on income	123,986	186,373	239,200
Taxes on income	32,432	70,356	88,866

Net income	$91,554	$116,017	$150,334

Basic Earnings Per Common Share
Net income	$0.62	$0.80	$1.05

Diluted Earnings Per Common Share
Net income	$0.60	$0.75	$0.99

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2004	2003
	(in thousands)
Assets
Cash and cash equivalents	$472,951	$360,030
Restricted cash	27,032	165,264
Accounts receivable, less allowances of: 2004 – $20,112; 2003 – $14,258	772,635	560,250
Finance receivables, net	457,615	1,205,122
Inventories	233,345	224,344
Prepaid expenses and other current assets	81,188	103,346
Deferred taxes	39,974	44,142

Total current assets	2,084,740	2,662,498

Long-term finance receivables, net	753,146	2,370,872

Equipment on operating leases, net of accumulated depreciation of:
2004 – $76,456; 2003 – $93,607	78,673	103,483

Property and equipment, net	164,132	177,692

Goodwill	1,286,564	1,258,376

Unsold residual value (note 7)	45,548

Other assets	125,104	66,586

Total Assets	$4,537,907	$6,639,507

Liabilities and Shareholders’ Equity
Current portion of corporate debt	$62,085	$6,485
Current portion of debt supporting finance contracts and unsold residual value	439,941	1,445,177
Notes payable	938	4,041
Trade accounts payable	285,603	245,661
Accrued salaries, wages and commissions	124,808	117,051
Deferred revenues	119,851	143,518
Taxes payable	52,976	62,509
Other accrued expenses	170,741	212,934

Total current liabilities	1,256,943	2,237,376

Long-term corporate debt	741,857	419,020

Long-term debt supporting finance contracts and unsold residual value	422,868	1,563,538

Deferred taxes	187,091	482,623

Other long-term liabilities	203,538	301,498

Commitments and contingencies (note 11)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: 2004 – 149,955 shares; 2003 –149,982, shares outstanding: 2004 – 142,133 shares; 2003 – 146,368 shares	1,022,842	1,015,706
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Deferred compensation	209
Unearned compensation	(2,448)	(2,514)
Retained earnings	761,739	696,150
Accumulated other comprehensive income (loss)	20,195	(60,791)
Cost of common shares in treasury: 2004 – 7,196 shares; 2003 – 2,942 shares	(76,927)	(13,099)

Total Shareholders’ Equity	1,725,610	1,635,452

Total Liabilities and Shareholders’ Equity	$4,537,907	$6,639,507

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities
Net income	$91,554	$116,017	$150,334
Additions (deductions) to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	83,283	102,594	116,837
Amortization	9,085	9,864	14,210
Loss on divestiture of businesses, net	11,427
Provisions for losses on accounts receivable	21,366	13,175	4,753
Deferred income taxes	(286,997)	71,619	73,611
Provision for lease default reserves	28,226	67,922	67,730
Pension expense	51,065	37,838	19,002
Non-cash interest expense on debt supporting unsold residual value (note 3)	639
Loss from early extinguishment of debt	35,906	19,187
Restructuring reserve reversal			(10,497)
Changes in operating assets and liabilities, net of divestiture of businesses:
(Increase) decrease in accounts receivable	(251,960)	3,015	68,739
(Increase) decrease in inventories	(5,938)	89,390	(3,089)
Increase in prepaid expenses and other current assets	(39,725)	(19,245)	(3,042)
Decrease in accounts payable, deferred revenues and accrued expenses	(122,092)	(79,993)	(18,038)
Other	(3,091)	7,997	(3,916)

Net cash (used in) provided by operating activities	(377,252)	439,380	476,634

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses (note 2)	1,849,148
Proceeds from the sale of finance receivables (note 6)	383,381
Expenditures for property and equipment	(40,481)	(62,582)	(93,272)
Expenditures for equipment on operating leases	(52,459)	(62,971)	(85,568)
Proceeds from sale of property and equipment	6,562	40,994	26,513
Proceeds from sale of equipment on operating leases	12,003	16,295	14,705
Finance receivables—additions	(1,191,212)	(1,691,222)	(1,602,751)
Finance receivables—collections	1,172,942	1,520,678	1,451,598
Other	(7,639)	1,776	(12,312)

Net cash provided by (used in) investing activities	2,132,245	(237,032)	(301,087)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	1,055	969	2,596
Short-term corporate debt repayments, net	(3,167)	(3,526)	(178,647)
Repayment of other borrowings	(60,047)
Long-term corporate debt repayments	(327,929)	(199,514)	(14,728)
Debt supporting finance contracts—issuances	440,974	2,420,914	1,786,687
Debt supporting finance contracts—repayments	(1,676,603)	(2,260,714)	(1,582,501)
Dividends paid	(23,476)	(23,194)	(22,920)
Decrease (increase) in restricted cash	68,815	(49,187)	12,288
Proceeds from option exercises and sale of treasury shares	10,154	3,184	6,603
Purchase of treasury shares	(78,124)	(528)	(274)

Net cash (used in) provided by financing activities	(1,648,348)	(111,596)	9,104

Effect of exchange rate changes on cash and cash equivalents	6,276	(2,538)	6,814

Net increase in cash and cash equivalents	112,921	88,214	191,465
Cash and cash equivalents at beginning of year	360,030	271,816	80,351

Cash and cash equivalents at end of year	$472,951	$360,030	$271,816

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30
	2004		2003		2002
	Shares	Amounts	Shares	Amounts	Shares	Amounts
	(in thousands, except per share data)
Common Stock
Balance, beginning of year	149,982	$1,015,706	150,003	$1,015,177	150,128	$1,012,302
Stock awards granted	161	1,862	371	3,223	69	720
Stock awards earned	(138)	(1,352)	(250)	(2,294)	(111)	(1,543)
Stock awards cancelled	(50)	(351)	(142)	(1,914)	(83)	(811)
Tax benefit relating to stock plans		5,428		1,514		4,509
Discount on stock options issued to directors		1,549

Balance, end of year	149,955	$1,022,842	149,982	$1,015,706	150,003	$1,015,177

Deferred Compensation
Balance, beginning of year
Compensation deferred in common stock		$207
Dividends earned on deferred compensation		2

Balance, end of year		$209

Unearned Compensation
Balance, beginning of year		$(2,514)		$(1,981)		$(3,745)
Stock awards granted		(1,000)		(2,625)		(720)
Amortization		715		178		1,673
Awards cancelled		351		1,914		811

Balance, end of year		$(2,448)		$(2,514)		$(1,981)

Retained Earnings
Balance, beginning of year		$696,150		$595,722		$463,152
Net income		91,554		116,017		150,334
Cash dividends declared:
Common stock, per share: 2004—$0.16; 2003—$0.16; 2002—$0.16		(23,476)		(23,194)		(22,920)
Issuance of treasury shares and other		(2,489)		7,605		5,156

Balance, end of year		$761,739		$696,150		$595,722

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$(60,791)		$(50,805)		$(43,484)
Translation adjustment		42,542		48,066		(11,794)
SFAS 133 adjustment		12,104		12,243		6,204
Minimum pension liability adjustment		26,340		(70,295)		(1,731)

Other comprehensive income (loss)		80,986		(9,986)		(7,321)

Balance, end of year		$20,195		$(60,791)		$(50,805)

Cost of Common Shares in Treasury
Balance, beginning of year	2,942	$(13,099)	5,286	$(23,167)	7,480	$(32,647)
Purchases	6,778	(78,124)	67	(528)	23	(274)
Reissued for:
Exercise of options	(2,406)	13,643	(1,026)	4,441	(1,595)	7,399
Sales to employee stock plans	(138)	653	(253)	1,118	(622)	2,355
Contribution to IKON Pension Plan			(1,132)	5,037

Balance, end of year	7,176	$(76,927)	2,942	$(13,099)	5,286	$(23,167)

Comprehensive Income (Loss)
Net income		$91,554		$116,017		$150,334
Other comprehensive income (loss) per above		80,986		(9,986)		(7,321)

Comprehensive income		$172,540		$106,031		$143,013

Components of Accumulated Other Comprehensive Income (Loss)
Accumulated translation		$66,418		$23,876		$(24,190)
Net gain (loss) on derivative financial instruments, net of tax (benefit) expense of: 2004—$(106); 2003—$6,709; 2002—$16,113		177		(11,927)		(24,170)
Minimum pension liability		(46,400)		(72,740)		(2,445)

Balance, end of year		$20,195		$(60,791)		$(50,805)

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization— Enterprise Services. We represent one of the industry’s broadest portfolio of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of 16,400 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe. References herein to “we,” “us,” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

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

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and delivery. Generally, we do not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services’ revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within net sales when products are delivered to, and accepted by, the customer and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned (see note 2).

Supporting our objective to provide complete solutions to our customers, we generally bundle a Customer Services agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment includes a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflects the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price lists. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size, and costs of financing. The equipment revenue is compared to the national price lists. If the equipment revenue falls within the price range per the national price lists, no adjustment is required. If the equipment revenue is not within the price range per the national price lists, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price lists.

Advertising

Advertising costs are expensed the first time the advertisement is run. Advertising expense was $3,518, $4,810, and $5,290 for the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

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

Restricted Cash

Restricted cash on the consolidated balance sheets primarily represents the cash that has been collected on the leases that are pledged as collateral for lease-backed notes. This cash must be segregated within two business days into a trust account and the cash is used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash is impacted from one period to the next by the volume of the leases pledged as collateral on the lease-backed notes and timing of collections on such leases. Restricted cash at September 30, 2003 included $38,446 of cash representing principal and interest for our 9.75% notes due 2004 which were defeased during fiscal 2003. During fiscal 2004, this amount was paid upon maturity of the debt.

Vendor Allowances

We receive allowances from our vendors through a variety of programs and arrangements. Vendor allowances are recognized as a reduction of cost of goods sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sale of Lease Receivables

From time-to-time, we sell lease receivables to General Electric Capital Corporation (“GE”) and other syndicators (the “Purchasers”). The lease receivables are removed from our balance sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control are accounted for as borrowings. Lease receivables are considered sold when they are transferred beyond the reach of our creditors, the Purchasers have the right to pledge or exchange the assets, and we have surrendered control over the rights and obligations of the lease receivables.

Inventories

Inventories are stated at the lower of cost or market using the average cost or specific identification methods and consist of finished goods available for sale.

Long-Lived Assets

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are included in the consolidated statements of income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows: equipment on operating leases—3-5 years; production equipment—3-5 years; furniture and office equipment—3-7 years; capitalized software—3-10 years; leasehold improvements—shorter of the asset life or term of lease; and buildings—20 years. Maintenance and repairs are charged to operations; replacements and betterments are capitalized. We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation expense related to capitalized software was $19,402, $24,882, and $15,434 in fiscal 2004, 2003, and 2002, respectively.

In accordance with SFAS 143 “Accounting for Asset Retirement Obligations,” the fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ future life. At September 30, 2004 and 2003, we had no significant asset retirement obligations.

We account for impairment of long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, we perform a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from our undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value.

On October 1, 2001, we adopted SFAS 142 “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, goodwill is tested at least annually for impairment utilizing a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Accumulated amortization of goodwill at September 30, 2004 and 2003 was $269,340.

Environmental Liabilities

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remediation of an existing condition caused by past operations that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value (see note 11).

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

Accounting for Stock-Based Compensation

We have stock-based employee compensation plans. As permitted by SFAS 123, “Accounting for Stock-Based Compensation,” we continue to account for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Employee stock options are granted at or above the market price at dates of grant which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2004, 2003, and 2002, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Fiscal Year Ended September 30
	2004	2003	2002
Net income as reported	$91,554	$116,017	$150,334
Pro forma effect of expensing stock based compensation plans using fair value method	(6,437)	(5,985)	(5,923)

Net income, as adjusted	$85,117	$110,032	$144,411

Basic earnings per common share:
Net income as reported	$0.62	$0.80	$1.05
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.04)

Basic earnings per common share, as adjusted	$0.58	$0.76	$1.01

Diluted earnings per common share:
Net income as reported	$0.60	$0.75	$0.99
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.04)

Diluted earnings per common share, as adjusted	$0.56	$0.71	$0.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income (see note 19).

Derivative financial instruments are utilized to reduce foreign currency and interest rate risk. We do not enter into financial instruments for trading or speculative purposes. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our total debt portfolio and related overall cost of borrowing. The interest rate swap agreements involve the periodic exchange of payments without the exchange of the notional amount upon which the payments are based. The related amount payable to, or receivable from, counterparties is included as an adjustment to accrued interest in other accrued expenses. The interest rate swap agreements are designated as hedges. Currency swap agreements are used to manage exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. Currency swap agreements are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose us to foreign currency risk. Currency translation gains and losses on the principal swapped are offset by corresponding translation gains and losses on the related foreign denominated assets. Gains and losses on terminations of interest rate and currency swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statements of income at the time of extinguishment.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Pending Accounting Changes

The United States Congress passed the American Jobs Creation Act of 2004 (the “Act”), which the President signed into law on October 22, 2004. Key provisions of the Act include a temporary incentive for U.S. multinational corporations to repatriate foreign earnings, a domestic manufacturing deduction, and international tax reforms designed to improve the global competitiveness of U.S. businesses. In accordance with SFAS 109, “Accounting for Income Taxes,” we will reflect the effects of the Act, if any, in the first quarter of fiscal 2005 as part of income tax expense for the period. We are still evaluating the impact of the Act on the Company. Accordingly, we have not yet determined its impact on our effective tax rate and on our deferred tax assets and liabilities.

2.    DIVESTITURE OF OUR NORTH AMERICAN LEASING OPERATIONS

United States

On December 10, 2003, we entered into a definitive asset purchase agreement with GE, as amended by the First Amendment dated March 31, 2004 (the “U.S. Agreement”), to sell to GE certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems, and processes relating to our U.S. leasing operations and to designate GE to be our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year program agreement with us (the “U.S. Program Agreement,” and together with the U.S. Agreement, the “U.S. Transaction”) to provide for the funding of our lease originations in the U.S. During the initial five-year term of the U.S. Program Agreement, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will receive an origination fee on all new leases underwritten by GE and income from the sharing of gains on certain lease-end activities. In addition, we will receive a fee from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end activities, but not the Preferred Fees.

During fiscal 2004, we received from GE, $1,689,967 of proceeds from the U.S. Transaction, subject to final closing adjustments that may result from a closing balance sheet audit. We do not expect any material adjustments to result from the closing balance sheet audit. Immediately following the closing, GE repaid, on our behalf, $796,070 of outstanding balances under our U.S. asset securitization conduit financing agreements (the “U.S. Conduits”) from the proceeds of the U.S. Transaction. The proceeds from the U.S. Transaction and the repayment of the U.S. Conduits have been presented as if we made the repayment of the U.S. Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2004.

During fiscal 2004, we incurred a loss of $12,125 from the U.S. Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the U.S. Transaction.

Canada

On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and one of our wholly-owned subsidiaries (“IKON Canada”), entered into a definitive asset purchase agreement (the “Canadian Agreement”) with Heller Financial Canada, an affiliate of GE (“Heller”), to sell certain assets including, without limitation, servicing functions, facilities, systems, and processes relating to our Canadian leasing operations, and to designate Heller to be our preferred lease financing source in Canada. On June 30, 2004, Heller assigned its rights and obligations under the Canadian Agreement to GE VFS Canada Limited Partnership (“GE Canada”) by executing an Assignment and Amendment Agreement among Heller, GE Canada, IKON, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation. The sale of such assets pursuant to the Canadian Agreement was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd. entered into a Canadian rider to the U.S. Program Agreement (the “Canadian Rider,” and together with the Canadian Agreement, the “Canadian Transaction”) to provide for the funding of our lease originations in Canada. During the initial five-year term of the Canadian Rider, we will receive an origination fee on all new leases underwritten by GE. The term of the Canadian Rider may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees.

On June 30, 2004, we received from GE, $159,181 of initial proceeds from the Canadian Transaction, subject to final closing adjustments, including, without limitation, the impact on proceeds from changes in the sold lease portfolio occurring between February 29, 2004 and June 30, 2004.

Immediately following the closing of the Canadian Transaction, GE repaid, on our behalf, $63,677 of outstanding balances under our Canadian asset securitization conduit financing agreement (the “Canadian Conduit”) from the proceeds of the Canadian Transaction. The proceeds from the Canadian Transaction and the repayment of the Canadian Conduit have been presented as if we made the repayment of the Canadian Conduit directly to the lender as a financing activity in our consolidated statement of cash flows for fiscal 2004.

During fiscal 2004, we recognized a gain of $698 from the Canadian Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Canadian Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The U.S. and Canadian Transactions (collectively, the “Transactions”) qualify as a sale of business under the applicable accounting literature; however, due to our significant continuing involvement under the U.S. Program Agreement and the Canadian Rider, the sale of the U.S. and Canadian leasing businesses do not qualify as discontinued operations.

In addition to the repayment of the U.S. and Canadian Conduits, we will continue to use any additional proceeds from the Transactions to repay debt, repurchase shares, and invest in our growth initiatives.

Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables.

3.     NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable

Notes payable consisted of:

	September 30
	2004	2003
Notes payable to banks at average interest rate: 2004—5.65%; 2003—4.84%	$907	$3,962
Other notes payable at average interest rate: 2004—7.07%; 2003—10.00%	31	79

	$938	$4,041

Long-term Debt

Long-term corporate debt consisted of:

	September 30
	2004	2003
Bond issue at stated interest rate of 6.75%, net of discount (2004—$3,515; 2003—$3,587), due 2025, effective interest of 6.85%	$260,227	$260,155
Bond issue at stated interest rate of 6.75%, net of discount (2004—$2; 2003—$28), due 2004, effective interest rate of 6.76%	56,659	61,221
Bond issue at stated interest rate of 7.30%, net of discount (2004—$463; 2003—$470), due 2027, effective interest rate of 7.34%	94,537	94,530
Convertible subordinated notes at average interest rate of 5.00%, due 2007*	290,000
Notes payable at average interest rate of 7.25%, due 2008*	94,835
Sundry notes, bonds and mortgages at average interest rate (2004—5.76%; 2003—5.94%), due 2004—2006	5,200	6,550
Present value of capital lease obligations (gross amount: 2004—$2,790; 2003—$3,837)	2,484	3,049

	803,942	425,505
Less: current maturities	62,085	6,485

	$741,857	$419,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	September 30
	2004	2003
Convertible subordinated notes at average interest rate of 5.00%, due 2007*		$300,000
Notes payable at average interest rate of 9.75%, due 2004*		34,714
Notes payable at average interest rate of 7.25%, due 2008*		350,000
Lease-backed notes at average interest rate of 3.17% (2004) and 4.26% (2003), due 2004—2007	$683,086	1,563,215
Asset securitization conduit financing at average interest rate of 6.53% (2004) and 2.12% (2003), due 2004—2007	129,668	718,939
Notes payable to banks at average interest rate: 4.47% (2004) and 6.54% (2003), due 2004—2008	3,868	41,847
Debt supporting unsold residual value, imputed interest rate of 3.73%	46,187

	862,809	3,008,715
Less: current maturities	439,941	1,445,177

	$422,868	$1,563,538

*	On March 31, 2004, the convertible subordinated notes (the “Convertible Notes”) and the notes payable presented at September 30, 2003 were reclassified from Non-Corporate Debt to corporate debt as a result of the U.S. Transaction. The 9.75% notes payable due 2004 (the “2004 Notes”) were repaid during the third quarter of fiscal 2004.

Corporate debt and Non-Corporate Debt matures as follows:

Fiscal Year	Corporate Debt	Non-Corporate Debt
2005	$62,085	$439,941
2006	1,108	294,795
2007	290,571	81,886
2008	95,161
2009	180
2010—2027	354,837

The above table excludes the maturity of debt supporting unsold residual of $46,187 (see discussion below). Maturities of lease-backed notes are based on the contractual maturities of leases.

During fiscal 2004, we repurchased the following debt before its contractual maturity:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 6.75%, due 2004	$4,588	$4,730
Bond issue at rate of 9.75%, due 2004 Bond issue at rate of 7.25%, due 2008	7,500 255,165	7,628 282,611
Convertible Notes at stated rate of 5.00%, due 2007	10,000	10,300

	$277,253	$305,269

As a result of these repurchases and the termination of the U.S. Conduits and the $300,000 unsecured credit facility (the “Old Credit Facility”), we recognized a loss, including the write-off of unamortized costs, of $35,906, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the early extinguishment of $7,500 of the 2004 Notes during fiscal 2004, we repaid the outstanding $27,214 balance of the 2004 Notes upon maturity in June 2004. Prior to the third quarter of fiscal 2004, $32,714 was held in escrow to defease the outstanding balance of the 2004 Notes and was included in restricted cash on our balance sheet.

During fiscal 2003, we repurchased the following debt before its contractual maturity:

	Principal Amount Repurchased	Settlement Amount
Bond issue at rate of 9.75%, due 2004	$215,109	$233,442
Bond issue at rate of 6.75%, due 2004	63,751	65,357
Bond issue at rate of 6.75%, due 2025 Bond issue at rate of 7.30%, due 2027	36,258 20,000	29,191 16,425
Private placement debt, due 2005	55,000	61,327

	$390,118	$405,742

As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $19,187, which is included in loss from the early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2003.

During fiscal 2004 and 2003, we repaid $1,676,603 and $2,260,714 of debt supporting finance contracts and received $440,974 and $2,420,914, respectively, from the issuance of debt related instruments.

In May 2002, we issued $300,000 of Convertible Notes with an interest rate of 5.0%, which are due on May 1, 2007. The Convertible Notes can be converted into shares of our common stock at any time before maturity at a conversion price of $15.03 per share. Interest is paid on the Convertible Notes semi-annually.

In June 2003, we issued $350,000 of notes payable (the “2008 Notes”) with an interest rate of 7.25% (7.43% yield including the original issue discount), which mature on June 30, 2008. Interest is paid on the 2008 Notes semi-annually in June and December which began on December 30, 2003. During fiscal 2004, we early extinguished $255,165 of these notes as discussed above.

Interest paid on our corporate debt and Non-Corporate Debt was approximately $138,576, $222,903, and $207,978 for fiscal years 2004, 2003, and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease-Backed Notes

IKON Receivables Funding, LLC (“IRF”), a wholly-owned subsidiary, issued Series 2002-1 and 2003-1 lease-backed notes (the “Notes”) as described below:

Series	Notes	Issuance Date	Principal Issuance Amount	Principal Amount Outstanding at September 30, 2004	Interest Rate	Stated Maturity Date
2002-1	Class A-1	05/30/02	$171,000		2.044%	June 2003
	Class A-2	05/30/02	46,000		2.91%	February 2005
	Class A-3	05/30/02	266,400	$51,026	3.90%	October 2006
	Class A-4	05/30/02	151,400	151,400	4.68%	November 2009

		Sub-Total	634,800	202,426

2003-1	Class A-1	04/23/03	253,200		1.30813%	May 2004
	Class A-2	04/23/03	26,700		1.68%	November 2005
	Class A-3a	04/23/03	206,400	156,875	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	156,875	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

		Sub-Total	852,085	473,135

		Total	$1,486,885	$675,561

The Notes are secured by a segregated pool of assets (the “Asset Pool”) that includes a portfolio of chattel paper composed of leases, leases intended as security agreements and installment sales contracts that were acquired or originated by IOSC (the “Leases”), together with the equipment financing portion of each periodic rental payment due pursuant to the terms of each series of Notes. The Leases, including the security interest of IRF as the applicable issuer of the Notes (the “Issuer”) in the underlying equipment and other property related to the Leases (such equipment and property herein referred to as the “Equipment”) are referred to as “Lease Receivables.”

The Lease Receivables, including the Equipment, were transferred to the Issuer and the Lease Receivables were pledged by the Issuer to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title, or interest in the Equipment. The sole source of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Issuer’s limited security interest with respect to recoveries on non-performing Leases.

The Notes bear interest from the related issuance date at the stated rates specified above. The variable rate 2003-1 Class A-3a Notes have been effectively fixed at 2.095% through interest rate swaps.

Prior to April 1, 2004, IOSC serviced the Leases. As a result of the U.S. Transaction, we entered into a sub-servicing agreement to delegate the servicing responsibilities to GE. The delegation of these responsibilities does not relieve us of our liabilities with respect thereto. We retain possession of the Leases and related files.

During fiscal 2004, GE assumed $261,355 of our lease-backed notes as part of the U.S. Transaction.

On December 28, 2001, we issued lease-backed notes (the “Other Notes”). The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by us

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits, and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to noteholders, including a reserve account and an overcollateralization account. The Other Notes bear interest from the related issuance date. The variable rate Other Notes have been fixed at 4.180% through interest rate swaps.

Asset Securitization Conduit Financing Agreements – North America

Immediately following the closing of the U.S. and Canadian Transactions, GE repaid on our behalf, $796,070 and $63,677 of outstanding balances under our U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if we made the repayments of the U.S. and Canadian Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2004. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively.

Asset Securitization Conduit Financing Agreements – United Kingdom

During the fourth quarter of fiscal 2004, IKON Capital PLC, our leasing subsidiary in the United Kingdom, terminated our existing revolving asset securitization conduit financing agreement in the United Kingdom (the “Old U.K. Conduit”) and replaced it with a new revolving asset securitization conduit financing agreement (the “New U.K. Conduit,” collectively with the Old U.K. Conduit, the “U.K. Conduits”) with a new lender and terms similar to those of the Old U.K. Conduit. As of September 30, 2004, we had approximately $24,788 available under the New U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with the U.K. Conduits. During fiscal 2003, we borrowed $11,715 and repaid $2,343 in connection with the Old U.K. Conduit.

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases originated on IKON Lease Paper (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. As of September 30, 2004, the residual value and corresponding debt was $31,522. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to $502 on a cumulative basis. The net book value of the combined lease portfolio as of September 30, 2004 was approximately $3,157,000.

In addition, we transferred $14,665 of lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt is recorded representing the cash received from GE for these receivables.

During fiscal 2004, we recorded $46,187 of debt related to $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2004, we imputed interest at our average borrowing rate of 3.73% and recorded $639 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt.

Capital Lease Obligations

Capital lease obligations and mortgages are collateralized by property and equipment that had a net book value of $2,485 at September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility

As of March 31, 2004, we terminated our Old Credit Facility and, on July 28, 2004, we entered into a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit to us and our subsidiaries. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,911 at September 30, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 2008 Notes. During fiscal 2004, we filed a Form 15 to deregister the 2008 Notes with the U.S. Securities and Exchange Commission.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations.

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of September 30, 2004, we had $180,247 available under lines of credit, including the $165,911 available under the Credit Facility and had open standby letters of credit totaling $35,661. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    ACCOUNTS RECEIVABLE

Trade accounts receivables are recorded when revenue is recognized in accordance with our revenue recognition policy discussed in note 1. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected. Accounts receivable, net of allowances, consisted of the following at September 30:

	2004	2003
Trade receivables from GE, including amounts unbilled	$215,740
Trade receivables from other customers	467,096	$450,176

Total trade receivables	682,836	450,176
Other	89,799	110,074

	$772,635	$560,250

The following are the changes in the allowance for doubtful accounts during the fiscal years ended September 30, 2004, 2003, and 2002:

September 30	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
2004	$14,258	$21,366	$15,512	$20,112
2003	14,251	13,175	13,168	14,258
2002	23,510	4,753	14,012	14,251

5.    FINANCE RECEIVABLES

Our wholly-owned finance subsidiaries are engaged in purchasing office equipment and leasing the equipment to customers under direct financing leases.

Components of finance receivables, net, are as follows:

	September 30
	2004	2003
Gross receivables	$1,203,785	$3,907,201
Unearned income	(197,559)	(797,828)
Unguaranteed residuals	210,981	525,098
Lease default reserve	(6,446)	(58,477)

Finance receivables	1,210,761	3,575,994
Less: current portion	457,615	1,205,122

Long-term finance receivables	$753,146	$2,370,872

The lease default balance at September 30, 2004 of $6,446 relates to our European lease portfolio.

As a result of the Transactions discussed in note 2, we sold $2,027,832 of our finance receivables related to IOSC and IKON Canada to GE during fiscal 2004. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables. In addition, during fiscal 2004 we sold $383,381 of our finance receivables to GE and other syndicators in other transactions as discussed in note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years are as follows: 2005—$469,172; 2006—$378,842; 2007—$243,813; 2008—$85,207; 2009—$22,232; and thereafter—$4,518.

Our U.S. Conduits were terminated upon execution of the U.S. Transaction on March 31, 2004 (see notes 2 and 3 for further detail regarding the U.S. Conduits). During fiscal 2004 and 2003, we entered into revolving asset securitization transactions whereby we pledged or transferred $361,952 and $998,691, respectively, of finance receivables for $306,134 and $840,027, respectively, in cash.

Our Canadian Conduit was terminated upon execution of the Canadian Transaction on June 30, 2004 (see notes 2 and 3 for further detail regarding the Canadian Conduit). During fiscal 2004 and 2003, we entered into revolving asset securitization transactions whereby we pledged or transferred $14,278 and $47,182, respectively, of finance receivables for $12,136 and $41,027, respectively, in cash.

During fiscal 2004, IKON Capital PLC terminated the Old U.K. Conduit and replaced it with the New U.K. Conduit, with a new lender and terms similar to those of the prior agreement. The New U.K. Conduit, which allows us to receive up to the British Pound Sterling equivalent of $153,323 of cash, was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. As of September 30, 2004, we pledged or transferred $152,274 in financing lease receivables as collateral for the outstanding New U.K. Conduit balance of $128,536. As of September 30, 2003, we pledged or transferred $145,489 in financing lease receivables as collateral for the outstanding Old U.K. Conduit balance of $124,683.

As of September 30, 2004, IKON Capital PLC had approximately $24,788 available under the New U.K. Conduit. The New U.K. Conduit names IKON Capital PLC as the initial servicer of the lease portfolios.

All of our Conduits contain overcollateralization provisions and, therefore, the cash we received on the Transactions was less than the amount of finance receivables we pledged.

Future minimum lease payments to be received under operating leases for each of the succeeding fiscal years are as follows: 2005—$17,525; 2006—$14,821; 2007—$12,002; 2008—$7,116; 2009—$2,826; and thereafter—$1,294.

6.    SALE OF LEASE RECEIVABLES

Under the U.S. Program Agreement, the Canadian Rider, and agreements with other syndicators, from time-to-time we may sell customer lease receivables. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.

During fiscal 2004, we sold lease receivables totaling $383,381 for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

7.    UNSOLD RESIDUAL VALUE

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases originated on IKON Lease Paper (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. As of September 30, 2004, the residual value and corresponding debt was $31,522. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to $502 on a cumulative basis. The net book value of the combined lease portfolio as of September 30, 2004 was approximately $3,157,000.

In addition, we transferred $14,665 of lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt is recorded representing the cash received from GE for these receivables.

During fiscal 2004, we recorded $46,187 of debt related to $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. Refer to note 3 for further discussions relating to the debt supporting the unsold residual value.

8.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2004	2003
Land	$1,638	$1,106
Buildings and leasehold improvements	59,642	64,768
Production equipment	44,424	42,480
Furniture and office equipment	210,407	205,268
Capitalized software	169,810	163,248

	485,921	476,870
Less: accumulated depreciation	321,789	299,178

	$164,132	$177,692

9.    GOODWILL

Goodwill associated with our reporting segments was:

	IKON North America	IKON Europe	Total
Goodwill at September 30, 2003	$943,973	$314,403	$1,258,376
Translation adjustment	5,165	23,023	28,188

Goodwill at September 30, 2004	$949,138	$337,426	$1,286,564

Changes in the goodwill balance since September 30, 2003 are attributable to foreign currency translation adjustments.

As of September 30, 2004, we had no intangible assets other than goodwill except those related to our defined benefit plans.

10.    LEASES

Equipment acquired under capital leases is included in property and equipment in the amount of $5,889 and $6,211 in fiscal 2004 and 2003, respectively, and the related amounts of accumulated amortization are $3,597 and $2,939 in fiscal 2004 and 2003, respectively. Related obligations are in long-term debt and related amortization is included in depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, future minimum lease payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2005—$109,081; 2006—$82,685; 2007—$64,816; 2008—$39,100; 2009—$26,791; and thereafter—$63,654.

Total rental expense was $93,434, $100,233, and $110,690 in fiscal 2004, 2003, and 2002, respectively.

In fiscal 2003, we entered into a sale-leaseback transaction with respect to our corporate offices in Malvern, Pennsylvania. The building had a net book value of $18,451 and was sold for $22,300. We entered into a ten year operating lease for the building with a third party. The gain from the sale-leaseback was deferred and will be amortized as a reduction of rental expense over the life of the operating lease agreement. At September 30, 2004, we had $2,343 of deferred gain recorded in the consolidated balance sheets.

11.    CONTINGENCIES

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,928 and $7,913 as of September 30, 2004 and September 30, 2003, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued liabilities. We have not recorded any potential third party recoveries. We are indemnified by an environmental contractor performing remedial work at a site in Bedford Heights, Ohio. The contractor has agreed to indemnify us from cost overruns associated with the plan of remediation. Further, we have cost-sharing arrangements in place with other potentially responsible parties at sites located in Barkhamsted, Connecticut and Rockford, Illinois. The cost-sharing agreement for the Barkhamsted, Connecticut site relates to apportionment of expenses associated with non-time critical removal actions and operation and maintenance work, such as capping the landfill, maintaining the landfill, fixing erosion rills and gullies, maintaining site security, maintaining vegetative growth on the landfill cap, and groundwater monitoring. Under the agreement, we and other potentially responsible parties agreed to reimburse Rural Refuse Disposal District No. 2, a Connecticut Municipal Authority, for 50% of these costs. We currently pay a 4.54% share of these costs. The cost-sharing arrangement for the Rockford, Illinois site relates to apportioning the costs of a Remedial Investigation/Feasibility Study and certain operation and maintenance work, such as fencing the site, removing waste liquids and sludges, capping a former surface impoundment and demolishing certain buildings. Under this arrangement, we pay 5.12% of these costs.

During fiscal 2004 and 2003, we did not incur any costs for environmental capital projects, but incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the fiscal years ending September 30, 2004, 2003, and 2002, these costs were $406, $498, and $2,436, respectively. All costs were charged against the related environmental accrual. We will continue to incur expenses in order to comply

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and worker’s compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of September 30, 2004 and 2003, our accrual for black lung and workers’ compensation liabilities related to B&T was $12,384 and $15,515, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.

We received notice of possible additional taxes due related to international matters. We believe they will not materially affect our consolidated financial statements.

We recognize certain guarantees in accordance with FASB Interpretation No. 45. Accordingly, we recognize a liability related to guarantees for the fair value, or market value, of the obligation we assume.

As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at September 30, 2004 was $297,387. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $499 at September 30, 2004. The equipment leased to the customers related to the above indemnifications, represents collateral which we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement.

We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of September 30, 2004, the maximum amount in which we would be required to pay the lender is $3,150.

There are other contingent liabilities for taxes, guarantees, other lawsuits, and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SHAREHOLDERS’ EQUITY

We have in place a rights agreement (“Rights Plan”) which expires on June 18, 2007 and provides holders of our common stock with rights to purchase, at an exercise price of $204.00, 1/100th of a share of our Series 12 Preferred Stock, in an amount equivalent to the number of shares of our common stock held by such holder (individually, a “Right,” and collectively, the “Rights”).

The Rights Plan provides that the Rights will be exercisable and will trade separately from shares of our common stock only if a person or group acquires beneficial ownership of 15% or more of the shares of our common stock or commences a tender or exchange offer that would result in such a person or group owning 15% or more of the shares of our common stock (a “Flip-in Event”). Only when a Flip-in Event occurs will shareholders receive certificates for the Rights.

If any person actually acquires 15% or more of the shares of common stock, other than through a tender or exchange offer for all shares of common stock that provides a fair price and other terms for such shares, or if a 15% or more shareholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which we survive and shares of our common stock remain outstanding, the other shareholders will be able to exercise the Rights and buy shares of our common stock having twice the value of the exercise price of the Rights. The Rights Plan allows shareholders, upon action by a majority of the Continuing Directors (Continuing Directors are, in general, directors who were members of the Board of Directors prior to a Flip-in Event), to exercise their Rights for 50% of the shares of common stock otherwise purchasable upon surrender to us of the Rights.

The Board of Directors can redeem the Rights for $.01 per Right and the Rights may only be redeemed by majority vote of the Continuing Directors.

The Rights, in general, may be redeemed at any time prior to the tenth day following public announcement that a person has acquired a 15% ownership position in shares of our common stock.

In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superceding the fiscal 2000 share repurchase authorization. During fiscal 2004, we repurchased 6,741 shares of our outstanding stock for $77,574, leaving $172,426 remaining under the 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	September 30
	2004	2003	2002
Numerator:
Numerator for basic earnings per common share—net income	$91,554	$116,017	$150,334
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2004—$5,596; 2003—$5,662; 2002—$2,159	9,228	9,338	3,636

Numerator for diluted earnings per common share—net income	$100,782	$125,355	$153,970

Denominator:
Denominator for basic earnings per common share—weighted average common shares	146,634	145,216	143,178
Effect of dilutive securities:
Convertible Notes	19,726	19,960	7,711
Employee stock options	329	304	3,725
Employee stock awards	2,593	2,322	470

Dilutive potential common shares	22,648	22,586	11,906
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	169,282	167,802	155,084

Basic earnings per common share	$0.62	$0.80	$1.05

Diluted earnings per common share	$0.60	$0.75	$0.99

We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes is added back to net income.

Options to purchase 5,110, 8,098, and 6,327 shares of common stock were outstanding during fiscal 2004, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

For additional disclosures regarding employee stock options, see note 18.

14.    TAXES ON INCOME

Provision for income taxes:

	Fiscal Year Ended September 30
	2004		2003		2002
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$292,937	$(264,252)	$(9,337)	$62,590	$10,549	$68,618
Foreign	5,525	(2,721)	7,005	4,217	4,923	(45)
State	20,967	(20,024)	1,069	4,812	(217)	5,038

Taxes on income	$319,429	$(286,997)	$(1,263)	$71,619	$15,255	$73,611

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2004	2003
Deferred tax liabilities:
Depreciation and lease income recognition	$279,626	$793,245

Total deferred tax liabilities	279,626	793,245
Deferred tax assets:
Accrued liabilities	107,853	166,813
Net operating loss carryforwards	45,090	225,835
Tax credit carryforwards	1,237	15,413
Other	2,620	1,874

Total deferred tax assets	156,800	409,935
Valuation allowance	24,291	55,171

Net deferred tax assets	132,509	354,764

Net deferred tax liabilities	$147,117	$438,481

The overall reduction of the net deferred tax liabilities was primarily associated with exiting of our North American leasing operations described in note 2. The tax basis in both the assets that were disposed of in the Transactions and the retained U.S. lease portfolio was lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the sale of the assets as well as the runoff of the retained U.S. lease portfolio will result in a reduction to the deferred tax liabilities resulting in increased income tax payments.

Net operating loss carryforwards consist primarily of state carryforwards of $336,019, principally expiring in fiscal 2005 through 2023 and foreign carryforwards of $87,567, expiring in fiscal 2005 through 2014.

We recorded a tax benefit of $21,340 during fiscal 2004, associated with the reversal of valuation allowances as a result of the tax gain generated by the U.S. Transaction, described in note 2, which will allow for utilization of the state net operating loss carryforwards during fiscal 2004 and fiscal 2005.

We recorded a tax benefit of $6,123 during fiscal 2004, associated with the reversal of valuation allowances as a result of improved financial performance achieved by our Canadian operations which will allow for utilization of the Canadian net operating loss carryforwards prior to expiration dates in future periods.

During 2004, we recorded a valuation allowance of $4,222 against net operating losses generated in France and Mexico.

During 2004, $7,639 of deferred tax assets, primarily representing net operating loss carryforwards and tax credits, were reversed, as they could no longer be utilized. This had no impact on our effective tax rate as the amounts were offset by valuation allowances.

We recorded additional tax expense of $10,345 from a combination of recording additional reserves for state tax exposures and settling tax audits.

Pre-tax income from domestic and foreign operations was $106,884 and $17,102, respectively, in fiscal 2004, $156,408 and $29,965, respectively, in fiscal 2003, and $224,300 and $14,900, respectively, in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Fiscal Year Ended September 30
	2004	2003	2002
Tax at statutory rate	$43,395	$65,231	$83,720
State income taxes, net of U.S. federal tax benefit	5,534	4,334	5,069
Net increase in tax reserves	10,345
Valuation allowance changes	(23,241)	2,486	371
Foreign including credits	(1,423)	(231)	(1,649)
Other	(2,178)	(1,464)	1,355

	$32,432	$70,356	$88,866

Net income tax payments (refunds) were $356,374, $(1,758), and $(375) in fiscal 2004, 2003, and 2002, respectively.

Undistributed earnings of our foreign subsidiaries were approximately $131,600 at September 30, 2004. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

15.    SEGMENT REPORTING

We report information about our operating segments according to the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Under SFAS 131, our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

Other included our technology education and telephony businesses. In the fourth quarter of fiscal 2001, we made a decision to exit these businesses. All actions related to the exit of these businesses were substantially completed by the end of the first quarter of fiscal 2002. The results of operations of technology education and telephony are included through their respective disposition dates. Accordingly, during fiscal 2004 and fiscal 2003, we had no remaining businesses included in the Other segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in note 1. The table below presents segment information for the fiscal years ended September 30, 2004, 2003, and 2002:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2004
Net sales	$1,714,735	$280,294			$1,995,029
Services	2,154,828	226,572			2,381,400
Finance income	247,568	25,823			273,391
Finance interest expense	82,178	7,238			89,416
Operating income (loss)	565,577	25,286		$(382,913)	207,950
Interest expense, net				(48,058)	(48,058)
Income before taxes					123,986
Year Ended September 30, 2003
Net sales	$1,733,266	$253,495			$1,986,761
Services	2,128,042	207,916			2,335,958
Finance income	365,264	22,929			388,193
Finance interest expense	141,912	6,160			148,072
Operating income (loss)	551,393	25,829		$(322,629)	254,593
Interest expense, net				(49,033)	(49,033)
Income before taxes					186,373
Year Ended September 30, 2002
Net sales	$1,873,295	$265,465	$4,135		$2,142,895
Services	2,243,551	160,818	7,282		2,411,651
Finance income	354,435	20,486			374,921
Finance interest expense	151,372	6,519			157,891
Restructuring reserve reversal	8,404	64	1,442	$587	10,497
Operating income (loss)	608,428	23,139	(1,752)	(336,226)	293,589
Interest expense, net				(54,389)	(54,389)
Income before taxes					239,200

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of segment assets, depreciation expense, and expenditures for fixed assets to consolidated assets, depreciation expense, and expenditures for fixed assets for the years ended September 30, 2004, 2003, and 2002 is as follows:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2004
Segment assets	$1,816,532	$844,970		$1,876,405	$4,537,907
Depreciation expense	45,571	8,240		29,472	83,283
Expenditures for fixed assets	55,230	9,916		27,794	92,940
Year Ended September 30, 2003
Segment assets	$4,316,858	$776,123	$25	$1,546,501	$6,639,507
Depreciation expense	61,140	7,337		34,117	102,594
Expenditures for fixed assets	62,411	10,035		53,107	125,553
Year Ended September 30, 2002
Segment assets	$4,379,527	$736,080	$410	$1,341,781	$6,457,798
Depreciation expense	94,174	6,624	158	15,881	116,837
Expenditures for fixed assets	91,541	13,451		73,848	178,840

Our INA segment assets at September 30, 2004, decreased significantly compared to September 30, 2003 as a result of the Transactions.

The following is revenue and long-lived asset information by geographic area for the years ended and as of September 30:

	2004	2003	2002
Revenues
United States	$3,883,116	$3,998,817	$4,264,729
United Kingdom	361,883	339,425	322,050
Canada	213,402	199,950	183,309
Other	191,419	172,720	159,379

	$4,649,820	$4,710,912	$4,929,467

	2004	2003	2002
Long-Lived Assets
United States	$1,164,372	$1,103,331	$1,118,394
United Kingdom	288,319	267,525	252,948
Canada	148,457	133,886	141,812
Other	95,264	95,361	88,773

	$1,696,412	$1,600,103	$1,601,927

Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill, and other assets. Long-term receivables in the amount of $3,609, $6,034, and $3,138 in fiscal 2004, 2003, and 2002, respectively, have been included in other assets on the consolidated balance sheets, but are excluded from total long-lived assets above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    PENSION AND STOCK PURCHASE PLANS

We sponsor defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30
	2004		2003		2002
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$28,898	$4,107	$24,406	$3,332	$21,704	$3,047
Interest cost on projected benefit obligation	30,327	3,159	28,496	2,462	25,450	1,984
Expected return on assets	(24,037)	(2,911)	(21,683)	(2,575)	(28,122)	(2,713)
Amortization of net obligation		710	(1,252)	352	(1,248)	4
Amortization of prior service cost	566	5	566		1,475
Recognized net actuarial loss (gain)	10,030	175	3,720	14	(2,579)
Amortization of transition amount		36

Net periodic pension cost	$45,784	$5,281	$34,253	$3,585	$16,680	$2,322

Assumptions used to determine net periodic benefit cost for the company-sponsored defined benefit pension plans were:

	Fiscal Year Ended September 30
	2004		2003		2002
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average discount rates	6.0%	5.7%	7.2%	6.4%	7.2%	6.0%
Rates of increase in compensation levels	3.0	4.0	4.0	4.0	4.0	4.0
Expected long-term rate of return on assets	8.5	8.0	8.5	7.6	8.5	7.7

Assumptions used to determine benefit obligation as of the end of each fiscal year for the company-sponsored defined benefit pension plans were:

	Ended September 30
	2004		2003		2002
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average discount rates	6.3%	5.8%	6.0%	5.7%	7.2%	5.8%
Rates of increase in compensation levels	3.0	4.0	3.0	4.0	4.0	4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans were:

	September 30
	2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Change in Benefit Obligation
Benefit obligation at beginning of year	$514,219	$50,083	$398,278	$39,086
Service cost	28,898	4,107	24,406	3,332
Interest cost	30,327	3,159	28,496	2,462
Amendments			(5,233)
Actuarial (gain) loss	(30,683)	695	87,276	3,997
Benefits paid	(18,211)	(1,103)	(19,004)	(1,449)
Special termination benefits	283
Translation adjustment		5,348		2,655

Benefit obligation at end of year	$524,833	$62,289	$514,219	$50,083

Change in Plan Assets
Fair value of plan assets at beginning of year	$251,263	$32,911	$235,733	$32,816
Actual return on plan assets	38,440	4,047	(922)	(2,401)
Employer contribution	92,569	4,931	35,456	1,540
Plan participant contributions		364		338
Benefits paid	(18,211)	(1,103)	(19,004)	(1,449)
Translation adjustment		3,620		2,067

Fair value of plan assets at end of year	$364,061	$44,770	$251,263	$32,911

Funded status	$(160,772)	$(17,519)	$(262,956)	$(17,172)
Unrecognized net actuarial loss	120,446	16,113	175,562	18,380
Unrecognized prior service cost	3,465	922	4,032	68

Net amount recognized	$(36,861)	$(484)	$(83,362)	$1,276

Amounts recognized on the consolidated balance sheet
Accrued benefit obligation	$(103,600)	$(12,936)	$(207,625)	$(953)
Prepaid pension benefit	24,993	3,480	47,491	2,229
Intangible asset	3,465	853	4,032
Accumulated other comprehensive loss	38,281	8,119	72,740

Net amount recognized	$(36,861)	$(484)	$(83,362)	$1,276

In fiscal 2004 and fiscal 2003 there was a (decrease) increase to the minimum pension liability in the U.S. Plans included in other comprehensive income of $(34,459) and $70,295, respectively. In fiscal 2004 there was an increase to the minimum pension liability to the Non-U.S. Plans included in other comprehensive income of $8,119.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the plan assets at September 30, 2004, were invested in listed stocks and bonds. At September 30, 2004, our U.S. Plans had investments in our common stock having a fair value of $28,031. As of September 30, 2004 and 2003, our plans’ assets were allocated as follows:

	September 30
	2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Percentage of Plan Assets
Equity securities	81%	76%	67%	75%
Debt securities	16	17	23	19
Other	3	7	10	6

	100%	100%	100%	100%

The primary objective underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The investment policy and the associated investment practices must comply with all applicable laws and regulations.

The investment policy establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between risk and return. The interaction between plan assets and benefit obligations is periodically reviewed to assist in the establishment of strategic asset allocation targets. Our current asset allocation targets are to have 70%-85% in equity securities, 13%-23% in debt securities, and 2%-8% in alternate investments.

The investment policy is based on an expectation that equity securities will outperform debt securities over the long-term. Accordingly, in order to maximize the return on assets, a majority of assets are invested in equity securities. Equity investments with dissimilar expected rates of return, return volatility, and correlation of returns are utilized to reduce risk by providing diversification relative to equities. Investments within the other asset classes are also diversified to further reduce the impact of losses in any particular investment.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $524,833, $467,661, and $364,061, respectively, at September 30, 2004 and $514,219, $458,888, and $251,263, respectively, at September 30, 2003, for the U.S. Plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $47,025, $43,908, and $33,032, respectively, at September 30, 2004 and $36,570, $34,223, and $24,166, respectively, at September 30, 2003, for the Non-U.S. Plans.

During fiscal 2003, we contributed 1,132 shares with a value of $10,086 into our U.S. Plans. During fiscal 2004, no such contribution was made. We expect to make contributions to our U.S. Plans equaling $9,125 in fiscal 2005.

In the future, we expect to make the following benefit payments to participants:

	U.S. Plans	Non-U.S. Plans
Fiscal year:
2005	$16,100	$1,033
2006	16,310	1,206
2007	16,640	1,390
2008	17,150	1,614
2009	17,860	1,860
2010 – 2014	113,690	13,902

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All U.S. employees hired on or after July 1, 2004 are not eligible to participate in the U.S. defined benefit pension plan.

Many of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 16% of regular compensation before taxes in fifteen different investment funds. Effective January 1, 2003, we reduced our matching contribution to an amount equal to 50% of the employees’ contributions, up to 6% of regular compensation, for a maximum match of 3%. Prior to January 1, 2003, we contributed an amount equal to two-thirds of the employees’ contributions, up to 6% of regular compensation, for a maximum match of 4%. Substantially all of our contributions are invested in our common stock, however, effective July 1, 2004, participants are permitted to elect to allocate our matching contribution in investment options other than our common stock. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the plan was $17,372, $17,858, and $25,832 in fiscal 2004, 2003, and 2002, respectively.

We have a Long-Term Incentive Compensation Plan (“LTIP”) pursuant to which key management employees have been granted performance-based awards, which are earned upon achieving predetermined performance objectives during three-year intervals, and time-based restricted stock awards, which are earned upon the fulfillment of vesting requirements. The value of these performance-based awards is charged to expense over the related plan period. In fiscal 2004, 2003, and 2002, performance-based awards which would be payable in cash or stock totaling $11,320, $10,744, and $4,952, respectively, were granted to LTIP participants. During fiscal 2004 and 2003, we recognized income of $417 and $2,660 due to a change in estimate of future payouts related to these awards. During fiscal 2002, we expensed $3,814 related to these awards. See common stock and unearned compensation on the consolidated statements of shareholders’ equity for time-based restricted stock awards.

17.    RESTRUCTURING

In the fourth quarter of fiscal 2002, we reversed $10,497 ($6,823 after-tax) of restructuring charges taken during fiscal 2001 and fiscal 2000 (the “Charges”). The Charges represented severance, leasehold termination costs, and contractual commitments related to the closure or downsizing of our technology education integration and education businesses, and digital print centers. Additionally, these actions included the ongoing centralization and consolidation of many selling and administrative functions, including marketplace consolidation, supply chain, finance, customer service, sales support, and the realignment of sales coverage against our long-term growth objectives. The reversal taken in fiscal 2002 related to the Charges consisted of $7,418 related to severance, $1,667 related to leasehold termination costs, and $1,412 related to contractual commitments. The severance reversal was the result of the average cost of severance per employee being less than estimated, 188 fewer positions eliminated than estimated due to voluntary resignations, and our decision not to close a digital print center due to changing business dynamics. The reversal of leasehold termination costs and contractual commitments resulted from our decision not to close a digital print center. Additionally, we were also able to reduce our liability through successful equipment and real property lease termination negotiations.

All actions related to the Charges are complete. Severance payments to terminated employees are made in installments. The charges for leasehold termination costs relate to real estate lease contracts where we exited certain locations and are required to make payments over the remaining lease term.

At September 30, 2004, we had $5,400 of accrued restructuring costs recorded related mainly to remaining payments for real estate lease contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    STOCK OPTIONS

Changes in common shares under option were:

	Shares	Weighted Average Price
September 30, 2001	14,630	$9.16
Granted	3,487	11.21
Exercised	(1,595)	3.68
Cancelled	(1,756)	9.93

September 30, 2002	14,766	12.20
Granted	2,095	7.73
Exercised	(1,026)	3.09
Cancelled	(1,662)	10.57

September 30, 2003	14,173	10.28
Granted	2,139	10.84
Exercised	(2,406)	4.23
Cancelled	(736)	14.12

September 30, 2004	13,170	$9.65

Available for Grant	6,390

The weighted-average fair values at date of grant for options granted during fiscal years 2004, 2003, and 2002 were $4.27, $4.05, and $4.38, respectively, and were estimated using the Black-Scholes option-pricing model. The following unaudited assumptions were applied for fiscal 2004, 2003, and 2002, respectively:

	Fiscal Year Ended September 30
	2004	2003	2002
Expected dividend yield	1.5%	2.1%	1.3%
Expected volatility rate	51.7%	53.0%	54.5%
Expected lives	5.0 years	5.0 years	5.0 years
Risk-free interest rate	3.2%	3.1%	4.4%

The following table summarizes information about stock options outstanding at September 30, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2004	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at September 30, 2004	Weighted-Average Exercise Price
$ 2.38—7.92	5,478	6.1 years	$5.04	3,962	$4.16
8.20—11.22	2,646	8.2	10.34	457	9.59
11.45—18.14	3,546	5.7	12.85	2,838	13.18
19.90—46.59	1,500	2.2	32.03	1,492	32.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    FINANCIAL INSTRUMENTS

We use financial instruments in the normal course of our business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt, commitments to extend credit, interest rate caps, and interest rate and currency swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

We are subject to credit risk through trade receivables, lease receivables, and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of geographic dispersion our large customer base. However, at September 30, 2004, we had accounts receivable from GE of $215,740 (including amounts unbilled), which represents a significant concentration of our accounts receivable. Accordingly, if GE were not able to repay the amount owed to us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.

Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. We generally limit the amount of credit exposure in any one type of investment instrument.

Interest Rate Caps

In fiscal 2004, we entered into a 7.00% interest cap relating to the securitization program of our United Kingdom subsidiary having a total principal/notional amount of $153,323 at September 30, 2004. At September 30, 2003, we had interest rate caps relating to our lease-backed notes in the U.S. which had a total principal/notional amount of $353,383. The rates on these caps ranged from 5.67% to 8.00% at September 30, 2003. Upon completion of the U.S. Transaction, the U.S. caps were terminated.

Interest Rate and Currency Swap Agreements

We have interest rate swap agreements relating to our lease-backed notes in the U.S., having a total principal/notional amount of $164,400 and $657,052 at September 30, 2004 and 2003, respectively, with fixed rates of 2.095% to 4.180% at September 30, 2004 and 2.095% to 7.820% at September 30, 2003. We are required to make payments to the counterparties at the fixed rate stated in the agreements and in return we receive payments at variable rates.

In fiscal 2004, we terminated all interest rate swap agreements relating to financial instruments of our Canadian and United Kingdom finance subsidiaries. These swaps had a principal/notional amount of $84,730 and $40,045, respectively, at September 30, 2003.

All of our derivatives used as hedges are highly effective, as defined by SFAS 133, because all of the critical terms of the derivatives match those of the hedged item. All of our derivatives have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000. All derivatives are adjusted to their fair market values at the end of each quarter. Unrealized net gains and losses for cash flow hedges are recorded in Other Comprehensive Income (“OCI”).

As of September 30, 2004, all of our derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2004, unrealized net gains totaling $12,104, after taxes, were recorded in OCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are exposed to credit loss in the event of nonperformance by the counterparties to the swap agreements.

The following methods and assumptions were used by us in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable, and Notes Payable

The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-Term Debt

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. For more information on these instruments, refer to note 3.

The carrying amounts and fair values of our financial instruments are as follows:

	September 30
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$411,423	$361,511	$415,906	$362,713
Sundry notes, bonds and mortgages	5,200	5,145	6,550	7,425
Non-Corporate Debt	816,622	811,770	3,008,715	2,416,887
Interest rate swaps	283	283	(18,637)	(18,637)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    QUARTERLY FINANCIAL SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004
Revenues	$1,136,479	$1,184,317	$1,163,172	$1,165,852	$4,649,820
Gross profit	431,066	444,859	434,237	422,850	1,733,012
Income before taxes on income	44,440	36,706	13,078	29,762	123,986
Net income	27,664	30,173	8,141	25,576	91,554
Basic earnings per common share	0.19	0.20	0.06	0.18	0.62
Diluted earnings per common share	0.18	0.19	0.05	0.17	0.60
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.20/7.25	13.25/11.15	13.00/10.15	12.41/10.90	13.25/7.25

2003
Revenues	$1,157,377	$1,179,385	$1,178,481	$1,195,669	$4,710,912
Gross profit	448,264	447,668	453,561	439,934	1,789,427
Income before taxes on income	52,161	58,509	23,606	52,097	186,373
Net income	32,470	36,422	14,695	32,430	116,017
Basic earnings per common share	0.23	0.25	0.10	0.22	0.80
Diluted earnings per common share	0.21	0.23	0.10	0.21	0.75
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	8.33/6.38	8.48/6.71	9.45/7.10	9.11/6.75	9.45/6.38

First, second, and third quarters of fiscal 2004 include pre-tax losses from the early extinguishment of debt of $73, $3,146, and $32,687, respectively. Second and third quarters of fiscal 2004 include pre-tax losses (gains) on divestiture of business of $12,125 and $(698), respectively. Second and fourth quarters of fiscal 2004 include tax reserve adjustment benefits of $4,720 and $7,048, respectively. First, second, third, and fourth quarters of fiscal 2003 include pre-tax losses (gains) from the early extinguishment of debt of $98, $(1,348), $27,454, and $(7,017), respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(No response to this item is required.)

Item 9A.    Controls and Procedures

The Company, under the supervision and with the participation of its management including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be included in its reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the Commission’s rules and forms.

During the six-months ended September 30, 2004, GE acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon IKON’s request, GE’s external auditors to perform certain audit procedures and issue annual and quarterly reports relating to GE’s servicing of such portfolios (“Servicing Controls”), including a Type II Statement on Auditing Standards (“SAS”) 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform IKON of any identified weakness relating to the Servicing Controls and to provide IKON with an opportunity to review and understand such findings in advance of its fiscal year reporting requirements. IKON believes that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

The Type II SAS 70 Report obtained from GE identified certain control deficiencies relating to the Servicing Controls. In response, GE performed an analysis of the related controls and then initiated and completed certain remedial measures designed to address the identified deficiencies. Based on our own analysis and the remediation efforts completed to date, we do not believe that the identified deficiencies had, or are likely to have, a material impact on our internal control over financial reporting.

With the exception of the change in controls relating to the serviced and originated U.S. lease portfolios, there has been no change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information

(No response to this item is required.)

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 23, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference. Additional information regarding executive officers appearing under “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference. The information presented in the 2005 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference. Information regarding executive officers contained in Part I, Item 4A of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer, and all of our employees performing financial or accounting functions. Our Code of Ethics is posted on our website, www.ikon.com, and may be found under the “Investor Relations” section by clicking on “Corporate Governance” and then clicking on “Corporate Integrity.” We intend to continue to satisfy the disclosure requirement under Item 5.01 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Item 11.    Executive Compensation

Information appearing under “Summary of Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2005 Proxy Statement is incorporated herein by reference.

Information regarding IKON’s equity compensation plans appears below:

The following table sets forth information about IKON’s common stock that may be issued under all of IKON’s existing equity compensation plans as of September 30, 2004, including the 2003 Employee Equity Incentive Plan, 2003 Non-Employee Directors’ Compensation Plan, 2000 Executive Incentive Plan, 2000 Non-Employee Directors’ Compensation Plan, 1995 Stock Option Plan, Long Term Incentive Compensation Plan, 1986 Stock Option Plan, 2000 Employee Stock Option Plan, and Stock Award Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants or rights	(b) Weighted- average exercise price of outstanding options, warrants or rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,508,291	$12.71	5,966,446
Equity compensation plans not approved by security holders (1)	5,188,437	8.13	423,664

Total	17,696,728	$11.37	6,390,110

(1)	Non-Shareholder Approved Plans

In October 1999, the Company adopted its 2000 Employee Stock Option Plan (the “2000 Plan”), which provides for the granting of stock options to employees of the Company. The 2000 Plan has not been submitted to the Company’s shareholders for approval. The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 10,000,000 shares, subject to adjustment for changes to IKON’s common stock. The maximum number of shares of common stock for which options may be granted to any one employee during any calendar year under the 2000 Plan is an aggregate of 500,000 shares, subject to adjustment for changes to IKON’s common stock. The term of these stock options will be fixed at the time of the grant. The exercise price of these stock options will be determined by the Board of Directors. As of September 30, 2004, 5,175,937 options were outstanding under the 2000 Plan, of which 2,783,723 options were exercisable.

In October 1992, the Company adopted its Stock Award Plan (the “Stock Plan”), which provides for the granting of stock awards to executive officers, directors and other employees of the Company. The Stock Plan has not been submitted to the Company’s shareholders for approval. The Stock Plan has been discontinued, and since fiscal year 2001, the Company has not made and will not make any grants under the Stock Plan. The aggregate number of shares of common stock which could have been issued under the Stock Plan was 2,575,281 shares, subject to adjustment for changes to IKON’s common stock. As of September 30, 2004, 12,500 shares of restricted stock were outstanding under the Stock Plan.

Item 13.    Certain Relationships and Related Transactions

(No response to this item is required.)

Item 14.    Principal Accountant Fees and Services

Information regarding accountant fees and services appearing under “Independent Auditors’ Fees and Services” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following financial statements are filed as part of this report under Item 8—“Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2004.

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2004
Allowance for doubtful accounts	$14,258	$21,366		$15,512	(1)	$20,112
Lease default reserve	58,477	28,226		80,257	(2)	6,446
Deferred tax valuation allowance	55,171	(23,241)		7,639	(3)	24,291

Year Ended September 30, 2003
Allowance for doubtful accounts	$14,251	$13,175		$13,168	(1)	$14,258
Lease default reserve	58,148	67,922		67,593	(1)	58,477
Deferred tax valuation allowance	51,790	2,486		(895)		55,171

Year Ended September 30, 2002
Allowance for doubtful accounts	$23,510	$4,753		$14,012	(1)	$14,251
Lease default reserve	69,784	67,730		79,366	(1)	58,148
Deferred tax valuation allowance	63,225	371		11,806	(3)	51,790

(1)	Accounts written-off during the year, net of recoveries.
(2)	Accounts written-off during the year, net of recoveries. In addition, $58,293 of lease default reserves were sold to GE as part of the Transactions. See note 2 to the consolidated financial statements for additional information.
(3)	Primarily represents the expiration of net operating losses and tax credits for which evaluation allowance was provided.

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

(a)(3) List of Exhibits*

Sale of Certain Assets and Liabilities Relating to our Leasing Operations in the U.S. and Canada

2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON, IOS Capital, LLC and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated December 15, 2003 is incorporated herein by reference.

2.2	First Amendment dated March 31, 2004 to the Asset Purchase Agreement dated December 10, 2003, between IKON and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

2.3	Asset Purchase Agreement dated March 31, 2004, between IKON, an Ontario corporation, and Heller Financial Canada, filed as Exhibit 2.2 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

2.4	Assignment and Amendment Agreement dated June 30, 2004, among Heller Financial Canada, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, IKON, and IKON Office Solutions Northern Ltd., to the Asset Purchase Agreement dated March 31, 2004, between IKON Canada and Heller Financial Canada, filed as Exhibit 2.1 to IKON’s Form 8-K dated July 7, 2004 is incorporated herein by reference.
Corporate Documents

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

3.3	Code of Regulations of IKON, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.
Credit Facility

4.1	Credit Agreement dated July 28, 2004, among IKON (as U.S. Borrower), IKON Office Solutions Group, PLC (as U.K. borrower) and various institutional lenders, with Wachovia Bank National Association, as Administrative Agent, Collateral Agent, Swingline Lender, Alternative Currency Lender, and Issuing Lender, filed as Exhibit 10.1 to IKON’s Form 8-K dated August 2, 2004 is incorporated herein by reference.
Corporate Indentures and Related Documents

4.2	Indenture dated as of December 11, 1995, between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177 is incorporated herein by reference.

4.3	Indenture dated May 13, 2002, by and among IKON, IOS Capital, LLC (“IOSC”), and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.1 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.4	Registration Rights Agreement dated May 13, 2002, among IKON and Deutsche Bank Securities, Inc., Bank of America Securities, LLC, and JP Morgan Securities, Inc., filed as Exhibit 4.2 to IKON’s
Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.5	Pursuant to Regulation S-K item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

10.1	Indenture dated as of July 1, 1995, between IOSC and Chase Manhattan Bank, N.A., as Trustee (the “IOSC Indenture”), filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

10.2	Amendment Number 1 dated June 4, 1997, to the IOSC Indenture, filed as Exhibit 4.2 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

10.3	Amendment Number 2 dated June 12, 2001, to the IOSC Indenture, filed as Exhibit 4.3 to IOSC’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

10.4	Amendment Number 3 dated March 15, 2002, to the IOSC Indenture, filed as Exhibit 4.4 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.5	Amendment Number 4 dated June 16, 2003, to the IOSC Indenture, filed as Exhibit 10.5 to IKON’s 2003 Form 10-K is incorporated herein by reference.

10.6	Distribution Agreement dated as of June 4, 1997, between IOSC and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.7	Distribution Agreement dated as of June 30, 1995, between IOSC and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

10.8	Rights Agreement dated as of February 10, 1988, between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON’s Registration Statement on Form 8-A is incorporated herein by reference.

10.9	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.
Leasing Programs

10.10	Program Agreement dated March 31, 2004, between IKON and General Electric Capital Corporation, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

10.11	Canadian Rider, dated June 30, 2004, among IKON Office Solutions, Inc., General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, and IKON Office Solutions Northern Ltd., to the Program Agreement dated March 31, 2004 among IKON, General Electric Capital Corporation, and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated July 7, 2004 is incorporated herein by reference.
Unisource Spin-Off

10.12	Distribution Agreement between IKON and Unisource Worldwide, Inc. (“Unisource”) dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.13	Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.14	Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.
Compensatory Plans

10.15	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

10.16	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.17	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.18	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K is incorporated herein by reference.**

10.19	Amendment to 1986 Stock Option Plan, filed as Exhibit 10.22 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.20	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.21	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.22	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.23	2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number
333-40108) is incorporated herein by reference.**

10.24	2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.25	2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.26	2003 IKON Office Solutions, Inc. Non-Employee Directors’ Compensation Plan, filed as Exhibit A to IKON’s 2003 Proxy Statement on January 15, 2003 is incorporated herein by reference.**

10.27	2003 IKON Office Solutions, Inc. Employee Equity Incentive Plan, filed as Exhibit B to IKON’s 2003 Proxy Statement on January 15, 2003 is incorporated herein by reference.**

10.28	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.29	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.30	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.31	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.32	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.33	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.34	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.42 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.35	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.43 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.36	Amendment Number 2004-1, dated as of January 20, 2004, to the Executive Deferred Compensation Plan, filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.**

Management Contracts

10.37	Executive Employment Agreement for Matthew J. Espe, filed as Exhibit 99.1 to IKON’s Form 8-K dated November 4, 2002 is incorporated herein by reference.**

10.38	Executive Employment Agreement for Don H. Liu dated March 23, 2003, filed as Exhibit 10.33 to IKON’s Form 10-K for the fiscal year ended 2003 is incorporated herein by reference.**

10.39	Executive Employment Agreement for William S. Urkiel dated May 10, 2003, filed as Exhibit 10.34 to IKON’s Form 10-K for the fiscal year ended 2003 is incorporated herein by reference.**

10.40	Executive Employment Agreement for Beth B. Sexton, filed as Exhibit 10.4 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.41	Letter dated July 29, 2004 from Matthew J. Espe to William S. Urkiel Amending the Terms of his Executive Employment Agreement.**

10.42	Senior Executive Employment Agreement for Brian D. Edwards dated August 9, 2004.**

10.43	Senior Executive Employment Agreement for Robert F. Woods, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 23, 2004 is incorporated herein by reference.**
Asset-Backed Securitization Transaction—2002

10.44	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.45	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.46	Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc., and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.47	Insurance and Indemnity Agreement, dated May 30, 2002, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.
Asset-Backed Securitization Transaction—2003

10.48	Indenture, dated as of April 1, 2003, among the IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.49	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.50	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.51	Insurance and Indemnity Agreement, dated April 23, 2003, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.52	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.
Miscellaneous

10.51	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, PA 19355, filed as Exhibit 10.80 to IKON’s 2003 Form 10-K is incorporated herein reference.

12.1	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of IKON.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**	Management contract or compensatory plan or arrangement.

(b) The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(c) The response to this portion of Item 15 is contained on page 81 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS, INC.

Date: December 10, 2004

By:	/s/ ROBERT F. WOODS
(Robert F. Woods) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. ESPE (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	December 10, 2004

/s/ ROBERT F. WOODS (Robert F. Woods)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 10, 2004

/s/ THEODORE E. STRAND (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	December 10, 2004

/s/ JUDITH M. BELL (Judith M. Bell)	Director	December 10, 2004

/s/ PHILIP E. CUSHING (Philip E. Cushing)	Director	December 10, 2004

/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Director	December 10, 2004

/s/ RICHARD A. JALKUT (Richard A. Jalkut)	Director	December 10, 2004

/s/ ARTHUR E. JOHNSON (Arthur E. Johnson)	Director	December 10, 2004

/s/ KURT M. LANDGRAF (Kurt M. Landgraf)	Director	December 10, 2004

/s/ GERALD LUTERMAN (Gerald Luterman)	Director	December 10, 2004

/S/ WILLIAM E. MCCRACKEN (William E. McCracken)	Director	December 10, 2004

/s/ WILLIAM L. MEDDAUGH (William L. Meddaugh)	Director	December 10, 2004

/s/ ANTHONY P. TERRACCIANO (Anthony P. Terracciano)	Director	December 10, 2004

/s/ MARILYN WARE (Marilyn Ware)	Director	December 10, 2004