Form 10-Q
period 2004-12-31
IKON OFFICE SOLUTIONS INC
filed 2005-02-08
CIK 3370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the three months ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964
____________________________

IKON OFFICE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	23-0334400 (I.R.S. Employer Identification No.)
70 Valley Stream Parkway, Malvern, Pennsylvania (Address of principal executive offices)	19355 (Zip Code)

Registrant's telephone number, including area code: (610) 296-8000
____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class ___________________________ Common Stock, no par value (with Preferred Share Purchase Rights)	Name of each exchange on which registered __________________________ New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2005:

Common Stock, no par value	140,633,100 shares

IKON OFFICE SOLUTIONS, INC.

INDEX

PART I - FINANCAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets - December 31, 2004 (unaudited) and September 30, 2004

Consolidated Statements of Income - Three months ended December 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows - Three months ended December 31, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II - OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

SIGNATURES

FORWARD-LOOKING INFORMATION

         IKON Office Solutions, Inc. ("we," "us," "our," "IKON," or the "Company") may from time to time provide information, whether verbally or in writing, including certain statements included in, or incorporated by reference in, this Form 10-Q, which constitutes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"). These forward-looking statements include, but are not limited to, statements regarding the following: the expected impact and use of proceeds from our transactions with General Electric Capital Corporation ("GE") and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada; earnings, revenue, cash flow, margin, and cost-savings projections; core business growth opportunities and increasing market share; infrastructure and operational leverage and efficiency initiatives; our ability to repay debt; the run-off of our retained U.S. lease portfolio; the expensing of our stock options; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of our ongoing conversion to a common enterprise resource planning ("ERP") system, which is primarily based on the Oracle E-Business Suite (the "ERP Conversion"); anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to "we," "us," "our," "IKON," or the "Company" refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

         The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should," "may," "plan," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. We assume no obligations related to, nor do we intend to update, these forward-looking statements.

         In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in these forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail in this Form 10-Q): our ability to successfully integrate our equipment distribution business with a third-party finance vendor program, which involves the integration and transition of complex systems and processes; operating in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry; delays, difficulties, management transitions, and employment issues associated with consolidations and/or changes in business operations, including our ERP Conversion; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal, and political issues associated with international operations; our ability to access capital and meet our debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

         Competition. We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, and Danka. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Some of our competitors, such as Canon, Ricoh, Konica Minolta, and HP, also supply us with the products we sell, service, and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

         Pricing. Our success is dependent upon our ability to charge adequate prices for the equipment, parts, supplies, and services we offer. Depending on competitive market factors, future prices we can charge for the equipment, parts, supplies, and services we offer may vary from historical levels and may impact our profitability.

         Third-party Finance Vendor Relationships. If we are unable to continue to successfully integrate our equipment distribution business with third-party finance vendors under our program agreement (the "U.S. Program Agreement") with GE and our rider to the U.S. Program Agreement with GE in Canada (the "Canadian Rider;" together with the U.S. Program Agreement, the "Program Agreements"), which involves the integration and transition of complex systems and processes, our liquidity, financial position, and results of operations may be adversely affected. Prior to our entry into the Program Agreements, significant portions of our profits were derived from our leasing operations in the U.S. and Canada. Currently, we are entitled to receive certain fees under the Program Agreements for future leases funded by GE. We intend to use these fees as well as the proceeds from the sale of our North American leasing operations to implement certain strategies, including, among other things, to enhance our core business of document management solutions, reduce our debt, and repurchase shares of our common stock. Our failure to successfully implement these strategies could have a material adverse effect on our liquidity, financial position, and results of operations.

        Our ability to generate ongoing revenue from the Program Agreements is dependent upon our ability to identify and secure opportunities for lease-financing transactions with our customers under the Program Agreements. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position, and results of operations.

        Vendor Relationships. Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from, our principal vendors, Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with us, or if one of these vendors ceased operations, we would be forced to expand our relationship with other vendors, seek new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software vendors. As our relationships with software vendors become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software vendors, or pose a risk of loss in market share due to diminished software offerings.

        New Product Offerings. Our business is driven primarily by customers' needs and demands and by the products developed and manufactured by third parties. Because we distribute products developed and manufactured by third parties, our business would be adversely affected if our suppliers fail to anticipate which products or technologies will gain market acceptance or if we cannot sell these products at competitive prices. We cannot be certain that our suppliers will permit us to distribute their newly developed products or that such products will meet our customers' needs and demands. Additionally, because some of our principal competitors design and manufacture their own products rather than rely on third parties to supply them, those competitors may have a competitive advantage over us. To successfully compete, we must maintain an efficient cost structure, an effective sales and marketing team, and offer additional services that distinguish us from our competitors. Failure to execute these strategies successfully could result in reduced market share for us or could have a material adverse effect on our liquidity, financial position, and results of operations.

        Liquidity. We maintain a $200 million secured credit facility (the "Credit Facility") with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165.6 million at December 31, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

        The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due May 2007 (the "Convertible Notes") have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100 million. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250 million during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150 million. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150 million allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72.7 million of the $150 million allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations.

        Operational Efficiencies. Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and drive operational efficiencies across our company. Such initiatives, which include consolidation and process redesign and the ERP Conversion, and process enhancement through Six Sigma, are focused on strategic priorities such as process redesign and improvement, organizational development, and asset management. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process, starting from the customer's vantage point, so that defects in the process are eliminated and any potential defects are prevented. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

        International Operations. We have international operations in Canada, Mexico, and Western Europe. Approximately 17% of our revenues are derived from our international operations, and approximately 73% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004 (unaudited)	September 30, 2004

	(in thousands)
Assets
Cash and cash equivalents	$292,241	$472,951
Restricted cash	26,721	27,032
Accounts receivable, less allowances of: December 31, 2004 - $22,177;
September 30, 2004 - $20,112	786,526	772,635
Finance receivables, less allowances of: December 31, 2004 - $2,870;
September V30, 2004 - $2,514	444,154	457,615
Inventories	289,510	233,345
Prepaid expenses and other current assets	72,122	81,188
Deferred taxes	39,974	39,974

Total current assets	1,951,248	2,084,740

Long-term finance receivables, less allowances of: December 31, 2004 - $3,963;
September 30, 2004 - $3,932	672,847	753,146
Equipment on operating leases, net of accumulated depreciation of: December 31,
2004 - $80,356; September 30, 2004 - $76,456	88,191	78,673
Property and equipment, net of accumulated depreciation of: December 31, 2004 -
$328,886; September 30, 2004 - $321,789	159,421	164,132
Goodwill	1,316,704	1,286,564
Unsold residual value (note 2)	58,370	45,548
Other assets	121,366	125,104

Total Assets	$4,368,147	$4,537,907

Liabilities and Shareholders' Equity
Current portion of corporate debt	$5,265	$62,085
Current portion of debt supporting finance contracts and unsold residual value	402,834	439,941
Notes payable	864	938
Trade accounts payable	244,333	285,603
Accrued salaries, wages, and commissions	80,641	124,808
Deferred revenues	116,223	119,851
Taxes payable	105,943	52,976
Other accrued expenses	150,845	170,741

Total current liabilities	1,106,948	1,256,943

Long-term corporate debt	742,036	741,857
Long-term debt supporting finance contracts and unsold residual value	384,430	422,868
Deferred taxes	150,864	187,091
Other long-term liabilities	218,774	203,538

Commitments and contingencies (note 9)

Shareholders' Equity
Common stock, no par value: authorized 300,000 shares issued: December 31, 2004 -
150,196 shares; September 30, 2004 -149,955 shares; shares outstanding: December
31, 2004 - 140,381 shares; September 30, 2004 - 142,133 shares	1,025,746	1,022,842
Series 12 preferred stock, no par value: authorized 480 shares;
none issued or outstanding
Deferred compensation	210	209
Unearned compensation	(5,557)	(2,448)
Retained earnings	771,505	761,739
Accumulated other comprehensive income	69,687	20,195
Cost of common shares in treasury: December 31, 2004 - 8,909 shares; September 30,
2004 - 7,196 shares	(96,496)	(76,927)

Total Shareholders' Equity	1,765,095	1,725,610

Total Liabilities and Shareholders' Equity	$4,368,147	$4,537,907

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended December 31

	2004	2003
	(in thousands, except per share data)
Revenues
Net sales	$461,897	$451,698
Services	602,948	585,770
Finance income	30,806	99,011

	1,095,651	1,136,479

Costs and Expenses
Cost of goods sold	330,885	318,249
Services costs	361,672	352,226
Finance interest expense	7,888	34,938
Selling and administrative	357,755	376,468

	1,058,200	1,081,881

Operating income	37,451	54,598
Loss from early extinguishment of debt		73
Interest expense, net	12,803	10,085

Income before taxes on income	24,648	44,440
Taxes on income	8,021	16,776

Net income	$16,627	$27,664

Basic Earnings Per Common Share
Net income	$0.12	$0.19

Diluted Earnings Per Common Share
Net income	$0.12	$0.18

Cash dividends per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Net income	$16,627	$27,664
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	19,325	22,360
Amortization	1,202	3,159
Provisions for losses on accounts receivable	7,615	6,615
Deferred income taxes	(36,228)	12,489
Provision for lease default reserves	288	14,124
Pension expense	10,938	13,779
Non-cash interest expense on debt supporting unsold residual value	500
Loss from early extinguishment of debt		73
Changes in operating assets and liabilities
Increase in accounts receivable	(13,641)	(9,091)
Increase in inventories	(52,925)	(23,132)
Decrease (increase) in prepaid expenses and other current assets	8,711	(5,007)
Decrease in accounts payable, deferred revenues and accrued expenses	(56,037)	(183,410)
Other	1,492	(1,326)

Net cash used in operating activities	(92,133)	(121,703)

Cash Flows from Investing Activities
Expenditures for property and equipment	(4,848)	(4,471)
Expenditures for equipment on operating leases	(13,856)	(12,297)
Proceeds from sale of property and equipment	643	808
Proceeds from sale of equipment on operating leases	975	2,883
Proceeds from the sale of finance receivables	61,428
Finance receivables - additions	(88,159)	(380,802)
Finance receivables - collections	136,106	382,148
Other	(3,804)	(2,557)

Net cash provided by (used in) investing activities	88,485	(14,288)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	230	3,045
Short-term corporate debt repayments, net	(91)	(2,505)
Repayment of other borrowings	(1,981)
Long-term corporate debt repayments	(57,496)	(4,795)
Debt supporting finance contracts - issuances	5,926	196,049
Debt supporting finance contracts - repayments	(103,905)	(210,175)
Dividends paid	(5,667)	(5,860)
Decrease (increase) in restricted cash	311	(17,895)
Proceeds from option exercises and sale of treasury shares	712	1,805
Purchase of treasury shares	(21,916)	(181)

Net cash used in financing activities	(183,877)	(40,512)

Effect of exchange rate changes on cash and cash equivalents	6,815	(806)

Net decrease in cash and cash equivalents	(180,710)	(177,309)
Cash and cash equivalents at beginning of year	472,951	360,030

Cash and cash equivalents at end of period	$292,241	$182,721

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization - Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site Managed Services, customized workflow solutions, and comprehensive support through our service force of 16,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe. References herein to “we,” “us,” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

1.        SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended September 30, 2004.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Book Overdrafts

        We had $28,988 and $92,968 of book overdrafts (outstanding checks on zero balance bank accounts which are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at December 31, 2004 and September 30, 2004, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

Accounting for Stock-Based Compensation

        We have stock-based employee compensation plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to account for our stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.” Employee stock options are granted at or above the market price at dates of grant, which does not require us to recognize any compensation expense. In general, these options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense.

        If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in the first quarter of fiscal years 2005 and 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended December 31
	2004	2003
Net income as reported	$ 16,627	$ 27,664
Pro forma effect of expensing stock based compensation plans using fair
value method not included in net income as reported	(1,493)	(1,644)

Net income, as adjusted	$ 15,134	$ 26,020

Basic earnings per common share:
Net income as reported	$ 0.12	$ 0.19
Pro forma effect of expensing stock based compensation plans using
fair value method not included in net income as reported	(0.01)	(0.01)

Basic earnings per common share, as adjusted	$ 0.11	$ 0.18

Diluted earnings per common share:
Net income as reported	$ 0.12	$ 0.18
Pro forma effect of expensing stock based compensation plans using
fair value method not included in net income as reported	(0.01)	(0.01)

Diluted earnings per common share, as adjusted	$ 0.11	$ 0.17

Pending Accounting Changes

        In October 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $130,000. The related potential range of income tax is between $0 and $7,000.

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of theses awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, we are in the process of selecting one of three transition methods available to us under SFAS 123R. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented above.

        Also in December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial statements.

2.        NOTES PAYABLE AND LONG-TERM DEBT

        Long-term corporate debt and notes payable consisted of:

	December 31, 2004	September 30, 2004
Bond issues	$354,784	$411,423
Convertible subordinated notes	290,000	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	8,546	8,622

	748,165	804,880
Less: current maturities	6,129	63,023

	$742,036	$741,857

         Long-term debt supporting finance contracts and unsold residual value ("Non-Corporate Debt") consisted of:

	December 31, 2004	September 30, 2004
Lease-backed notes	$585,462	$683,086
Asset securitization conduit financing	135,783	129,668
Notes payable to banks	6,508	3,868
Debt supporting unsold residual value	59,511	46,187

	787,264	862,809
Less: current maturities	402,834	439,941

	$384,430	$422,868

        Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

        During the first quarter of fiscal 2005, we repaid $97,624 of lease-backed notes.

Asset Securitization Conduit Financing Agreements

        As of December 31, 2004, IKON Capital, PLC, our leasing subsidiary in the United Kingdom, had approximately $29,175 available under its asset securitization conduit financing agreement (the "Conduit"). During the three months ended December 31, 2004, IKON Capital, PLC repaid $3,453 in connection with the Conduit. No additional borrowings were made in connection with the Conduit during the first quarter of fiscal 2005.

Debt Supporting Unsold Residual Value

        Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance failures have amounted to approximately $500 on a cumulative basis. The net book value of the combined lease portfolio as of December 31, 2004 was approximately $3,100,000.

        In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

        As of December 31, 2004, we had $59,511 of debt related to $58,370 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During the first quarter of fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $500 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of December 31, 2004, this differential was $1,141.

Credit Facility

        We maintain a $200,000 secured credit facility (the "Credit Facility") with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,579 at December 31, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

        The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due May 2007 (the "Convertible Notes") have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type.

Letters of Credit

        We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of December 31, 2004, we had $179,164 available under lines of credit, including the $165,579 available under the Credit Facility and had open standby letters of credit totaling $34,421. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

3.        SALE OF LEASE RECEIVABLES

        Under the U.S. Program Agreement, the Canadian Rider, and agreements with other syndicators, from time-to-time we may sell customer lease receivables. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.

        During the first quarter of fiscal 2005, we sold lease receivables totaling $61,428 for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

4.        GOODWILL

        Goodwill associated with our reporting segments was:

	IKON North America	IKON Europe	Total
Goodwill at September 30, 2004	$949,138	$337,426	$1,286,564
Translation adjustment	5,085	25,055	30,140

Goodwill at December 31, 2004	$954,223	$362,481	$1,316,704

        Changes in the goodwill balance since September 30, 2004 are attributable to foreign currency translation adjustments.

        As of December 31, 2004, we had no intangible assets other than goodwill except those related to our defined benefit plans.

5.        SHARE REPURCHASES

        In March 2004, our Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the "2004 Plan"). From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During the first quarter of fiscal 2005, we repurchased 1,957 shares of our outstanding common stock for $21,797, leaving $150,629 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized.

6.        COMPREHENSIVE INCOME

        Total comprehensive income is as follows:

	Three Months Ended December 31
	2004	2003
Net income	$16,627	$27,664
Foreign currency translation adjustments	49,227	39,373
Gain on derivative financial instruments, net of tax
expense of: $170 and $2,186 for the three months ended
December 31, 2004 and 2003, respectively	265	3,885

Total comprehensive income	$66,119	$70,922

        The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability, and derivative financial instruments included in accumulated other comprehensive income in the consolidated balance sheets were $115,645, $(46,400) and $442, respectively, at December 31, 2004 and $66,418, $(46,400) and $177, respectively, at September 30, 2004.

7.        EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31
	2004	2003
Numerator:
Numerator for basic earnings per common share - net income	$16,627	$27,664
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes		2,354

Numerator for diluted earnings per common share - net income	$16,627	$30,018

Denominator:
Denominator for basic earnings per common share - weighted average common shares	141,477	146,503
Effect of dilutive securities:
Convertible Notes		19,960
Employee stock options	420	328
Employee stock awards	2,054	2,376

Dilutive potential common shares	2,474	22,664
Denominator for diluted earnings per common share - adjusted weighted average common
shares and assumed conversions	143,951	169,167

Basic earnings per common share	$0.12	$0.19

Diluted earnings per common share	$0.12	$0.18

        We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the "if converted" method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for the first quarter of fiscal 2005 excludes the assumed conversion of the Convertible Notes because the impact is antidilutive.

        Options to purchase 4,854 shares of common stock at $11.22 to $46.59 per share were outstanding during the first quarter of fiscal 2005 and options to purchase 8,091 shares of common stock at $9.05 to $46.59 per share were outstanding during the first quarter of fiscal 2004, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

8.        SEGMENT REPORTING

        The table below presents segment information for the three months ended December 31, 2004 and 2003:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Three Months Ended December 31, 2004
Net sales	$385,484	$76,413		$461,897
Services	541,817	61,131		602,948
Finance income	24,051	6,755		30,806
Finance interest expense	6,158	1,730		7,888
Operating income (loss)	106,512	6,915	$ (75,976)	37,451
Interest expense, net			(12,803)	(12,803)
Income before taxes				24,648

Three Months Ended December 31, 2003
Net sales	$384,751	$66,947		$451,698
Services	531,305	54,465		585,770
Finance income	92,919	6,092		99,011
Finance interest expense	33,290	1,648		34,938
Operating income (loss)	123,720	5,092	$ (74,214)	54,598
Interest expense, net			(10,085)	(10,085)
Income before taxes				44,440

        We report information about our operating segments according to the "management approach." The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are IKON North America ("INA") and IKON Europe ("IE"). The INA and IE segments provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

        Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer support.

9.        CONTINGENCIES

        We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management's estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,840 and $7,928 as of December 31, 2004 and September 30, 2004, respectively, for our environmental liabilities, and the accrual is based on management's best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

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

        During fiscal 2005 and 2004, we did not incur any costs for environmental capital projects, but incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the three months ended December 31, 2004 and December 31, 2003, these costs were $101 and $132, respectively. All costs were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.

        We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coalmines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until such liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of December 31, 2004 and September 30, 2004, our accrual for black lung and workers’ compensation liabilities related to B&T was $12,252 and $12,384, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.

        We received notice of possible additional taxes due related to international matters. We believe they will not materially affect our consolidated financial statements.

        We recognize certain guarantees in accordance with FASB Interpretation No. 45. Accordingly, we recognize a liability related to guarantees for the fair value, or market value, of the obligation we assume.

        As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE's damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at December 31, 2004 was $273,462. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $464 at December 31, 2004. The equipment leased to the customers related to the above indemnifications represents collateral which we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement.

        We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company ("Delfield"), a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of Delfield's ability and intent to make payment or refinance the bond. In the event Delfield defaults on the bond, we would be required under the agreement to make payment to the lender. As of December 31, 2004, the maximum amount that we would be required to pay the lender is $3,150.

        There are other contingent liabilities for taxes, guarantees, lawsuits, and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management believes that none of these other contingencies will materially affect our consolidated financial statements.

10.        PENSION PLANS

        We sponsor defined benefit pension plans for the majority of our employees (all U.S. employees hired on or after July 1, 2004 are not eligible to participate in the U.S. defined benefit pension plan). The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

        The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended December 31
	2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$7,033	$1,067	$7,714	$1,010
Interest cost on projected benefit obligation	8,107	966	7,666	765
Expected return on assets	(7,502)	(940)	(5,666)	(703)
Amortization of net obligation		9		9
Amortization of prior service cost	142	2	142	1
Recognized net actuarial loss	1,892	162	2,628	213

Net periodic pension cost	$9,672	$1,266	$12,484	$1,295

        As of December 31, 2004, $8,871 of contributions had been made. We expect to contribute an additional $3,350 to the plans during the remainder of fiscal 2005.

11.        FINANCIAL INSTRUMENTS

        As of December 31, 2004, all of our derivatives designated as hedges are interest rate swaps which qualify for evaluation using the "short cut" method for assessing effectiveness. As such, there is an assumption that the interest rate swaps are fully effective. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2004, unrealized gains totaling $265, after taxes, were recorded in accumulated other comprehensive income.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        IKON Office Solutions, Inc. ("IKON" or the "Company") delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world's largest independent channel for copier, printer and multifunction product ("MFP") technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization - Enterprise Services. We offer financing in North America through a program agreement (the "U.S. Program Agreement") with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation ("GE"), and a rider to the U.S Program Agreement (the "Canadian Rider") with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the "U.S. Transaction") and our Canadian lease portfolio (the "Canadian Transaction," and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the "Transactions"), respectively. We represent one of the industry's broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site Managed Services, customized workflow solutions, and comprehensive support through our service force of 16,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe.

         For fiscal 2005, we have outlined the following objectives for our business:

-	improving operational leverage;
-	core growth; and
-	related expansion.

        These objectives assume continued growth and profitability improvements in our ongoing revenue streams, while we continue to transition out of our captive leasing business in North America.

         Operating leverage requires that we continue to lower our overall cost-to-serve and improve both sales and administrative productivity through centralization, process, and system enhancements. In particular, we are focused on reducing our selling and administrative expenses to more competitive levels, and have established a fiscal 2005 target for selling and administrative expense as a percentage of revenues of one percentage point below fiscal year 2004 levels. In the first quarter of fiscal 2005, selling and administrative expense as a percentage of revenue was 32.7% compared to 33.1% a year ago. We had a headcount decline of over 350 employees in the first quarter of fiscal 2005, driven by our centralization and productivity initiatives. In addition, improved visibility in our supply chain function is yielding new opportunities through real estate benefits and additional headcount reductions. We continued to consolidate our supply chain during the quarter, reducing our equipment configuration centers to 24 from 28 at September 30, 2004.

        Core growth has three points of focus: improvement of sales effectiveness in all market segments; gain of market share in underrepresented markets; and the targeting of product segments in which demand is growing the fastest. A top priority for us in fiscal 2005 is our implementation of the integrated selling model, which is designed to provide sales coverage on a lower-cost-to-serve basis through the use of professional phone based sales representatives working in concert with our field-based representatives. We believe this model will also improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. In the first quarter of fiscal 2005, the integrated selling model went live in 17 of our U.S. and Canadian marketplaces, bringing over 50% of our marketplaces onto this new model at the end of the first quarter of fiscal 2005. Also during the first quarter of fiscal 2005, we continued to strengthen our share of the market encompassing Fortune 500 and large global and private companies (through our "National Account Program"), as we added 13 new contracts and added sales resources to this focus area. To ensure that we capture the fastest growing product technologies, we continue to strengthen our color equipment portfolio with a diversified mixture of products. Color equipment revenues grew 17% in the first quarter of fiscal 2005 compared to the same period of fiscal 2004, fueling double-digit growth in Customer Service color copy volumes.

        We are expanding into adjacent markets such as Europe and new service opportunities within Enterprise Services that differentiate and build solidly on our core business, which involves equipment sales and the ongoing volume in services and supplies that those sales generate. In Europe, our City Strategy focuses on expansion to key cities throughout Europe. Under this strategy, we commenced operations in two additional cities, Milan and Barcelona, in the first quarter of fiscal 2005. Within Enterprise Services, Professional Services is a key growth opportunity for us, and we experienced an increase in revenues of 22% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Activity in this area during the first quarter of fiscal 2005 included training on our new, integrated solutions model and changes to coverage and incentive structures to ensure that we continue to support the increasing demand for this area of our business.

        For the first quarter of fiscal 2005, we had revenues of $1.1 billion, representing a 3.6% decline from the first quarter of fiscal 2004. This decline was due in large measure to the impact of lower North American equipment revenues; lower Managed Services revenues; and our transition out of the North American leasing operations in fiscal 2004 and the decrease in high-margin revenues previously recognized from that business. Diluted earnings per share for the first quarter of fiscal 2005 were $0.12. Refer to "Results of Operations" for further discussion of our quarterly financial statements.

OUTLOOK

         We expect our second quarter fiscal 2005 earnings to be $0.14 to $0.16 per diluted share, with full year earnings of $0.63 to $0.68 per diluted share. These full year earnings expectations are based on an expected decline of total revenues between 2% and 4% compared to fiscal 2004, including a decline in finance revenues as our retained U.S. lease portfolio continues to run-off through fiscal 2007, partially offset by fees received from our relationship with GE. We expect the leasing transaction to contribute to a headwind (the term "headwind" refers to the expected reduction in diluted earnings per share in fiscal years 2005, 2006, and 2007 compared to the immediately preceding fiscal year, resulting from a decline in finance revenues due to the run-off of the retained U.S. lease portfolio in those fiscal years) of approximately $0.15 per diluted share in both fiscal 2005 and fiscal 2006 and an additional headwind of approximately $0.05 per diluted share in fiscal 2007.

        Excluded from these expectations are any charges we may incur to improve our business, including possible charges from the off-site Managed Services business, as well as the expensing of stock options beginning in the fourth quarter of fiscal 2005.

RESULTS OF OPERATIONS

        This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2005 and 2004 refer to the three months ended December 31, 2004 and 2003, respectively.

Three Months Ended December 31, 2004
Compared to the Three Months Ended December 31, 2003

Revenues

	2005	2004	Change
Net sales	$461,897	$451,698	2.3%
Services	602,948	585,770	2.9
Finance income	30,806	99,011	(68.9)

	$1,095,651	$1,136,479	(3	.6)%

        The decrease in revenues of 3.6% compared to the first quarter of fiscal 2004, which includes a currency benefit of 1.5% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sale of our North American leasing business, lower equipment revenues in North America, and lower Managed Services revenues, partially offset by an increase in net sales and services as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider and revenues generated from our National Account Program.

        Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 1.8%. Equipment revenue, which comprises approximately 90% of our net sales mix, increased by approximately 3.5%, or $13,980, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees from, and sales of residual value to, GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $38,283 of equipment revenue during the first quarter of fiscal 2005. As a result, equipment revenue would have decreased by approximately 5.6% excluding the impact of the origination fees and sales of residual value. While European equipment sales were stronger compared to the first quarter of fiscal 2004, North American equipment sales declined due to competitive pressure, and lower sales productivity. North America was impacted by changes in sales coverage, selling processes and incentives, as we launched important long-term initiatives in Professional Services and the new integrated selling model. Revenues generated from the sale of color devices increased by 17% compared to the first quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 20% in the first quarter of fiscal 2004 to approximately 25% in the first quarter of fiscal 2005. Revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 18% compared to the first quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during the first quarter of fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 - 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 6% compared to the first quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part to the shift of sales focus to color devices and lower average selling prices for these products. As of December 31, 2004, sales of black and white office equipment represented 59% of equipment revenue, compared to 60% at December 31, 2003. Direct supply sales decreased by approximately 11%, or $3,588, compared to the first quarter of fiscal 2004, due to lower demand for fax and lower-end copier supplies.

        Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides on- and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers' document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and fees received from GE for providing preferred services for lease generation in the U.S. (the "Preferred Fees"). Services increased by 2.9% including a currency benefit of approximately $7,143. Excluding the impact of currency translation, services increased by approximately 1.7%. Managed Services revenues, which includes both on-site Managed Services and off-site digital print and legal document services, decreased by $11,317, or 5.9%, due mainly to the recognition of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited the first quarter of fiscal 2004 revenues by $10,119. Off-site Managed Services, a short-cycle and increasingly competitive transactional business, declined by approximately $17,430 compared to the first quarter of fiscal 2004 due to pricing pressure, lower copy volumes and the impact of the large commercial imaging contract discussed above. On-site Managed Services revenues grew from the prior year, due to an increase in new contracts and an improved retention rate. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) increased by $7,198, or 2.1%, compared to the first quarter of fiscal 2004, attributable mainly to an increase in copy volumes of approximately 4% which was fueled by growth in color and segment 5 and 6 copy volumes. Professional Services increased 22%, or by $3,943, compared to the first quarter of fiscal 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow. We believe that our new solutions portfolio, expanded sales coverage, and incentives built into our commission structure will continue to fuel growth into this important area during the remainder of fiscal 2005. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, including Preferred Fees of $12,677 during the first quarter of fiscal 2005 partially offset by the impact of lease-end activities of approximately $7,244. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Rental revenue decreased by $3,171, or 14.2%, compared to the first quarter of fiscal 2004, due primarily from the sale of $38,900 of rental assets to GE on March 31, 2004. We expect rental revenue to continue to decline through the second quarter of fiscal 2005 when compared to the same period of fiscal 2004.

        Finance income is generated by our leasing subsidiaries, as well as by certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was due primarily to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the first quarter of fiscal 2005. This decrease was partially offset by a currency benefit of 1.9%. Although we will continue to receive finance income under certain leases that will be financed directly by us, our total finance income will continue to decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2005	2004
Gross margin, net sales	28.4%	29.5%
Gross margin, services	40.0	39.9
Gross margin, finance income	74.4	64.7
Gross margin, total	36.1	37.9

        The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment, growth in lower-margin National Account Program revenues, and continued market competitiveness. In addition, the net impact of origination fees and sales of equipment residual values to GE negatively impacted the net sales gross margin by approximately 26 basis points. We expect the net impact of origination fees and sales of equipment residual values to GE to continue to negatively impact the net sales gross margin percentage during fiscal 2005 compared to fiscal 2004.

         The gross margin percentage on services remained flat compared to the first quarter of fiscal 2004. However, the services gross margin percentage during the first quarter of fiscal 2004 was negatively impacted by 70 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. Off-site Managed Services margins declined compared to the first quarter of fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. We will be taking aggressive actions to improve the variability of the cost structure of off-site Managed Services during the remainder of fiscal 2005. Professional Services margins declined as a result of our increase in staffing in advance of our expected increase in demand. These decreases were offset by an increase in Customer Services gross margin percentage of approximately 50 basis points and the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin percentage by approximately 41 basis points. We expect the services gross margin percentage to improve during the remainder of fiscal 2005 as we take actions to reduce the overhead of off-site Managed Services, continue to grow Professional Services revenues and complete Six Sigma projects which will benefit many services offerings.

        The gross margin percentage on finance income increased from 64.7% in the first quarter of fiscal 2004 to 74.4% in the first quarter of fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are leveraged with a lower amount of debt, European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Part of this lower leverage was due to the fact that $5,980 of interest expense recorded in "Interest expense, net" during fiscal 2005 related to debt that was reclassified from debt supporting finance contracts and unsold residual value ("Non-Corporate Debt") to corporate debt beginning on April 1, 2004. Prior to April 1, 2004, interest costs of the Non-Corporate Debt were recorded in finance interest expense. As a result, the gross margin on finance income was positively impacted by this change in classification. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio. By September 30, 2005, we believe that approximately 83% of the gross profit we estimated would be generated by the retained U.S. lease portfolio as of the consummation of the U.S. Transaction will have been earned.

Selling and Administrative Expenses

	2005	2004	Change
Selling and administrative expenses	$357,755	$376,468	(5.0)%
S&A as a % of revenue	32.7%	33.1%

         Selling and administrative expense, which was unfavorably impacted by $4,135 due to foreign currency translation compared to the prior year, decreased by $18,713, or 5.0%, during the first quarter fiscal 2005 compared to the first quarter of fiscal 2004, and decreased from 33.1% to 32.7% as a percentage of revenue.

        The net impact of the Transactions of $22,486 was a significant factor of the decrease in selling and administrative expense compared to fiscal 2004. Approximately $11,295 of this decrease was due to no lease default expense being required for either retained or sold IOS Capital LLC, our former leasing subsidiary in the U.S. ("IOSC"), lease receivables during the first quarter of fiscal 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense as a result of the Transactions was due to the transfer of over 300 employees to GE. In addition, during the first quarter of fiscal 2005 we received a refund from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. lease portfolio during fiscal 2004. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements.

         Other changes in selling and administrative expenses impacting the Company were:

-	A decrease in pension costs of $1,506 compared to the first quarter of fiscal 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will decrease compared to fiscal 2004; and

-	An increase in bad debt expense, lease default expense (excluding the impact of the Transactions), and concessions made to customers of $1,428. This increase was due mainly to the impact of further consolidation of our customer care centers which caused a temporary disruption in our collection efforts during the first quarter of fiscal 2005 and the second half of fiscal 2004.

        The positive impact of headcount reduction efforts made during fiscal 2004 as a result of our continued efforts to consolidate and centralize administrative functions was offset by higher employee salary levels in fiscal 2005.

         Compared to the fourth quarter of fiscal 2004, selling and administrative expense declined by $22,198 due to a decline in variable selling costs as a result of lower equipment sales in the first quarter of fiscal 2005, administrative headcount reductions during the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, as well as lower facilities expense, information technology spending and consulting compared to the fourth quarter of fiscal 2004.

         For the remainder of fiscal 2005, we will be taking aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of possible headcount reductions, real estate and discretionary expense reductions, and we will review the profitability of certain business lines to streamline our selling and administrative structure. In addition, we expect to continue to realize benefits of lower selling and administrative expense in the second quarter of fiscal 2005 as a result of the Transactions. These decreases will be partially offset by the impact of an increase in consulting and audit fees related to our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by September 30, 2005.

Other

	2005	2004	Change
Operating income	$37,451	$54,598	(31.4)%
Loss from early extinguishment of debt		73	(100.0)
Interest expense, net	12,803	10,085	27.0
Taxes on income	8,021	16,776	(52.2)
Net income	16,627	27,664	(39.9)
Diluted earnings per common share	0.12	0.18	(33.3)

        Operating income decreased in fiscal 2005 by 31.4% compared to fiscal 2004, as a result of the factors discussed above.

        During the first quarter of fiscal 2004, we recorded a loss from the early extinguishment of debt of $73, as a result of the repurchase of $2,000 of the 9.75% notes due 2004 (the "2004 Notes").

        The increase in interest expense, net was primarily due to our assumption of IOSC's public debt (the 2004 Notes, 5% convertible notes due May 2007 (the "Convertible Notes"), and the 7.25% notes payable due 2008 (the "2008 Notes"); collectively, the "Additional Corporate Debt") as part of the U.S. Transaction. Interest on this debt, which was reported in "Finance interest expense" prior to April 1, 2004, is now reported as "Interest expense, net." This change resulted in approximately $5,980 of additional interest expense being recorded in "Interest expense, net" compared to fiscal 2004. We expect to continue to experience a modest increase in "Interest expense, net," as the Additional Corporate Debt will be included on this income statement line for the entire 2005 fiscal year, partially offset by the benefit of lower average outstanding balances of other debt during fiscal 2005.

         The effective income tax rate was 32.50% and 37.75% for the first quarter of fiscal 2005 and 2004, respectively. This decrease is primarily due to the deferral of depreciation expense for tax purposes in Ireland as a result of tax planning strategies. In particular, we have previously expensed depreciable asset purchases in accordance with Irish tax law provisions. We are currently taxed at 10% of income; however, effective January 1, 2006, we will be taxed at 12.5% of income. During the first quarter of fiscal 2005, we determined that we would not deduct depreciable asset purchases in fiscal 2004 and fiscal 2005. As a result, we will receive a tax benefit of 12.5% rather than 10% from the depreciation of these assets. The first quarter of fiscal 2005 results reflect the benefit of the change in tax planning with respect to depreciable assets in fiscal 2004 of $1,345. The fiscal 2005 expected benefit of $822 has been considered in the determination of the expected effective tax rate for fiscal 2005. The effective income tax rate for the remaining quarters of fiscal 2005 is expected to be 38.0%, resulting in a full year effective tax rate of 37.1%.

        Diluted earnings per common share were $0.12 for the first quarter of fiscal 2005, compared to $0.18 for the first quarter of fiscal 2004. The decline in diluted earnings per share is mainly attributable to the negative impact of the Transactions, lower profit generated by legal document services and the impact of lower equipment sales partially offset by the impact of a non-recurring tax adjustment, the effect of lower outstanding shares and other operational changes compared to the first quarter of fiscal 2004.

Review of Business Segments

        Our reportable business segments are IKON North America ("INA") and IKON Europe ("IE"). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	2005	2004	Change
Net sales	$385,484	$384,751	0.2%
Services	541,817	531,305	2.0
Finance income	24,051	92,919	(74.1)
Finance interest expense	6,158	33,290	(81.5)
Operating income	106,512	123,720	(13.9)

        Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

        Net sales increased by 0.2% due to an increase in equipment sales of 1.2% due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed to $38,283 of equipment revenue during fiscal 2005. As a result, equipment revenue would have decreased approximately 9.8% excluding the impact of the origination fees and sales of residual value. This decline was due to competitive pressure and lower sales productivity as a result of several long-term strategic priorities launched during the first quarter of fiscal 2005. Revenues generated from the sale of color devices increased compared to the first quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. These increases were offset by a large decrease in the sale of segment 5 and 6 black and white production equipment compared to the first quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during the first quarter of fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 - 4 black and white office equipment declined compared to the first quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part, to the shift of sales focus to color devices and lower average selling prices for these products. Direct supply sales decreased by approximately 12.0% compared to the first quarter of fiscal 2004, due to lower demand for fax and lower-end equipment supplies.

        Services increased by 2.0% due primarily to the fees received as a result of the GE relationship. Professional Services grew by $2,544, or 22%, compared to the first quarter of fiscal 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow. Also contributing to the increase in Services was an increase in Customer Services of $2,399, or 0.8%, attributable mainly to an increase in copy volumes, which was fueled by growth in color and segment 5 and 6 copy volumes. These increases were partially offset by decreases in Managed Services of $11,815, or 6.6%, due mainly to the recognition of a large commercial imaging contract during the first quarter of fiscal 2004, which benefited the first quarter of fiscal 2004 revenue by $10,119. On-site Managed Services grew from the prior year, due to an increase in new contracts and an improved retention rate. Off-site Managed Services, declined by approximately $17,430 due to pricing pressure, lower copy volumes and the impact of the large commercial imaging contract discussed above. Rental revenue decreased by $3,142, or 15.1%, due primarily to the sale of $38,900 of rental assets to GE on March 31, 2004.

        Finance income and finance interest expense decreased as a result of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the first quarter of fiscal 2005.

        Operating income decreased primarily due to a decline in finance income, lower equipment revenues and a decline in off-site Managed Services revenues compared to the first quarter of fiscal 2004, partially offset by the impact of the reclassification of the Additional Corporate Debt of $5,980.

IKON Europe

	2005	2004	Change
Net sales	$76,413	$66,947	14.1%
Services	61,131	54,465	12.2
Finance income	6,755	6,092	10.9
Finance interest expense	1,730	1,648	5.0
Operating income	6,915	5,092	35.8

        Net sales includes a currency benefit of approximately $6,663. Excluding the impact of currency translation, net sales increased by 4.2% primarily driven by an increase in equipment sales of 17.7%, compared to fiscal 2004, due to several large contracts during the first quarter of fiscal 2005 as a result of our ongoing emphasis on national and global accounts. The increases in equipment sales were partially offset by decreases in direct supplies sales and technology hardware revenues of 1.1% and 4.7%, respectively. Services increased as a result of currency benefits of approximately $5,169. Excluding the impact of currency translation, services increased by 2.7% due to an increase in customer services revenues of 14.1% as a result of an increase in copy volumes across Europe. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $574. Operating income in fiscal 2005 increased due to the operational performance discussed above and the favorable impact of currency.

Corporate and Eliminations

        Corporate and Eliminations, which is not treated as a business segment, is comprised of certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, were $75,976 and $74,214 in the first quarter of fiscal 2005 and the first quarter of fiscal 2004, respectively.

Financial Condition and Liquidity

Cash Flows and Liquidity

        The following summarizes cash flows for the three months ended December 31, 2004 as reported in our consolidated statements of cash flows:

2005
Cash used in operating activities	$(92,133)
Cash provided by investing activities	88,485
Cash used in financing activities	(183,877)
Effect of exchange rates	6,815

Decrease in cash	(180,710)
Cash and cash equivalents at beginning of the year	472,951

Cash and cash equivalents at end of period	$292,241

Operating Cash Flows

        We used $92,133 of cash for operating activities during the first quarter of fiscal 2005. Our most significant use of cash was due to the decrease in accounts payable, deferred revenue, and accrued expenses of $56,037 from September 30, 2004, due mainly to a decrease in accounts payable of $41,270 as a result of less favorable terms with some of our vendors compared to September 30, 2004, partially offset by the impact on accounts payable for late fourth quarter inventory purchases as discussed below. Accrued salaries, wages and commissions decreased as a result of the timing of the payroll cycle and the payment of fiscal 2004 performance compensation during the first quarter of fiscal 2005. In addition, interest payable decreased by $13,523 as a result of a semi-annual interest payment that was made during fiscal 2005. We used $52,925 of cash to replenish inventories that were depleted due to our sales initiatives late in the fourth quarter of fiscal 2004, including a large purchase of inventory made late in the first quarter of fiscal 2005. As a result, our inventory turns decreased to 9.2 from 9.6 turns at September 30, 2004. An increase in accounts receivable negatively impacted cash flow from operations by $13,641 as a result of higher days sales outstanding compared to September 30, 2004. Partially offsetting these uses of cash was a decrease in prepaid expenses and other current assets of $8,711 due mainly to receipt of a tax refund during the first quarter of fiscal 2005. Net income was $16,627 during the first quarter of fiscal 2005 and non-cash operating expenses were $3,640, which includes depreciation, amortization, provision for losses on accounts and lease receivables, deferred income taxes, pension expense, and non-cash interest expense on debt supporting unsold residual value.

Investing Cash Flows

        During the first quarter of fiscal 2005, we generated $88,485 of cash from investing activities, mainly attributable to the sale and collection of $61,428 and $136,106, respectively, of our finance receivables partially offset by $88,159 of finance receivable additions during the first quarter of fiscal 2005. As a result of the Transactions, collections received from our U.S. retained lease portfolio will continue to significantly outpace finance receivable additions. During the first quarter of fiscal 2005, we had capital expenditures for property and equipment of $4,848 and capital expenditures for equipment on operating leases of $13,856. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of property and equipment during fiscal 2005 were $643. Proceeds from the sale of equipment on operating leases during fiscal 2005 were $975.

Financing Cash Flows

         During the first quarter of fiscal 2005, we used $183,877 of cash for financing activities. As discussed in further detail below under "Debt Structure" on page 24 during fiscal 2005 we used $163,473 for debt payments. These payments include the maturity of $56,659 of the 6.75% notes due 2004 (the "November 2004 Notes") that were paid in November 2004 and $103,905 of lease related debt. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the "2004 Plan"), superceding the fiscal 2000 share repurchase authorization. During the first quarter of fiscal 2005, we repurchased 1.9 million shares of our outstanding common stock for $21,916 (including payment of related fees), leaving $150,629 remaining for share repurchases under the 2004 Plan. During the remainder of fiscal 2005, we plan to continue share repurchases.

        During the first quarter of fiscal 2005, we paid $5,667 of dividends, representing $0.04 per common share to shareholders of record.

Debt Structure

         Long-term corporate debt and notes payable consisted of:

	December 31, 2004	September 30, 2004
Bond issues	$354,784	$411,423
Convertible subordinated notes	290,000	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	8,546	8,622

	748,165	804,880
Less: current maturities	6,129	63,023

	$742,036	$741,857

        Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	December 31, 2004	September 30, 2004
Lease-backed notes	$585,462	$683,086
Asset securitization conduit financing	135,783	129,668
Notes payable to banks	6,508	3,868
Debt supporting unsold residual value	59,511	46,187

	787,264	862,809
Less: current maturities	402,834	439,941

	$384,430	$422,868

        Our November 2004 Notes were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

        During the first quarter of fiscal 2005, we repaid $97,624 of lease-backed notes.

Asset Securitization Conduit Financing Agreements

        As of December 31, 2004, IKON Capital, PLC, our leasing subsidiary in the United Kingdom, had approximately $29,175 available under its asset securitization conduit financing agreement (the “Conduit”). During the first quarter of fiscal 2005, IKON Capital, PLC repaid $3,453 in connection with the Conduit. No additional borrowings were made in connection with the Conduit during the first quarter of fiscal 2005.

Debt Supporting Unsold Residual Value

        Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance failures have amounted to approximately $500 on a cumulative basis. The net book value of the combined lease portfolio as of December 31, 2004 was approximately $3,100,000.

        In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

        As of December 31, 2004, we had $59,511 of debt related to $58,370 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During the first quarter of fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $500 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of December 31, 2004, this differential was $1,141.

Credit Facility

        We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,579 at December 31, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

        The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type.

Letters of Credit

        We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of December 31, 2004, we had $179,164 available under lines of credit, including the $165,579 available under the Credit Facility and had open standby letters of credit totaling $34,421. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

Credit Ratings

        As of December 31, 2004, the credit ratings on our senior unsecured debt were designated Ba2 with stable outlook by Moody’s Investor Services and BB with stable outlook by Standard and Poor’s.

Liquidity Outlook

        The following summarizes our significant contractual obligations and commitments as of December 31, 2004:

		Payments due
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Corporate debt	$1,340,255	$51,402	$380,717	$149,443	$758,693
Non-Corporate Debt	754,706	421,258	333,448
Notes payable	987	91	896
Purchase commitments	732	732
Other long-term liabilities	201,140	7,680	57,374	50,758	85,328
Operating leases	379,014	110,007	143,366	64,049	61,592

Total	$2,676,834	$591,170	$915,801	$264,250	$905,613

        Non-Corporate Debt excludes the maturity of debt supporting unsold residual value of $59,511. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to approximately $500 on a cumulative basis. The net book value of the combined lease portfolio as of December 31, 2004 was approximately $3,100,000. Maturities of debt include estimated interest payments. Maturities of lease-backed notes are based on the contractual maturities of leases. Payments on Non-Corporate Debt are generally made from collections of our finance receivables. At December 31, 2004, Non-Corporate Debt (excluding debt supporting unsold residual value) was $727,753 and finance receivables, net of allowances, were $1,117,001.

         Other long-term liabilities exclude $8,634 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in "Thereafter" ($48,121), as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

        Purchase commitments represent future cash payments related to an agreement with an outside consultant to be rendered prior to March 31, 2005.

        From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. Additionally, from time-to-time we may repurchase available outstanding indebtedness in open market and private transactions. During the first quarter of fiscal 2005, we repurchased 1,957 shares of our outstanding common stock for $21,797, leaving $150,629 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized.

        For fiscal 2005, we expect to generate (use) $25,000 to $(25,000) in cash from operations. These expected results are primarily due to the payment of tax obligations related to the retained U.S. leasing portfolio in which we will continue to pay over the next several years as the underlying leases run-off. We expect to make tax payments of approximately $150,000 to $170,000 during fiscal 2005. We expect net lease receivable collections, reported under "Cash from Investing Activities," to more than offset the future tax liabilities related to leases during the transition period, as well as the obligations for the underlying debt supporting the lease receivables. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $90,000 for fiscal 2005.

         We believe that our operating cash flow together with our current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2005, including capital expenditures, and payment of dividends.

PENDING ACCOUNTING CHANGES

         In October 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $130,000. The related potential range of income tax is between $0 and $7,000.

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of theses awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, we are in the process of selecting one of three transition methods available to us under SFAS 123R. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented in note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

        Also in December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, "Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.        Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Debt supporting finance contracts is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission (the "SEC").

        Foreign Exchange Risk.        We have various non-U.S. operating locations which expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 4.        Controls and Procedures

        We, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms.

        During the quarter ended December 31, 2004, GE acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon our request, GE's external auditors to perform certain audit procedures and issue annual and quarterly reports to us relating to GE's servicing of such portfolios ("Servicing Controls"), including a Type II Statement on Auditing Standards ("SAS") 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform us of any identified weakness relating to the Servicing Controls and to provide us with an opportunity to review and understand such findings in advance of our fiscal year reporting requirements. We believe that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

        In response to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we have invested significant resources to document and assess our systems of internal controls. We have identified certain areas in our internal controls requiring improvement and are designing enhanced procedures and controls to address these areas.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2004 - October 31, 2004	244,500	$11.32	244,500	$169,658,060
November 1, 2004 - November 30, 2004	704,000	10.99	704,000	161,920,865
December 1, 2004 - December 31, 2004	1,008,500	11.20	1,008,500	150,629,112

	1,957,000	$11.14	1,957,000	$150,629,112

(1)	As of December 31, 2004, we repurchased a total of 8,697,500 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(2)	Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, our Board of Directors may discontinue the Program at any time. As of December 31, 2004, we had utilized $99,370,888 under the Program (see page 25 for information concerning our share repurchase activity and how it relates to our Credit Facility).

Item 6.        Exhibits

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the chief accounting officer of the Registrant

                 IKON OFFICE SOLUTIONS, INC.

Date:	February 8, 2005
By:	/s/ ROBERT F. WOODS (Robert F. Woods) Senior Vice President and Chief Financial Officer (Principal Financial Officer)