Form 10-K/A
period 2004-09-30
IKON OFFICE SOLUTIONS INC
filed 2005-07-08
CIK 3370

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders

EXPLANATORY NOTE

This Amendment to the Registrant’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2004 (the “Amendment”) is being filed (i) to restate certain amounts to correct our financial statements as explained further below (see also “Item 8. Financial Statements and Supplementary Data—Note 2. Restatement of Previously Issued Financial Statements,” for discussion of significant changes), (ii) to revise disclosures of the Company’s Consolidated Financial Statements for the three year period ending September 30, 2004, (iii) to amend “Item 9A. Controls and Procedures,” to disclose certain matters identified in connection with the Company’s evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the U.S. Securities and Exchange Commission (“SEC”) Rules 13a-15 and 15d-15 under the Exchange Act and (iv) to amend Item 1 in Part I, Items 6, 7 and 8 in Part II, Item 15 in Part IV and the “Forward-Looking Information” section. The Company has also made conforming updates to the index and signature page. Items not being amended and restated are presented for the convenience of the reader only. This Amendment continues to describe conditions as of the date of the original filing of the Annual Report on Form 10-K for the fiscal year ending September 30, 2004 and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating specifically to the restatement, and items relating specifically to disclosure controls and procedures. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the original Annual Report on Form 10-K for the year ending September 30, 2004. Information in such reports and documents updates and supercedes certain information contained in this Amendment.

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of the Company’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Company identified deficiencies in the processes and timeliness by which it issues and adjusts certain invoices. The identified deficiencies result principally from the centralization of billing centers and the migration to a new billing platform and relate to certain of the Company’s U.S. trade accounts receivable, and do not affect receivables arising under the Company’s Mexican operations, receivables owing from General Electric Capital Corporation (“GE”) under the Company’s leasing relationship with GE, or receivables arising under the Company’s Legal Document Service and Business Document Service businesses. In connection with these developments, the Company’s management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. On April 28, 2005, the Company reported on Form 8-K that it would restate its previously issued financial statements included in the Company’s Form 10-K for fiscal 2004 and Form 10-Q for the three months ending December 31, 2004, due to the impact of the identified deficiencies. Accordingly, in this Amendment the Company is restating its consolidated balance sheets at September 30, 2004 and 2003, and consolidated statements of income, cash flows, and changes in shareholders’ equity for the fiscal years ending September 30, 2004, 2003, and 2002 (the “Restatement”) for the impact of billing errors and other identified adjustments as a result of the Review. As a result of the Review the Company has restated:

•	revenues, accounts receivable and deferred revenues for all periods presented to reflect the impact of billing errors;

•	the allowance for doubtful accounts and bad debt expense for all periods presented to reflect only the impact on accounts receivable of credit losses due to the inability of customers to pay;

•	revenues and selling and administrative expense for all periods presented for the reclassification of billing error corrections which were incorrectly recorded as selling and administrative expense rather than as a reduction of revenue;

•	income and deferred income taxes for all periods presented for the tax impact of the above items;

•	the Company’s balance sheets for all periods presented to reclassify certain accounts receivable which were previously recorded as a reduction of deferred revenues; and

•	the Company’s balance sheet at September 30, 2004 to record accounts receivable from the Company’s customers and a corresponding liability to GE for invoices billed and collected by GE on the Company’s behalf and advanced by GE to the Company prior to payment by the Company’s customers.

These adjustments resulted in a (decrease) increase in previously reported net income and earnings per share for the fiscal years ending September 30, 2004, 2003, and 2002 of $(7.9) million, or $(0.05) per diluted share, $7.1 million, or $0.04 per diluted share, and $(2.3) million, or $(0.01) per diluted share, respectively.

The Restatement affected periods prior to fiscal 2002 and the impact of the Restatement on such prior periods of $(34,834) was reflected as an adjustment to retained earnings as of October 1, 2001. For more information on the impact of the Restatement on fiscal years 2000 and 2001, see “Item 6. Selected Financial Data.” In addition, the Restatement impacts all quarters of fiscal 2004 and 2003. The restated amounts for these quarters are presented in “Item 8. Financial Statements and Supplementary Data—Note 21. Quarterly Financial Summary (unaudited).”

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the Restatement that ended prior to September 30, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon.

The following table sets forth the increase (decrease) to certain income statement line items in various periods impacted by the Restatement (amounts in thousands, except per share data).

Period	Revenue	Selling and Administrative Expense	Operating Income	Net Income	Diluted Earnings per Share
1st Quarter Fiscal 2005	$1,320	$(6,305)	$7,625	$4,613	$0.02

Fiscal 2004	(36,269)	(23,277)	(12,992)	(7,860)	(0.05)
Fiscal 2003	2,248	(9,470)	11,718	7,090	0.04
Fiscal 2002	(5,016)	(1,233)	(3,783)	(2,288)	(0.01)
Fiscal 2001	1,360	1,227	133	80	—
Fiscal 2000	(11,922)	(9,302)	(2,620)	(1,585)	(0.01)
Prior to Fiscal 2000	(76,746)	(21,892)	(54,854)	(33,328)	N/A

Cumulative Impact	$(125,025)	$(70,252)	$(54,773)	$(33,278)	N/A

The following table sets forth the increase (decrease) to certain balance sheet line items in various periods impacted by the Restatement (amounts in thousands).

Period	Accounts Receivable	Deferred Tax Asset	Deferred Revenues	Accounts Payable	Retained Earnings
December 31, 2004	$(31,956)	$21,495	$(2,300)	$25,118	$(33,279)
September 30, 2004	(44,001)	24,507	(3,169)	21,567	(37,892)
September 30, 2003	(58,275)	19,375	(8,868)	—	(30,032)
September 30, 2002	(84,483)	24,003	(23,358)	—	(37,122)
September 30, 2001	(58,696)	22,509	(1,353)	—	(34,834)
September 30, 2000	(60,047)	22,561	(2,572)	—	(34,914)
October 1, 1999	(59,050)	21,526	(4,196)	—	(33,328)

The majority of the changes reflected in this Amendment are set forth on pages 1, 4, 17, 18, 24, 28, 41-45, 50-59, 83-87, and 90, however, readers are strongly encouraged to read this Amendment in its entirety.

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K/A, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following (and certain matters discussed in greater detail herein): the expected impact and use of proceeds from our transactions with General Electric Capital Corporation (“GE”) and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada, including without limitation, the servicing functions, facilities, systems, and processes; earnings, revenue, cash flow, margin, and cost-savings projections; core business growth opportunities and increasing market share; infrastructure and operational efficiency initiatives; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of the e-IKON initiative; anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; our ability to remediate control deficiencies identified in our billing and trade accounts receivable processes; our ability to have effective internal controls over financial reporting at September 30, 2005; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail in this Form 10-K/A): our ability to successfully integrate our equipment distribution business with a third-party vendor finance program, which involves the integration and transition of complex systems and processes; operating in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry and to us; delays, difficulties, management transitions, and employment issues associated with consolidations and/or changes in business operations, including e-IKON; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal, and political issues associated with international operations; our ability to access capital and meet our debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Billing and Trade Accounts Receivable. Our ability to timely issue accurate invoices is critical to ensuring accurate recording of our revenue and trade accounts receivable. We identified deficiencies in the processes and timeliness by which we issue certain invoices (see “Item 8. Financial Statements and Supplementary Data – Note 2. Restatement of Previously Issued Financial Statements”) and have implemented processes designed to fairly present our financial statements. Our inability to continue to remediate these deficiencies could result in a material adverse impact on our financial position and results of operations.

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

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945,000 of the $150,000,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2 to the Consolidated Financial Statements).

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

Internal Controls.    Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal controls over financial reporting, including management’s assessment of the effectiveness of such control. Internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal controls over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

In fiscal 2004, we generated $4.61 billion in revenues and net income of $83.7 million, or $0.55 per diluted common share (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Revenue and profit information about our operating segments in accordance with SFAS 131 is presented on pages 74 through 76 of this report. Additional financial data and commentary on financial results for operating segments are provided on pages 27, 28, 31, 32, and 33 of this report and in Note 16 to the consolidated financial statements appearing under Item 8 of this report.

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

Sales and Service Organizations

Our sales and service organizations are aligned geographically, with support functions centralized at the headquarters or operations level. Our sales coverage model is intended to align our sales professionals with customer opportunities for both equipment and all Enterprise Services offerings. Our primary sales model uses a tiered approach for deploying sales teams and assigns coverage for each geographic territory and for specific major and national accounts. Beginning in 2005, this model will be supplemented by our Integrated Selling Model for a team approach to selling to improve productivity and coverage. Our sales professionals are supported by specialists in color, high volume, outsourcing, and technology applications. The coverage plan works together with our sales compensation plan, which provides incentives to help ensure that efforts in the field are fully coordinated with our overall goals. Sales personnel turnover is common in the industry and we continue to make considerable efforts to attract and retain qualified sales personnel.

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

During fiscal 2004, we continued to strengthen our product mix by moving toward higher-end black and white and color solutions. In addition to offering equipment such as the Canon imageRUNNER 105, 110, 150, 7200, and 8500 and the CLC3900+ and CLC5000+ and the Ricoh 1075, 2090, and 2105, we have added the Canon CLC 4000 and CLC 5100 color printing solutions, the C3100 and C6800 Series color, and the Ricoh 2232c and 2238c black and white to color digital imaging systems, in order to solidify our competitive presence in this market. During fiscal 2004, we launched the high-speed digital color-printing and copier systems, the

IKON CPP™ 8050 and the IKON CPP™ 8050e. These new product offerings utilize certain new technology of Konica Minolta to provide customers with high-quality and high-performance output. Placements of this equipment are also a key building block to developing growth opportunities in our various service offerings.

Also in May 2004, we streamlined our service offerings into one function called Enterprise Services in order to better expand our customizable products and services portfolio for every phase of the document lifecycle and enhance the ability of our customers, of all sizes and across all industries, to achieve greater cost savings, increased efficiency, and integrated document management capabilities. Additionally, Enterprise Services will continue to employ certain IKON-exclusive offerings, including IKON PowerPress™, a front-end system designed to streamline document workflows; IKON PowerPort™; and IKON DocSend™, a document capture-and-delivery system that converts hard copies to digital files for easy delivery or storage.

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

While we sell equipment to GE and GE Canada, as the case may be, in connection with the leasing transactions contemplated by the U.S. Program Agreement and Canadian Rider, respectively, neither GE nor GE Canada is the intended end user of the equipment. In these transactions, GE or GE Canada is the equipment lessor to the end user. Accordingly, we do not consider GE or GE Canada to be a “customer,” despite the fact that we recognize revenue from these equipment sales to GE and GE Canada. Since April 1, 2004, approximately 43% of our revenues were attributed to equipment sales to GE and GE Canada, collectively, in North America.

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

Foreign Operations

We have operations in Canada, Mexico, and Western Europe. Approximately 17% of our revenues are derived from our international operations, and approximately 75% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro vis-à-vis the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies. Information concerning our revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2004 is set forth in Note 16 to the consolidated financial statements (included on pages 74 through 76 of this report). Revenues from exports during the last three fiscal years were not significant.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The New York Stock Exchange is the principal stock exchange on which our common stock is traded (ticker symbol IKN). As of December 7, 2004, there were approximately 10,345 holders of record of our common stock. The information regarding the quarterly market price ranges of our common stock and dividend payments under “Quarterly Financial Summary” on pages 83 and 84 of this report is incorporated herein by reference.

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

This equity compensation plan table and related footnotes included under Item 12—“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 88 of this report is incorporated herein by reference.

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Be Purchased Under the Program(2)
July 1, 2004 - July 31, 2004	156,400	$11.46	156,400	$222,799,299
August 1, 2004 - August 31, 2004	2,151,600	11.58	2,151,600	197,883,111
September 1, 2004 - September 30, 2004	2,160,700	11.78	2,160,700	172,426,100

	4,468,700		4,468,700	$172,426,100

(1)	We repurchased a total of 6,740,500 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2004.
(2)	Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, the Program may be discontinued by our Board of Directors at any time. As of September 30, 2004, we had utilized $77,573,900 under the Program (see page 37 for information concerning our share repurchase activity and how it relates to our Credit Facility).

Item 6.    Selected Financial Data

The Five-Year Financial Summary set forth in this Item 6 has been revised to reflect the Restatement. For a discussion of the Restatement, see “Item 8. Financial Statements and Supplementary Data —Note 2. Restatement of Previously Issued Financial Statements.”

	Restated 2004(b)	Restated 2003(c)	Restated 2002(d)	Restated 2001(e)	Restated 2000(f)

	(in millions, except per share data, ratios and employees)
Continuing Operations
Revenue	$4,613.6	$4,713.2	$4,924.5	$5,360.3	$5,435.0
Gross profit	1,696.7	1,791.7	1,873.3	2,015.6	2,009.1
Selling and administrative	1,490.4	1,525.4	1,594.0	1,814.7	1,776.4
Operating income	195.0	266.3	289.8	137.3	145.3
Income before taxes	111.0	198.1	235.4	67.9	79.2
Net income	83.7	123.1	148.0	14.1	26.1
Earnings per common share
Basic	0.57	0.85	1.03	0.11	0.18
Diluted	0.55	0.79	0.98	0.10	0.18
Capital expenditures	92.9	125.6	178.8	144.7	159.0
Depreciation and amortization	92.4	112.5	131	178.6	195.1
Discontinued Operations
Income				$1.2	$1.4
Earnings per common share
Basic				0.01	0.01
Diluted				0.01	0.01
Total Operations
Net income	$83.7	$123.1	$148.0	$15.3	$27.5
Earnings per common share
Basic	0.57	0.85	1.03	0.12	0.19
Diluted	0.55	0.79	0.98	0.11	0.19
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	11.87	10.97	10.40	9.60	9.78
Return on shareholders’ equity %	5.0	7.7	9.9	1.1	2.0
Weighted average common shares (basic)	146.6	145.2	143.2	141.9	148.2
Weighted average common shares (diluted)	169.3	167.8	155.1	144.4	148.3
Supplementary Information
Current ratio	1.6	1.2	1.2	1.1	1.1
Working capital	$789.9	$395.1	$431.3	$214.7	$169.1
Total assets	4,518.4	6,600.6	6,397.3	6,254.8	6,325.1
Total debt	1,667.7	3,438.3	3,420.9	3,396.7	3,470.1
% of capitalization	49.7	68.2	69.6	71.4	71.2
Total debt, excluding debt supporting finance contracts(a)	$804.9	$429.5	$613.0	$800.9	$825.7
% of capitalization(a)	32.3	21.1	29.0	37.1	37.0
Employees	29,400	30,250	33,200	37,600	39,600

Notes:

(a)	Debt supporting finance contracts refers to the line items on the balance sheet, “current portion of debt supporting finance contracts and unsold residual value” and “long-term debt supporting finance contracts and unsold residual value.” This debt is excluded from this calculation because lease receivables represent the primary source of repayment of debt supporting finance contracts.

Selected	Financial Data:
(b)	Fiscal year results include $35.6 of losses from the early extinguishment of debt, a net loss of $11.4 on the divestiture of our North American leasing businesses (the “Loss on Sale”), tax reserve adjustments of $11.8 related to a tax gain on the sale of our U.S. leasing operations, and benefits mainly from the settlement of a U.S. federal audit (the “Tax Adjustments”). The losses from the early extinguishment of debt and Loss on Sale resulted in a decrease in operating income of $47.0 and the losses from the early extinguishment of debt, the Loss on Sale and the Tax Adjustments resulted in a decrease in net income of $17.5.
(c)	Fiscal year results include losses from early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.
(d)	Fiscal year results include gains from the reversal of certain prior year restructuring charges, resulting in an increase in operating income of $10.5 and net income of $6.8.
(e)	Fiscal year results include $63.6 of restructuring and asset impairment charges (the “2001 Restructuring Charge”), reserve adjustments of $5.3 related primarily to the exit from our telephony operations (the “Exit Costs”), and a tax reserve increase of $10.0 related to our use of corporate owned life insurance programs (the “Tax Increase”). The 2001 Restructuring Charge and the Exit Costs resulted in a decrease in operating income of $68.9, and the 2001 Restructuring Charge, the Exit Costs, the Tax Increase, and $1.2 of income from discontinued operations resulted in a decrease in net income of $61.3.
(f)	Fiscal year results include $105.2 of net restructuring and asset impairment charges (the “2000 Restructuring Charge”), a gain of $17.0 from the receipt of insurance proceeds related to shareholder litigation (the “Insurance Proceeds”), a gain on sale of investment of $3.7 and a gain from the early extinguishment of debt of $3.0 (collectively, the “Gain”). The 2000 Restructuring Charge and the Insurance Proceeds resulted in a decrease in operating income of $88.2, and the 2000 Restructuring Charge, the Insurance Proceeds, the Gain and income from discontinued operations of $1.4 resulted in a decrease in net income of $64.0.

The Restatement adjustments affecting fiscal 2001 and 2000 relate to the errors (the “Errors”) described in “Item 8. Financial Statements and Supplementary Data.” Certain of the Errors relate to fiscal years prior to fiscal 2002 and have been reflected accordingly in the table below.

	2001		2000
	As Previously Reported	As Restated	As Previously Reported	As Restated

Continuing Operations
Revenue	$5,359.0	$5,360.3	$5,485.9	$5,435.0
Gross profit	2,014.2	2,015.6	2,019.9	2,009.1
Selling and administrative	1,813.5	1,814.7	1,783.9	1,776.4
Operating income	137.2	137.3	147.9	145.3
Income before taxes	67.8	67.9	84.8	79.2
Net income	14.0	14.1	27.7	26.1
Earning per common share
Basic	0.10	0.11	0.19	0.18
Diluted	0.10	0.10	0.19	0.18
Total Operations
Net income	$15.2	$15.3	$29.1	$27.5
Earnings per common share
Basic	0.11	0.12	0.20	0.19
Diluted	0.11	0.11	0.20	0.19
Per common share book value	9.84	9.60	10.02	9.78
Return on shareholders’ equity %	1.1	1.1	2.0	2.0
Supplementary Information
Current ratio	1.1	1.1	1.1	1.1
Working capital	$249.5	$214.7	$204.0	$169.1
Total assets	6,291.0	6,254.8	6,362.6	6,325.1
Total debt	3,396.7	3,396.7	3,470.1	3,470.1
% of capitalization	70.9	71.4	70.7	71.2
Total debt, excluding debt supporting finance contracts (a)	$800.9	$800.9	$825.7	$825.7
% of capitalization	36.5	37.1	36.4	37.0

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in “Item 8. Financial Statements and Supplementary Data —Note 2. Restatement of Previously Issued Financial Statements.” This information should be read in conjunction with the information contained in the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

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

In order to strengthen our growth initiatives and expand our market reach, our long-term strategy involves enhancing our supplier relationships, expanding our sales channels, and improving our overall business mix. Recognizing our role as a major sales and service channel for our suppliers, we have enhanced those relationships to target new customer and geographic opportunities, launch new products, develop IKON-exclusive offerings, and ensure effective execution in the field. Our National Account Program and Metro Market initiative are two of our most important channel expansion strategies. Our National Account Program targets multi-million dollar long-term contracts primarily with Fortune 500 and large global and private companies. Our revenues from our National Account Program grew by over 87% compared to fiscal 2003, as we continued to add to our portfolio of customers. The Metro Market initiative is designed to expand our presence in major cities in North America that represent significant market share growth opportunities and we continued to increase our share in those markets in fiscal 2004. In improving our overall business mix, we focused on higher growth technologies such as color and high-end black and white production, which are two important drivers to fuel aftermarket supplies and service revenues. In color, we experienced a 40% increase from fiscal 2003 as higher quality and more affordably priced products introduced by both Canon and Ricoh throughout fiscal 2004 continued to drive the acceptance of color into the workplace. Our strong product mix from industry leaders including Canon, Ricoh, and Konica Minolta, with whom we co-branded the IKON CPP™ 8050 and IKON CPP™ 8050e, continues to drive placements in both color and high-end black and white equipment. In services, we recently aligned our Customer Services, Managed Services, and Professional Services businesses to form Enterprise Services. Enterprise Services allows us to better integrate our document management solutions and services to improve our customers’ productivity and allows us to participate in a larger, faster growing, market segment.

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

With the proceeds from the Transactions, we repaid a significant amount of debt, including $860 million of asset securitization conduit financing agreement debt, $250 million of our 7.25% notes due 2008 (the “2008 Notes”), and various other debt repayments totaling approximately $103 million. As a result of these and other actions taken to improve our liquidity, our total debt to capital ratio declined to 49.7% from 68.2% compared to fiscal 2003. We paid income taxes directly related to the Transactions and subsequent run-off of the U.S. retained lease portfolio of $297 million and made a special pension contribution of approximately $75 million. We also repurchased approximately $78 million of our common stock under our 2004 $250 million Board authorization. We expect to continue share repurchases, make further debt reductions and growth initiative investments.

For fiscal 2004, we had revenues of $4.61 billion, representing a 2.1% decline from fiscal 2003. This decline was due in large measure to the initial impact of our transition out of the North American leasing operations and the decrease in high-margin revenues from that business. Diluted earnings per share were $0.55. Refer to “Restated Results of Operations” for further discussion of our annual financial statements.

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

CRITICAL ACCOUNTING POLICIES

We have identified below the accounting policies critical to our business and results of operations. We determined the critical accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. We discuss these accounting policies at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements contained in this Annual Report on Form 10-K/A. We believe our most critical accounting policies include the following:

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

Supporting our objective to provide complete solutions to our customers, we generally bundle a Customer Services agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

RESTATED RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2004, 2003, and 2002, refer to the fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Fiscal 2004 Compared to Fiscal 2003

Revenues

	Restated 2004	Restated 2003	Change
Net sales	$1,988,764	$1,989,845	(0.1)%
Services	2,351,396	2,335,122	0.7
Finance income	273,391	388,193	(29.6)

	$4,613,551	$4,713,160	(2.1)%

The decrease in revenues of 2.1% compared to fiscal 2003, which includes a currency benefit of 1.7% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income, partially offset by an increase in services as a result of benefits realized from our National Account Program and other growth platforms, and fees received under the U.S. Program Agreement and Canadian Rider.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 2.0%. Sales of technology hardware declined by $15,525, compared to fiscal 2003, as we did not renew several large customer relationships for 2004 and we continue to de-emphasize this business. Direct supply sales decreased by approximately 17%, or $26,514, compared to the prior year due to lower demand for fax and lower-end copier supplies. Equipment revenue, which comprises approximately 90% of our net sales mix, increased by approximately 2.3%, or $40,958, compared to the prior year due mainly to the net impact of the new relationship with GE and continued growth from the sale of color equipment. Revenues generated from the sale of color devices increased by 40% compared to fiscal 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 15% in fiscal 2003 to approximately 21% in fiscal 2004. Sales of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased slightly compared to fiscal 2003. Sales of black and white production and color devices, two areas of focus that improve our aftermarket potential, represented 44% of our equipment revenues in fiscal 2004. These increases were offset by decreases from the sale of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) of approximately 11%, compared to fiscal 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices and lower average selling prices for these products. As a percentage of equipment revenue, sales of black and white office equipment (including miscellaneous equipment) represented 56% in fiscal 2004 compared to 63% in fiscal 2003. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and Preferred Fees. Services increased by 0.7%, which includes a currency benefit of 1.4%. Excluding this currency benefit, overall services decreased by approximately 0.7%. This decrease was driven by a decline in Customer Services revenues of $29,092, or 2.0%, compared to fiscal 2003. Although copy volumes increased by 4.2%, Customer Services revenues were negatively affected by an unfavorable impact of price and mix compared to fiscal 2003. Managed Services decreased by approximately 0.7%, or $4,800, due largely to declines in off-site Managed Services which declined due to lower copy volumes from transactional business and a decrease in large account activity compared to fiscal 2003. This decrease was partially offset by the recognition of a commercial imaging contract in the first quarter of fiscal 2004, which benefited Managed Services by approximately 140 basis points. On-site facilities management grew from the prior year, due to an increase in new contracts and an improved retention rate. These decreases were partially offset by increases in our growth platforms, such as Professional Services, and the impact of fees received as a result of the new GE relationship, including Preferred Fees of $25,335 during fiscal 2004 partially offset by the impact of lease-end activities of approximately $14,443. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Professional Services, our fastest and most important growth opportunity within services over the next several years, increased by $18,499, or 28.8%, due to the growing demand for assessment and workflow improvements by our customers. In fiscal 2005, we will continue to make investments to improve utilization, profitability, and continued growth of Professional Services. Rental revenue decreased by $8,419, or 9.7%, compared to fiscal 2003 due to the sale of $38,900 of rental assets to GE on March 31, 2004 which we expect will continue to decrease into fiscal 2005.

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

Gross Margin

	Restated 2004	Restated 2003
Gross margin, net sales	28.2%	29.6%
Gross margin, services	40.5	41.2
Gross margin, finance income	67.3	61.9
Gross margin, total	36.8	38.0

The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment, particularly revenues from the sale of higher margin used equipment, growth in lower-margin National Account Program revenues, and continued market competitiveness. While lower selling prices have fueled increased demand for color and higher-volume black and white equipment, the lower end of the black and white equipment market continues to commoditize and remains competitive which caused a negative impact on our margins. Partially offsetting these negative trends was an improved mix of higher-margin color equipment revenues and continued benefits realized from the centralization of our supply chain function. In addition, the net impact of origination fees and sales of equipment residual values to GE positively impacted the net sales gross margin by approximately 13 basis points. We expect the net impact of origination fees and sales of equipment residual values to GE will negatively impact the net sales gross margin percentage in fiscal 2005.

The gross margin percentage on services decreased due to a lower mix of Customer Services revenues and the impact from the completion of a multi-year commercial imaging contract in which no profit was earned. These decreases were offset by the net impact of the new GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin by approximately 91 basis points.

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

Selling and Administrative Expenses

	Restated 2004	Restated 2003	Change
Selling and administrative expenses	$1,490,358	$1,525,364	(2.3)%
S&A as a % of revenue	32.3%	32.4%

Selling and administrative expense, which was unfavorably impacted by $19,465 due to foreign currency translation compared to the prior year, decreased by $35,006, or 2.3%, during fiscal 2004 compared to fiscal 2003, but remained consistent as a percentage of revenue. This decrease was due to the following:

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

Other Selling and Administrative Expenses

Other changes in selling and administrative expenses impacting the Company were:

•	An increase in pension costs of $7,010, compared to fiscal 2003 due mainly to the impact of changes in actuarial assumptions compared to fiscal 2003. Pension expense is allocated between selling and administrative expense and cost of revenues based on number of employees related to those areas. We expect that our fiscal 2005 pension expense will decrease compared to fiscal 2004;

•	An increase in insurance and non-income taxes of $7,175, compared to 2003 due to higher workers’ compensation costs and property tax expenses compared to fiscal 2003;

•	An increase of $6,272 related to termination costs of a long-term disability plan. The termination costs are not expected to recur in future fiscal years; and

•	An increase of $8,472 related to higher legal costs during fiscal 2004 compared to fiscal 2003. During fiscal 2004, we recorded a charge of approximately $2,300 related to an adverse judgment we received on a claim in Canada. During fiscal 2003, we received a favorable judgment on a matter in the U.S. and we recognized income of $5,560.

These increases were offset by a $36,294 decrease in compensation related expenses, primarily the result of headcount reductions compared to fiscal 2003 as we continue our efforts to consolidate and centralize certain administrative functions. The impact of headcount reductions on compensation expense was partially offset by higher employee salary levels compared to fiscal 2003.

In fiscal 2005, we expect to experience further improvements in selling and administrative expense as we realize the benefits of a late fourth quarter 2004 headcount reduction of 250 employees as well as the benefit of a similar reduction expected in the first half of fiscal 2005. In addition, we expect to continue to realize benefits of lower selling and administrative expense as a result of the Transactions. These decreases will be partially offset by the impact of annual salary increases and an increase in consulting and audit fees as we execute our Sarbanes-Oxley internal control certification efforts, (see also Item 9A. “Controls and Procedures”).

Other

	Restated 2004	Restated 2003	Change
Loss from divestiture of businesses, net	$11,427	$—	100.0%
Operating income	194,958	266,311	(26.8)
Loss from early extinguishment of debt, net	35,906	19,187	87.1
Interest expense, net	48,058	49,033	(2.0)
Taxes on income	27,300	74,984	(63.6)
Net income	83,694	123,107	(32.0)
Diluted earnings per common share	0.55	0.79	(30.4)

During fiscal 2004, we incurred a net loss of $11,427 from the Transactions resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transactions.

Operating income decreased in fiscal 2004 by 26.8% compared to fiscal 2003, as a result of the factors discussed above.

During fiscal 2004, we recorded a loss from early extinguishment of debt of $35,906, as a result of the repurchases of debt and other financing related actions discussed on page 35 under “Debt Structure.” During fiscal 2003, we recorded a loss from the early extinguishment of debt of $19,187, as a result of the repurchase of various debt instruments discussed on page 31.

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

The effective income tax rate was 24.60% and 37.85% for fiscal 2004 and fiscal 2003, respectively. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction in fiscal 2004. In addition, during fiscal 2004, we reversed valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. Furthermore, during fiscal 2004, we recorded a benefit of $7,048 due mainly to the favorable settlement of a U.S. federal tax audit. Our tax valuation allowance was $24,291 and $55,171 at September 30, 2004 and 2003, respectively. For fiscal 2005, we expect our effective income tax rate to increase to 38.50% due to the impact of our complete utilization of net operating loss carryovers in Canada.

Diluted earnings per common share were $0.55 for fiscal 2004 compared to $0.79 for fiscal 2003. The diluted earnings per common share calculation reflects the impact of the Convertible Notes issued in May 2002. We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The diluted earnings per share calculation also reflects the dilutive impact of employee stock options and awards.

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

IKON North America

	Restated 2004	Restated 2003	Change
Net sales	$1,708,470	$1,736,350	(1.6)%
Services	2,124,824	2,127,206	(0.1)
Finance income	247,568	365,264	(32.2)
Finance interest expense	82,178	141,912	(42.1)
Loss on divestiture of businesses	11,427	—	100.0
Operating income	552,585	563,111	(1.9)

Approximately 90% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales decreased by 1.6% due to a decline in direct supply sales of $28,643 compared to fiscal 2003 as a result of lower demand for fax and lower-end copier supplies. Additionally, there was a decline in technology hardware of $13,606 as a result of several large customer relationships that were not renewed for fiscal 2004 as we continue to de-emphasize these businesses. These decreases were offset by an increase in equipment sales of $21,604 compared to fiscal 2003, due mainly to the net impact of the new relationship with GE and continued growth in color revenues. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004. Fiscal 2004 Services revenue benefited from the net impact of the Preferred Fees received from GE as a result of the new GE relationship of $25,335, and an increase in Professional Services of $16,222 as we continue to focus on this area of growth. Managed Services decreased by $4,265 compared to fiscal 2003. Off-site managed services declined largely due to lower copy volumes from transactional business and a decrease in large account activity compared to fiscal 2003. Managed Services benefited from on-site facilities management growth from the prior year and the recognition of a commercial imaging contract in the first quarter of fiscal 2004. Customer Services revenue decreased by $43,808 due to an unfavorable impact of price and mix of copy volume. Finance income and finance interest expense decreased as a result of the Transactions. We incurred a loss of $11,427 from the divestiture of the U.S. and Canadian leasing businesses resulting from the difference between the carrying amount of the assets sold and proceeds received and certain costs associated with the Transactions. Operating income decreased primarily due to lower margins in both net sales, services and the impact on the loss on divestiture of businesses and a decrease to finance interest expense of $14,209, as a result of the reclassification of the Additional Corporate Debt. These decreases were partially offset by higher profit margins on finance income compared to fiscal 2003.

IKON Europe

	2004	2003	Change
Net sales	$280,294	$253,495	10.6%
Services	226,572	207,916	9.0
Finance income	25,823	22,929	12.6
Finance interest expense	7,238	6,160	17.5
Operating income	25,286	25,829	(2.1)

Net sales increased as a result of currency benefits of approximately $31,009. Excluding the impact of currency translation, net sales decreased by 1.7%, due to a decline in our non-core technology services equipment revenue as we continue to de-emphasize this business. Services increased as a result of currency benefits of approximately $24,361. Excluding the impact of currency translation, services decreased by 2.7%, due to a decline in equipment services revenues as the transition from analog to digital continues at a lower cost per copy, together with a decline in Managed Services. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $2,768. Operating income in fiscal 2004 decreased due to the operational performance discussed above, partially offset by a favorable impact of currency.

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

Fiscal 2003 Compared to Fiscal 2002

Revenues

	Restated 2003	Restated 2002	% Change
Net sales	$1,989,845	$2,136,681	(6.9)%
Services	2,335,122	2,412,849	(3.2)
Finance income	388,193	374,921	3.5

	$4,713,160	$4,924,451	(4.3)%

The decrease in revenues compared to fiscal 2002, which included a currency benefit of 1.3% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), was primarily the result of our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses (telephony, education and technology hardware businesses, and certain digital print centers) during fiscal 2002, which accounted for 74.0% of the decline in fiscal 2003.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 1.8%. Sales of technology-related hardware (a business the Company exited as described above), such as computers, routers and servers, contributed to 70.3% of the net sales decline compared to fiscal 2002. Revenues from the sale of copier/printer equipment decreased by 1.1%, or $19,349, compared to fiscal 2002 due to changes in product sales mix, delays in purchasing decisions by our customers, and lower selling prices as new technologies were introduced at lower price points, particularly in color equipment. Revenues from the sale of black and white equipment declined in the mid-single digits, while revenues from the sale of color equipment grew by over 15% compared to fiscal 2002. In fiscal 2003, approximately 37% of copier/printer equipment revenues were from sales of high-end black and white and color products, compared to approximately 34% in fiscal 2002. Sales of supplies decreased by 14.1% compared to fiscal 2002 due to declines in the sale of fax supplies.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases and miscellaneous other fees generated by our captive finance subsidiaries. The decrease in services includes a currency benefit of 1.1%. Revenues from outsourcing and other service offerings were impacted by our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses during fiscal 2002, which accounted for 68.5% of the total services decline in fiscal 2003. The primary reason for the remaining decrease was due to customers’ business downsizing, customers’ decisions to in-source and reduced demand for business document services and legal document services, arising from a slowdown in the legal business, and fewer commercial transactions that utilize such services. Customer Services revenue decreased by 1.6%, or $23,701, as declines in copy volume of segment 1 – 4 devices outpaced an increase in copy volume for color and segment 5 and 6 devices.

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

Gross Margin

	Restated 2003	Restated 2002
Gross margin, net sales	29.6%	30.5%
Gross margin, services	41.2	41.7
Gross margin, finance income	61.9	57.9
Gross margin, total	38.0	38.0

Total gross margin percentage remained consistent compared to fiscal 2002. The decrease in gross margin percentage on net sales was primarily due to a less favorable product and supplies mix, increased competition for copier/printer equipment (particularly in the second half of the year), and a higher level of inventory write-offs compared to fiscal 2002. The impact of these items was partially offset by reduced sales of lower-margin technology-related hardware. The gross margin percentage on services remained relatively consistent compared to fiscal 2002. The gross margin percentage on finance income increased compared to fiscal 2002 primarily due to lower average borrowing rates. The average financing rate on our lease receivables was approximately 11% for fiscal 2003 and fiscal 2002. Additionally, our finance subsidiaries’ average cost of debt was approximately 5% and 6% for fiscal 2003 and fiscal 2002, respectively.

Selling and Administrative Expenses

	Restated 2003	Restated 2002	Change
Selling and administrative expenses	$1,525,364	$1,593,975	(4.3)%
S&A as a % of revenue	32.4%	32.4%

Selling and administrative expenses decreased by 4.3% compared to fiscal 2002, but remained consistent as a percentage of revenue. The dollar decrease was due to $53,655 from improved productivity, centralization and consolidation initiatives, including headcount reductions, and $35,902 from the downsizing or elimination of unprofitable businesses. We incurred $46,393 of increased pension costs and information technology expenses (including expense related to the implementation of e-IKON), which were partially offset by a $16,944 decrease in expenses related to operational performance compensation costs. During fiscal 2003, we experienced better than anticipated results in certain litigation matters which reduced net legal expenses by $3,000. Furthermore, during 2002 we recorded a charge of $6,000 related to the settlement of the legal matter of Whetman, et al. v. IKON Office Solutions, Inc., et al.

Other

	Restated 2003	Restated 2002	Change
Restructuring reserve reversal	$—	$10,497	(100.0)%
Operating income	266,311	289,806	(8.1)
Loss from early extinguishment of debt, net	19,187	—	100.0
Interest expense, net	49,033	54,389	(9.8)
Taxes on income	74,984	87,371	(14.2)
Net income	123,107	148,046	(16.8)
Diluted earnings per common share	0.79	0.98	(19.4)

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

Our operating income in fiscal 2003 decreased by 8.1% compared to fiscal 2002, as a result of the factors discussed above.

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

The effective income tax rate was 37.85% in fiscal 2003, compared to 37.11% in fiscal 2002. The increase in the effective income tax rate was primarily attributable to an increase in our state taxes during fiscal 2003. Our tax valuation allowance was $55,171 and $51,790 at September 30, 2003 and 2002, respectively. The net increase in the valuation allowance was primarily attributable to a change in our assessment that it was more likely than not that tax benefits from losses incurred in certain foreign jurisdictions would be realized. No individual jurisdiction had a material impact on the change.

Diluted earnings per common share were $0.79 in fiscal 2003, compared to $0.98 in fiscal 2002. The diluted earnings per common share calculation reflects the impact of the Convertible Notes issued in May 2002. We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03, and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for fiscal 2003 assumed the Convertible Notes were outstanding for all of fiscal 2003, whereas the calculation of diluted earnings per common share for fiscal 2002 assumed the Convertible Notes were outstanding since May 2002. As a result, there was $0.03 of additional dilution in fiscal 2003 compared to fiscal 2002. The dilutive earnings per share calculation also reflects the dilutive impact of employee stock options and awards.

Review of Business Segments

IKON North America

	Restated 2003	Restated 2002	Change
Net sales	$1,736,350	$1,867,081	(7.0)%
Services	2,127,206	2,244,749	(5.2)
Finance income	365,264	354,435	3.1
Finance interest expense	141,912	151,372	(6.2)
Restructuring reserve reversal	—	8,404	(100.0)
Operating income	563,111	604,645	(6.9)

Approximately 90% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Approximately $92,158 of the net sales decrease was due to a decline in sales of technology-related hardware (a business we exited as described above). The remaining decrease was due to changes in product sales mix, delays in purchasing decisions by our customers, and lower selling prices as new technologies were introduced at lower price points, especially in color equipment (particularly in the second half of the year). Sales of supplies decreased by approximately $23,259 due to declines in the sales of fax supplies and generally lower volumes on equipment usage. Approximately $40,619 of the services decline resulted from a decrease in revenue from servicing of copier/printer equipment. This decrease was primarily due to a change in the mix of products serviced as declines in copy volume of segment 1 – 4 devices outpaced an increase in copy volume for color and segment 5 and 6 devices compared to fiscal 2002. Approximately 65% of the services decline resulted from a decrease in revenue from outsourcing and other service offerings, of which approximately 57% was due to the impact of our actions to exit, sell, or downsize certain non-strategic or unprofitable businesses during fiscal 2002. The remainder of the decline in revenue from outsourcing and other service offerings was due to customers’ business downsizing, customers’ decisions to in-source, and reduced demand for legal and business document services, arising from a slowdown in the legal industry and fewer commercial transactions that utilize such services. Finance income increased due to growth in the lease portfolio compared to fiscal 2002, while finance interest expense decreased due to lower average borrowing rates compared to fiscal 2002. Operating income decreased due to lower revenues and lower profit margins on revenues compared to fiscal 2002. These changes were partially offset by a decrease in selling and administrative expenses in fiscal 2003 compared to fiscal 2002, which was substantially due to headcount reductions. In addition, during fiscal 2002, INA reversed $8,404 related to prior restructuring programs.

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

Operating Cash Flows

Cash used in operating activities was $377,252 for fiscal 2004. A significant use of cash was from the increase of accounts receivables of $252,508 during the year ended September 30, 2004. Approximately $215,740 of this increase was due to the Transactions, the most significant impact being that unpaid sales of equipment to GE are now reflected as trade accounts receivable (affecting “Cash Used in Operating Activities”) whereas unfunded sales of equipment to customers under leasing arrangements through IOSC and IKON Canada were previously reflected as finance receivables (affecting “Cash Provided by Investing Activities”). Accounts payable, deferred revenue, and accrued expenses decreased by $94,828 due to contributions to our pension plans of $97,500, including a voluntary contribution of $75,000, a decrease in interest payable of $9,720 due to an overall reduction of average debt balances compared to fiscal 2003, and a decrease in accrued income taxes of $9,058. In addition, accounts payable increased by $21,567 due to the impact of advances received for accounts receivable billed by GE on behalf of the Company. We paid $356,374 in income taxes during fiscal 2004, contributing to the decrease in accrued income taxes noted above, compared to a refund of $1,758 received in fiscal 2003. The tax basis in both the assets that were disposed of in the Transactions and the retained U.S. lease portfolio were lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the sale of the assets as well as the runoff of the retained U.S. lease portfolio has resulted in, and will continue to result in, an increase in income tax payments. Net income was $83,694 in fiscal 2004 and non-cash operating expenses were $227,273, which includes depreciation, amortization, provision for losses on accounts and lease receivables, pension expense, non-cash interest expense on debt supporting unsold residual value, loss from the early extinguishment of debt, and loss on divestiture of businesses, net.

Valuation and Qualifying Accounts included on page 90 provides a rollforward of the allowance for doubtful accounts. Our provision for losses on accounts receivable were $7,642, $8,437, and $3,520, and write-offs, net of recoveries, were $7,312, $11,821, and $12,662, for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Our policy is to calculate the allowance as a percentage of accounts receivable plus an additional allowance for any amount that we have specifically identified as potential bad debts.

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

Financing Cash Flows

During fiscal 2004, we used $1,648,348 of cash for financing activities. As discussed in further detail below under “Debt Structure” on page 35 during fiscal 2004 we used $1,625,717 for debt related activities. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock, superceding the fiscal 2000 share repurchase authorization. During fiscal 2004, we repurchased 6.7 million shares of our outstanding common stock for $77,574, leaving $172,426 remaining for share repurchases under the 2004 authorization. In fiscal 2005, we plan to continue our debt and share repurchases.

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

Our total debt to capital ratio was 49.7% at September 30, 2004, compared to 68.2% at September 30, 2003. This decrease is primarily a result of the U.S. and Canadian Transactions and the repayment of the U.S. and Canadian asset securitization conduit financing agreements from the proceeds received from the Transactions. Also contributing to the decrease, was the early extinguishment of $277,253 of notes payable during fiscal 2004. In addition to the early extinguishment of $7,500 of the 2004 Notes, we repaid the outstanding $27,214 balance of the 2004 Notes in June 2004 upon maturity. Prior to June 2004, $32,714 was held in escrow to defease the outstanding balance of the 2004 Notes and was included in restricted cash on our balance sheet. During fiscal 2004, we repaid $1,676,603 of Non-Corporate Debt and received $440,974 from the issuance of related debt instruments.

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

During the fourth quarter of fiscal 2004, IKON Capital PLC, our leasing subsidiary in the United Kingdom, terminated our existing revolving asset securitization conduit financing agreement in the United Kingdom (the “Old U.K. Conduit”) and replaced it with a new revolving asset securitization conduit financing agreement (the “New U.K. Conduit,” collectively with the Old U.K. Conduit, the “U.K. Conduits”) with a new lender and terms similar to those of the Old U.K. Conduit. As of September 30, 2004, we had approximately $24,788 available under the New U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with the U.K. Conduits. During the third quarter of fiscal 2005, we received a waiver to our New U.K. Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the New U.K. Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see also Note 2 to the Consolidated Financial Statements.)

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

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see also Note 2 to the Consolidated Financial Statements).

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

Other long-term liabilities exclude $8,037 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($79,798) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

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

For fiscal 2005, we expect to generate (use) $25,000 to $(25,000) in cash from operations. These expected results are primarily due to the payment of deferred tax obligations related to the retained U.S. leasing portfolio which we will continue to pay over the next several years as the underlying leases run off. We expect to make tax payments of approximately $150,000 to $170,000 during fiscal 2005. We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities during the transition period, as well as the obligations for the underlying debt supporting the lease receivables. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $90,000 for fiscal 2005.

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

As discussed in Note 2, the Company has restated its consolidated financial statements for each of the three years in the period ended September 30, 2004.

As discussed in Note 1, to the consolidated financial statements on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

Philadelphia, PA

December 8, 2004, except as to Notes 2 and 21, for which the date is July 8, 2005

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Fiscal Year Ended September 30
	Restated 2004	Restated 2003	Restated 2002
Revenues
Net sales	$1,988,764	$1,989,845	$2,136,681
Services	2,351,396	2,335,122	2,412,849
Finance income	273,391	388,193	374,921

	4,613,551	4,713,160	4,924,451
Costs and Expenses
Cost of goods sold	1,427,218	1,400,441	1,486,029
Services costs	1,400,174	1,372,972	1,407,247
Finance interest expense	89,416	148,072	157,891
Selling and administrative	1,490,358	1,525,364	1,593,975
Loss on divestiture of businesses, net	11,427
Restructuring reserve reversal			(10,497)

	4,418,593	4,446,849	4,634,645
Operating income	194,958	266,311	289,806
Loss from early extinguishment of debt, net	35,906	19,187
Interest expense, net	48,058	49,033	54,389

Income before taxes on income	110,994	198,091	235,417
Taxes on income	27,300	74,984	87,371

Net income	$83,694	$123,107	$148,046

Basic Earnings Per Common Share
Net income	$0.57	$0.85	$1.03
Diluted Earnings Per Common Share
Net income	$0.55	$0.79	$0.98

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30
	Restated 2004	Restated 2003
Assets
Cash and cash equivalents	$472,951	$360,030
Restricted cash	27,032	165,264
Accounts receivable, less allowances of: 2004 – $7,224; 2003 – $6,894	728,634	501,975
Finance receivables, net	457,615	1,205,122
Inventories	233,345	224,344
Prepaid expenses and other current assets	81,188	103,346
Deferred taxes	64,481	63,517

Total current assets	2,065,246	2,623,598

Long-term finance receivables, net	753,146	2,370,872

Equipment on operating leases, net of accumulated depreciation of:
2004 – $76,456; 2003 – $93,607	78,673	103,483

Property and equipment, net	164,132	177,692

Goodwill	1,286,564	1,258,376

Unsold residual value (Note 8)	45,548

Other assets	125,104	66,586

Total Assets	$4,518,413	$6,600,607

Liabilities and Shareholders’ Equity
Current portion of corporate debt	$62,085	$6,485
Current portion of debt supporting finance contracts and unsold residual value	439,941	1,445,177
Notes payable	938	4,041
Trade accounts payable	307,170	245,661
Accrued salaries, wages and commissions	124,808	117,051
Deferred revenues	116,682	134,650
Taxes payable	52,976	62,509
Other accrued expenses	170,741	212,934

Total current liabilities	1,275,341	2,228,508

Long-term corporate debt	741,857	419,020

Long-term debt supporting finance contracts and unsold residual value	422,868	1,563,538

Deferred taxes	187,091	482,623

Other long-term liabilities	203,538	301,498

Commitments and contingencies (Note 12)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: 2004 – 149,955 shares; 2003 –149,982, shares outstanding: 2004 – 142,133 shares; 2003 – 146,368 shares	1,022,842	1,015,706
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Deferred compensation	209
Unearned compensation	(2,448)	(2,514)
Retained earnings	723,847	666,118
Accumulated other comprehensive income (loss)	20,195	(60,791)
Cost of common shares in treasury: 2004 – 7,196 shares; 2003 – 2,942 shares	(76,927)	(13,099)

Total Shareholders’ Equity	1,687,718	1,605,420

Total Liabilities and Shareholders’ Equity	$4,518,413	$6,600,607

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30
	Restated 2004	Restated 2003	Restated 2002
Cash Flows from Operating Activities
Net income	$83,694	$123,107	$148,046
Additions (deductions) to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	83,283	102,594	116,837
Amortization	9,085	9,864	14,210
Loss on divestiture of businesses, net	11,427
Provisions for losses on accounts receivable	7,642	8,437	3,520
Deferred income taxes	(292,129)	76,248	72,116
Provision for lease default reserves	28,226	67,922	67,730
Pension expense	51,065	37,838	19,002
Non-cash interest expense on debt supporting unsold residual value (Note 4)	639
Loss from early extinguishment of debt	35,906	19,187
Restructuring reserve reversal			(10,497)
Changes in operating assets and liabilities, net of divestiture of businesses:
(Increase) decrease in accounts receivable	(252,508)	(18,455)	95,760
(Increase) decrease in inventories	(5,938)	89,390	(3,089)
Increase in prepaid expenses and other current assets	(39,725)	(19,245)	(3,042)
Decrease in accounts payable, deferred revenues and accrued expenses	(94,828)	(65,504)	(40,043)
Other	(3,091)	7,997	(3,916)

Net cash (used in) provided by operating activities	(377,252)	439,380	476,634

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses (Note 3)	1,849,148
Proceeds from the sale of finance receivables (Note 7)	383,381
Expenditures for property and equipment	(40,481)	(62,582)	(93,272)
Expenditures for equipment on operating leases	(52,459)	(62,971)	(85,568)
Proceeds from sale of property and equipment	6,562	40,994	26,513
Proceeds from sale of equipment on operating leases	12,003	16,295	14,705
Finance receivables—additions	(1,191,212)	(1,691,222)	(1,602,751)
Finance receivables—collections	1,172,942	1,520,678	1,451,598
Other	(7,639)	1,776	(12,312)

Net cash provided by (used in) investing activities	2,132,245	(237,032)	(301,087)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	1,055	969	2,596
Short-term corporate debt repayments, net	(3,167)	(3,526)	(178,647)
Repayment of other borrowings	(60,047)
Long-term corporate debt repayments	(327,929)	(199,514)	(14,728)
Debt supporting finance contracts—issuances	440,974	2,420,914	1,786,687
Debt supporting finance contracts—repayments	(1,676,603)	(2,260,714)	(1,582,501)
Dividends paid	(23,476)	(23,194)	(22,920)
Decrease (increase) in restricted cash	68,815	(49,187)	12,288
Proceeds from option exercises and sale of treasury shares	10,154	3,184	6,603
Purchase of treasury shares	(78,124)	(528)	(274)

Net cash (used in) provided by financing activities	(1,648,348)	(111,596)	9,104

Effect of exchange rate changes on cash and cash equivalents	6,276	(2,538)	6,814

Net increase in cash and cash equivalents	112,921	88,214	191,465
Cash and cash equivalents at beginning of year	360,030	271,816	80,351

Cash and cash equivalents at end of year	$472,951	$360,030	$271,816

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Fiscal Year Ended September 30
	Restated 2004		Restated 2003		Restated 2002
	Shares	Amounts	Shares	Amounts	Shares	Amounts
Common Stock
Balance, beginning of year	149,982	$1,015,706	150,003	$1,015,177	150,128	$1,012,302
Stock awards granted	161	1,862	371	3,223	69	720
Stock awards earned	(138)	(1,352)	(250)	(2,294)	(111)	(1,543)
Stock awards cancelled	(50)	(351)	(142)	(1,914)	(83)	(811)
Tax benefit relating to stock plans		5,428		1,514		4,509
Discount on stock options issued to directors		1,549

Balance, end of year	149,955	$1,022,842	149,982	$1,015,706	150,003	$1,015,177

Deferred Compensation
Balance, beginning of year
Compensation deferred in common stock		$207
Dividends earned on deferred compensation		2

Balance, end of year		$209

Unearned Compensation
Balance, beginning of year		$(2,514)		$(1,981)		$(3,745)
Stock awards granted		(1,000)		(2,625)		(720)
Amortization		715		178		1,673
Awards cancelled		351		1,914		811

Balance, end of year		$(2,448)		$(2,514)		$(1,981)

Retained Earnings
Balance, beginning of year		$666,118		$558,600		$463,152
Adjustment for restatement of periods prior to October 1, 2001 (Note 2)						(34,834)
Net income		83,694		123,107		148,046
Cash dividends declared:
Common stock, per share: 2004—$0.16; 2003—$0.16; 2002—$0.16		(23,476)		(23,194)		(22,920)
Issuance of treasury shares and other		(2,489)		7,605		5,156

Balance, end of year		$723,847		$666,118		$558,600

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$(60,791)		$(50,805)		$(43,484)
Translation adjustment		42,542		48,066		(11,794)
SFAS 133 adjustment		12,104		12,243		6,204
Minimum pension liability adjustment		26,340		(70,295)		(1,731)

Other comprehensive income (loss)		80,986		(9,986)		(7,321)

Balance, end of year		$20,195		$(60,791)		$(50,805)

Cost of Common Shares in Treasury
Balance, beginning of year	2,942	$(13,099)	5,286	$(23,167)	7,480	$(32,647)
Purchases	6,778	(78,124)	67	(528)	23	(274)
Reissued for:
Exercise of options	(2,406)	13,643	(1,026)	4,441	(1,595)	7,399
Sales to employee stock plans	(138)	653	(253)	1,118	(622)	2,355
Contribution to IKON Pension Plan			(1,132)	5,037

Balance, end of year	7,176	$(76,927)	2,942	$(13,099)	5,286	$(23,167)

Comprehensive Income (Loss)
Net income		$83,694		$123,107		$148,046
Other comprehensive income (loss) per above		80,986		(9,986)		(7,321)

Comprehensive income		$164,680		$113,121		$140,725

Components of Accumulated Other Comprehensive Income (Loss)
Accumulated translation		$66,418		$23,876		$(24,190)
Net gain (loss) on derivative financial instruments, net of tax (expense) benefit of: 2004—$(106); 2003—$6,709; 2002—$16,113		177		(11,927)		(24,170)
Minimum pension liability		(46,400)		(72,740)		(2,445)

Balance, end of year		$20,195		$(60,791)		$(50,805)

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

Throughout these notes to consolidated financial statements, certain prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 2.

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

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and delivery. Generally, we do not offer any equipment warranties in addition to those which are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services’ revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within net sales when products are delivered to, and accepted by, the customer and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned (see Note 3).

Supporting our objective to provide complete solutions to our customers, we generally bundle a Customer Services agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any vendor-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.

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

Environmental Liabilities

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

remediation of an existing condition caused by past operations that do not contribute to current or future revenues, are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value (see Note 12).

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

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in fiscal years 2004, 2003, and 2002, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Fiscal Year Ended September 30
	Restated 2004	Restated 2003	Restated 2002
Net income as reported	$83,694	$123,107	$148,046
Pro forma effect of expensing stock based compensation plans using fair value method	(6,437)	(5,985)	(5,923)

Net income, as adjusted	$77,257	$117,122	$142,123

Basic earnings per common share:
Net income as reported	$0.57	$0.85	$1.03
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.04)

Basic earnings per common share, as adjusted	$0.53	$0.81	$0.99

Diluted earnings per common share:
Net income as reported	$0.55	$0.79	$0.98
Pro forma effect of expensing stock based compensation plans using fair value method	(0.04)	(0.04)	(0.04)

Diluted earnings per common share, as adjusted	$0.51	$0.75	$0.94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income (see Note 20).

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

2.    RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices. The identified deficiencies result primarily from the centralization of billing centers and the migration to a new billing platform and relate to certain of our U.S. trade accounts receivable, and do not affect receivables arising under our Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Service and Business Document Service businesses. In connection with these developments, the Company’s management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. Accordingly, we have restated our consolidated balance sheets at September 30, 2004 and 2003, and consolidated statements of income, cash flows, and changes in shareholders’ equity for the fiscal years ended September 30, 2004, 2003, and 2002 (the “Restatement”) for the impact of billing errors and other identified adjustments (described further below) as a result of the Review. The Restatement affected periods prior to fiscal 2002 and the impact of the Restatement on such prior periods of $(34,834) was reflected as an adjustment to retained earnings as of October 1, 2001. In addition, the Restatement impacts all quarters of fiscal 2004 and 2003. The restated amounts for these quarters are presented in Note 21, “Quarterly Financial Summary (unaudited).” Set forth below are the Restatement adjustments for the fiscal years ended September 30, 2004, 2003, and 2002, each of which is an “error” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

Allowance for Doubtful Accounts, Billing Quality and Deferred Revenues

Historically, the allowance for doubtful accounts was our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, and was calculated based on the aging of the accounts receivable portfolio. In addition, an allowance was established for any credit matters we were aware of with specific customers. These allowances were recorded as a reduction of accounts receivable and changes to allowance requirements were recorded within selling and administrative expense. As a result of the Review, we determined that trade accounts receivable included billing errors that should have been recorded as a reduction of revenue and accounts receivable in the period in which the revenue was recognized. Because of the length of time between invoice issuance and invoice correction, allowances for accounts receivable with unknown billing errors were incorrectly recorded as a bad debt expense when the accounts receivable reached a certain age. As a result, previously reported revenues and previously reported bad debt expense (included within selling and administrative expense) were misstated.

In addition, we determined that due to the identified billing errors included within our accounts receivable, deferred revenues required restatement. Deferred revenues represent revenues to be earned in future periods that have been billed to customers. To the extent that accounts receivable related to deferred revenues included billing errors, the deferred revenues balance was overstated.

As a result of the above, we have restated:

•	revenues, accounts receivable and deferred revenues for all periods presented to reflect the impact of billing errors;

•	the allowance for doubtful accounts and bad debt expense for all periods presented to reflect only the impact on accounts receivable of credit losses due to the inability of customers to pay;

•	revenues and selling and administrative expense for all periods presented for the reclassification of billing error corrections which were incorrectly recorded as selling and administrative expense rather than a reduction of revenue; and

•	income and deferred income taxes for the tax impact of the above items.

In addition, we determined that amounts owed by customers for services provided by us but which were not yet invoiced were improperly recorded as a reduction of deferred revenues. As a result, we have reclassified these amounts from deferred revenues to accounts receivable for all periods presented. This adjustment did not have an impact on net income or earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances from GE

As a result of the U.S. Transaction (as defined in Note 3), GE bills and collects certain trade accounts receivable on the Company’s behalf. Upon billing, GE advances the Company for the customer receivable prior to collection. Historically, we did not recognize accounts receivable from our customers and a corresponding liability to GE for these types of transactions. In addition to the billing error described above and as a result of the Review, we have determined that an accounts receivable from the customer and a corresponding liability to GE should be recognized for cash received from GE which has not yet been collected from our customers. Accordingly, we have restated the consolidated balance sheet as of September 30, 2004 to increase accounts receivable and accounts payable to appropriately reflect amounts due from customers and amounts payable to GE. This adjustment did not have an impact on net income or earnings per share.

Financial Statement Impact

The following table presents the impact of the Restatement adjustments on our previously reported results for fiscal 2004, 2003, and 2002 and balance sheets as of September 30, 2004 and 2003:

Statements of Income:

	Fiscal Year Ended September 30, 2004
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$1,995,029	$1,988,764	$(6,265	)(a)
Services	2,381,400	2,351,396	(30,004	)(b)
Finance income	273,391	273,391

	4,649,820	4,613,551	(36,269)

Costs and Expenses:
Cost of goods sold	1,427,218	1,427,218
Services costs	1,400,174	1,400,174
Finance interest expense	89,416	89,416
Selling and administrative	1,513,635	1,490,358	(23,277	)(c)
Loss on divestiture of businesses, net	11,427	11,427

	4,441,870	4,418,593	(23,277)

Operating income	207,950	194,958	(12,992)
Loss from early extinguishment of debt, net	35,906	35,906
Interest expense, net	48,058	48,058

Income before taxes on income	123,986	110,994	(12,992)
Taxes on income	32,432	27,300	(5,132	)(d)

Net income	$91,554	$83,694	$(7,860)

Basic Earnings Per Common Share
Net income	$0.62	$0.57	$(0.05)

Diluted Earnings Per Common Share
Net income	$0.60	$0.55	$(0.05)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income components increased (decreased) as a result of the following:

(a)	Net Sales

	Adjustment for the impact of billing errors	$(4,068)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(2,197)

	Net decrease	$(6,265)

(b)	Services

	Adjustment for the impact of billing errors	$(22,649)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(7,355)

	Net decrease	$(30,004)

(c)	Selling and Administrative Expense

	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(9,552)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(13,725)

	Net decrease	$(23,277)

(d)	Taxes on Income

	Net decrease to taxes on income due to above adjustments	$(5,132)

	Fiscal Year Ended September 30, 2003
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$1,986,761	$1,989,845	$3,084	(a)
Services	2,335,958	2,335,122	(836	)(b)
Finance income	388,193	388,193

	4,710,912	4,713,160	2,248

Costs and Expenses:
Cost of goods sold	1,400,441	1,400,441
Services costs	1,372,972	1,372,972
Finance interest expense	148,072	148,072
Selling and administrative	1,534,834	1,525,364	(9,470	)(c)

	4,456,319	4,446,849	(9,470)

Operating income	254,593	266,311	11,718
Loss from early extinguishment of debt, net	19,187	19,187
Interest expense, net	49,033	49,033

Income before taxes on income	186,373	198,091	11,718
Taxes on income	70,356	74,984	4,628	(d)

Net income	$116,017	$123,107	$7,090

Basic Earnings Per Common Share
Net income	$0.80	$0.85	$0.05

Diluted Earnings Per Common Share
Net income	$0.75	$0.79	$0.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income components increased (decreased) as a result of the following:

(a)	Net Sales

	Adjustment for the impact of billing errors	$4,173
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(1,089)

	Net increase	$3,084

(b)	Services

	Adjustment for the impact of billing errors	$2,807
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(3,643)

	Net decrease	$(836)

(c)	Selling and Administrative Expense

	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(4,732)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(4,738)

	Net decrease	$(9,470)

(d)	Taxes on Income

	Net increase to taxes on income due to above adjustments	$4,628

	Fiscal Year Ended September 30, 2002
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$2,142,895	$2,136,681	$(6,214	)(a)
Services	2,411,651	2,412,849	1,198	(b)
Finance income	374,921	374,921

	4,929,467	4,924,451	(5,016)

Costs and Expenses:
Cost of goods sold	1,486,029	1,486,029
Services costs	1,407,247	1,407,247
Finance interest expense	157,891	157,891
Selling and administrative	1,595,208	1,593,975	(1,233	)(c)
Restructuring reserve reversal	(10,497)	(10,497)

	4,635,878	4,634,645	(1,233)

Operating income	293,589	289,806	(3,783)
Interest expense, net	54,389	54,389

Income before taxes on income	239,200	235,417	(3,783)
Taxes on income	88,866	87,371	(1,495	)(d)

Net income	$150,334	$148,046	$(2,288)

Basic Earnings Per Common Share
Net income	$1.05	$1.03	$(0.02)

Diluted Earnings Per Common Share
Net income	$0.99	$0.98	$(0.01)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Income components decreased as a result of the following:

(a)	Net Sales

	Adjustment for the impact of billing errors	$(6,214)

(b)	Services

	Adjustment for the impact of billing errors	$1,198

(c)	Selling and Administrative Expense

	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	$(1,233)

(d)	Taxes on Income

	Net decrease to taxes on income due to above adjustments	$(1,495)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheets:

	September 30, 2004
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$472,951	$472,951
Restricted cash	27,032	27,032
Accounts receivable, less allowances of $20,112 (as reported) and $7,224 (as restated)	772,635	728,634	$(44,001	)(a)
Finance receivables, net	457,615	457,615
Inventories	233,345	233,345
Prepaid expenses and other current assets	81,188	81,188
Deferred taxes	39,974	64,481	24,507	(b)

Total current assets	2,084,740	2,065,246	(19,494)

Long-term finance receivables, net	753,146	753,146
Equipment on operating leases, net	78,673	78,673
Property and equipment, net	164,132	164,132
Goodwill	1,286,564	1,286,564
Unsold residual value	45,548	45,548
Other assets	125,104	125,104

Total Assets	$4,537,907	$4,518,413	$(19,494)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$62,085	$62,085
Current portion of debt supporting finance contracts and unsold residual value	439,941	439,941
Notes payable	938	938
Trade accounts payable	285,603	307,170	$21,567	(c)
Accrued salaries, wages and commissions	124,808	124,808
Deferred revenues	119,851	116,682	(3,169	)(d)
Taxes payable	52,976	52,976
Other accrued expenses	170,741	170,741

Total current liabilities	1,256,943	1,275,341	18,398

Long-term corporate debt	741,857	741,857
Long-term debt supporting finance contracts and unsold residual value	422,868	422,868
Deferred taxes	187,091	187,091
Other long-term liabilities	203,538	203,538

SHAREHOLDERS’ EQUITY
Common stock, no par value	1,022,842	1,022,842
Series 12 preferred stock, no par value
Deferred compensation	209	209
Unearned compensation	(2,448)	(2,448)
Retained earnings	761,739	723,847	(37,892	)(e)
Accumulated other comprehensive income	20,195	20,195
Cost of common shares in treasury	(76,927)	(76,927)

Total Shareholders’ Equity	1,725,610	1,687,718	(37,892)

Total Liabilities and Shareholders’ Equity	$4,537,907	$4,518,413	$(19,494)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance sheet components increased (decreased) due to the following:

(a)	Accounts Receivable, net
	Adjustment for the impact of billing errors	$(105,490)
	Adjustment for the overstatement of the allowance for doubtful accounts	22,653
	Adjustment for the accounting for advances from GE	21,567
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(44,001)

(b)	Deferred Taxes
	Net increase for deferred tax impact related to the Restatement	$24,507

(c)	Trade Accounts Payable
	Adjustment for the accounting for advances from GE	$21,567

(d)	Deferred Revenue
	Adjustment for the impact of billing errors	$(20,438)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(3,169)

(e)	Retained Earnings
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2004	$(7,860)
	Net increase to retained earnings for Restatement adjustments (net of taxes) in fiscal 2003	7,090
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2002	(2,288)
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2001	(34,834)

	Net decrease	$(37,892)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2003
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$360,030	$360,030
Restricted cash	165,264	165,264
Accounts receivable, less allowances of $14,258 (as reported) and $6,894 (as restated)	560,250	501,975	$(58,275	)(a)
Finance receivables, net	1,205,122	1,205,122
Inventories	224,344	224,344
Prepaid expenses and other current assets	103,346	103,346
Deferred taxes	44,142	63,517	19,375	(b)

Total current assets	2,662,498	2,623,598	(38,900)

Long-term finance receivables, net	2,370,872	2,370,872
Equipment on operating leases, net	103,483	103,483
Property and equipment, net	177,692	177,692
Goodwill	1,258,376	1,258,376
Other assets	66,586	66,586

Total Assets	$6,639,507	$6,600,607	$(38,900)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$6,485	$6,485
Current portion of debt supporting finance contracts and unsold residual value	1,445,177	1,445,177
Notes payable	4,041	4,041
Trade accounts payable	245,661	245,661
Accrued salaries, wages and commissions	117,051	117,051
Deferred revenues	143,518	134,650	$(8,868	)(c)
Taxes payable	62,509	62,509
Other accrued expenses	212,934	212,934

Total current liabilities	2,237,376	2,228,508	(8,868)

Long-term corporate debt	419,020	419,020
Long-term debt supporting finance contracts and unsold residual value	1,563,538	1,563,538
Deferred taxes	482,623	482,623
Other long-term liabilities	301,498	301,498
SHAREHOLDERS’ EQUITY
Common stock, no par value	1,015,706	1,015,706
Series 12 preferred stock, no par value
Unearned compensation	(2,514)	(2,514)
Retained earnings	696,150	666,118	(30,032	)(d)
Accumulated other comprehensive loss	(60,791)	(60,791)
Cost of common shares in treasury	(13,099)	(13,099)

Total Shareholders’ Equity	1,635,452	1,605,420	(30,032)

Total Liabilities and Shareholders’ Equity	$6,639,507	$6,600,607	$(38,900)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance sheet components increased (decreased) due to the following:

(a)	Accounts Receivable, net

	Adjustment for the impact of billing errors	$(86,253)
	Adjustment for the overstatement of the allowance for doubtful accounts	10,709
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(58,275)

(b)	Deferred Taxes

	Net increase for deferred tax impact related to the Restatement	$19,375

(c)	Deferred Revenue

	Adjustment for the impact of billing errors	$(26,137)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(8,868)

(d)	Retained Earnings

	Net increase to retained earning from above adjustments	$7,090
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2002	(2,288)
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2001	(34,834)

	Net decrease	$(30,032)

3.    DIVESTITURE OF OUR NORTH AMERICAN LEASING OPERATIONS

United States

On December 10, 2003, we entered into a definitive asset purchase agreement with GE, as amended by the First Amendment dated March 31, 2004 (the “U.S. Agreement”), to sell to GE certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems, and processes relating to our U.S. leasing operations and to designate GE to be our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year program agreement with us (the “U.S. Program Agreement,” and together with the U.S. Agreement, the “U.S. Transaction”) to provide for the funding of our lease originations in the U.S. During the initial five-year term of the U.S. Program Agreement, we will receive an origination fee on all new leases underwritten by GE and income from the sharing of gains on certain lease-end activities. In addition, we will receive a fee from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end activities, but not the Preferred Fees.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4.     NOTES PAYABLE AND LONG-TERM DEBT

Notes Payable

Notes payable consisted of:

	September 30
	2004	2003
Notes payable to banks at average interest rate: 2004—5.65%; 2003—4.84%	$907	$3,962
Other notes payable at average interest rate: 2004—7.07%; 2003—10.00%	31	79

	$938	$4,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Securitization Conduit Financing Agreements – United Kingdom

During the fourth quarter of fiscal 2004, IKON Capital PLC, our leasing subsidiary in the United Kingdom, terminated our existing revolving asset securitization conduit financing agreement in the United Kingdom (the “Old U.K. Conduit”) and replaced it with a new revolving asset securitization conduit financing agreement (the “New U.K. Conduit,” collectively with the Old U.K. Conduit, the “U.K. Conduits”) with a new lender and terms similar to those of the Old U.K. Conduit. As of September 30, 2004, we had approximately $24,788 available under the New U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with the U.K. Conduits. During fiscal 2003, we borrowed $11,715 and repaid $2,343 in connection with the Old U.K. Conduit. During the third quarter of fiscal 2005, we received a waiver to our New U.K. Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the New U.K. Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we will be permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of September 30, 2004, $50,945 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded when revenue is recognized in accordance with our revenue recognition policy discussed in Note 1. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected. Accounts receivable, net of allowances, consisted of the following at September 30:

	Restated 2004	Restated 2003
Trade receivables from GE, including amounts unbilled	$215,740
Trade receivables from other customers	423,095	$391,901

Total trade receivables	638,835	391,901
Other	89,799	110,074

	$728,634	$501,975

The following are the changes in the allowance for doubtful accounts during the fiscal years ended September 30, 2004, 2003, and 2002 (as restated):

September 30	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
2004	$6,894	$7,642	$7,312	$7,224
2003	10,278	8,437	11,821	6,894
2002	19,420	3,520	12,662	10,278

6.    FINANCE RECEIVABLES

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

As a result of the Transactions discussed in Note 3, we sold $2,027,832 of our finance receivables related to IOSC and IKON Canada to GE during fiscal 2004. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables. In addition, during fiscal 2004 we sold $383,381 of our finance receivables to GE and other syndicators in other transactions as discussed in Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2004, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years are as follows: 2005—$469,172; 2006—$378,842; 2007—$243,813; 2008—$85,207; 2009—$22,232; and thereafter—$4,518.

Our U.S. Conduits were terminated upon execution of the U.S. Transaction on March 31, 2004 (see Notes 3 and 4 for further detail regarding the U.S. Conduits). During fiscal 2004 and 2003, we entered into revolving asset securitization transactions whereby we pledged or transferred $361,952 and $998,691, respectively, of finance receivables for $306,134 and $840,027, respectively, in cash.

Our Canadian Conduit was terminated upon execution of the Canadian Transaction on June 30, 2004 (see Notes 3 and 4 for further detail regarding the Canadian Conduit). During fiscal 2004 and 2003, we entered into revolving asset securitization transactions whereby we pledged or transferred $14,278 and $47,182, respectively, of finance receivables for $12,136 and $41,027, respectively, in cash.

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

7.    SALE OF LEASE RECEIVABLES

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

8.    UNSOLD RESIDUAL VALUE

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

During fiscal 2004, we recorded $46,187 of debt related to $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. Refer to Note 4 for further discussions relating to the debt supporting the unsold residual value.

9.    PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2004	2003
Land	$1,638	$1,106
Buildings and leasehold improvements	59,642	64,768
Production equipment	44,424	42,480
Furniture and office equipment	210,407	205,268
Capitalized software	169,810	163,248

	485,921	476,870
Less: accumulated depreciation	321,789	299,178

	$164,132	$177,692

10.    GOODWILL

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

11.    LEASES

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

12.    CONTINGENCIES

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

We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of September 30, 2004, the maximum amount that we would be required to pay the lender is $3,150.

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

13.    SHAREHOLDERS’ EQUITY

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	September 30
	Restated 2004	Restated 2003	Restated 2002
Numerator:
Numerator for basic earnings per common share—net income	$83,694	$123,107	$148,046
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2004—$5,596; 2003—$5,662; 2002—$2,159	9,228	9,338	3,636

Numerator for diluted earnings per common share—net income	$92,922	$132,445	$151,682

Denominator:
Denominator for basic earnings per common share—weighted average common shares	146,634	145,216	143,178
Effect of dilutive securities:
Convertible Notes	19,726	19,960	7,711
Employee stock options	329	304	3,725
Employee stock awards	2,593	2,322	470

Dilutive potential common shares	22,648	22,586	11,906
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	169,282	167,802	155,084

Basic earnings per common share	$0.57	$0.85	$1.03

Diluted earnings per common share	$0.55	$0.79	$0.98

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

For additional disclosures regarding employee stock options, see Note 19.

15.    TAXES ON INCOME

Provision for income taxes:

	Fiscal Year Ended September 30
	Restated 2004		Restated 2003		Restated 2002
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$292,937	$(268,799)	$(9,338)	$66,692	$10,549	$67,293
Foreign	5,525	(2,721)	7,005	4,217	4,923	(45)
State	20,967	(20,609)	1,069	5,339	(217)	4,868

Taxes on income	$319,429	$(292,129)	$(1,264)	$76,248	$15,255	$72,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of deferred income tax assets and liabilities were as follows:

	September 30
	Restated 2004	Restated 2003
Deferred tax liabilities:
Depreciation and lease income recognition	$279,626	$793,245

Total deferred tax liabilities	279,626	793,245
Deferred tax assets:
Accrued liabilities, accounts receivable and inventory	132,360	186,188
Net operating loss carryforwards	45,090	225,835
Tax credit carryforwards	1,237	15,413
Other	2,620	1,874

Total deferred tax assets	181,307	429,310
Valuation allowance	24,291	55,171

Net deferred tax assets	157,016	374,139

Net deferred tax liabilities	$122,610	$419,106

The overall reduction of the net deferred tax liabilities was primarily associated with exiting of our North American leasing operations described in Note 3. The tax basis in both the assets that were disposed of in the Transactions and the retained U.S. lease portfolio was lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the sale of the assets as well as the runoff of the retained U.S. lease portfolio will result in a reduction to the deferred tax liabilities resulting in increased income tax payments.

Net operating loss carryforwards consist primarily of state carryforwards of $336,019, principally expiring in fiscal 2005 through 2023 and foreign carryforwards of $87,567, expiring in fiscal 2005 through 2014.

We recorded a tax benefit of $21,340 during fiscal 2004, associated with the reversal of valuation allowances as a result of the tax gain generated by the U.S. Transaction, described in Note 3, which will allow for utilization of the state net operating loss carryforwards during fiscal 2004 and fiscal 2005.

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

Pre-tax income from domestic and foreign operations was $93,892 and $17,102, respectively, in fiscal 2004, $168,126 and $29,965, respectively, in fiscal 2003, and $220,516 and $14,900, respectively, in fiscal 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

	Fiscal Year Ended September 30
	Restated 2004	Restated 2003	Restated 2002
Tax at statutory rate	$38,848	$69,332	$82,395
State income taxes, net of U.S. federal tax benefit	4,949	4,862	4,899
Net increase in tax reserves	10,345
Valuation allowance changes	(23,241)	2,486	371
Foreign including credits	(1,423)	(231)	(1,649)
Other	(2,178)	(1,465)	1,355

	$27,300	$74,984	$87,371

Net income tax payments (refunds) were $356,374, $(1,758), and $(375) in fiscal 2004, 2003, and 2002, respectively.

Undistributed earnings of our foreign subsidiaries were approximately $131,600 at September 30, 2004. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

16.    SEGMENT REPORTING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. The table below presents segment information for the fiscal years ended September 30, 2004, 2003, and 2002:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2004 (as restated)
Net sales	$1,708,470	$280,294			$1,988,764
Services	2,124,824	226,572			2,351,396
Finance income	247,568	25,823			273,391
Finance interest expense	82,178	7,238			89,416
Operating income (loss)	552,585	25,286		$(382,913)	194,958
Interest expense, net				(48,058)	(48,058)
Income before taxes					110,994
Year Ended September 30, 2003 (as restated)
Net sales	$1,736,350	$253,495			$1,989,845
Services	2,127,206	207,916			2,335,122
Finance income	365,264	22,929			388,193
Finance interest expense	141,912	6,160			148,072
Operating income (loss)	563,111	25,829		$(322,629)	266,311
Interest expense, net				(49,033)	(49,033)
Income before taxes					198,091
Year Ended September 30, 2002 (as restated)
Net sales	$1,867,081	$265,465	$4,135		$2,136,681
Services	2,244,749	160,818	7,282		2,412,849
Finance income	354,435	20,486			374,921
Finance interest expense	151,372	6,519			157,891
Restructuring reserve reversal	8,404	64	1,442	$587	10,497
Operating income (loss)	604,645	23,139	(1,752)	(336,226)	289,806
Interest expense, net				(54,389)	(54,389)
Income before taxes					235,417

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of segment assets, depreciation expense, and expenditures for fixed assets to consolidated assets, depreciation expense, and expenditures for fixed assets for the years ended September 30, 2004, 2003, and 2002 is as follows:

	IKON North America	IKON Europe	Other	Corporate and Eliminations	Total
Year Ended September 30, 2004 (as restated)
Segment assets	$1,798,332	$843,676		$1,876,405	$4,518,413
Depreciation expense	45,571	8,240		29,472	83,283
Expenditures for fixed assets	55,230	9,916		27,794	92,940
Year Ended September 30, 2003 (as restated)
Segment assets	$4,279,252	$774,829	$25	$1,546,501	$6,600,607
Depreciation expense	61,140	7,337		34,117	102,594
Expenditures for fixed assets	62,411	10,035		53,107	125,553
Year Ended September 30, 2002 (as restated)
Segment assets	$4,320,341	$734,786	$410	$1,341,781	$6,397,318
Depreciation expense	94,174	6,624	158	15,881	116,837
Expenditures for fixed assets	91,541	13,451		73,848	178,840

Our INA segment assets at September 30, 2004, decreased significantly compared to September 30, 2003 as a result of the Transactions.

The following is revenue and long-lived asset information by geographic area for the years ended and as of September 30:

	Restated 2004	Restated 2003	Restated 2002
Revenues
United States	$3,846,847	$4,001,065	$4,259,713
United Kingdom	361,883	339,425	322,050
Canada	213,402	199,950	183,309
Other	191,419	172,720	159,379

	$4,613,551	$4,713,160	$4,924,451

	Restated 2004	Restated 2003	Restated 2002
Long-Lived Assets
United States	$1,164,372	$1,103,331	$1,118,394
United Kingdom	288,319	267,525	252,948
Canada	148,457	133,886	141,812
Other	95,264	95,361	88,773

	$1,696,412	$1,600,103	$1,601,927

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

17.    PENSION AND STOCK PURCHASE PLANS

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

18.    RESTRUCTURING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.    STOCK OPTIONS

Changes in common shares under option were:

	Shares	Weighted Average Price
September 30, 2001	14,630	$9.16
Granted	3,487	11.21
Exercised	(1,595)	3.68
Cancelled	(1,756)	9.93

September 30, 2002	14,766	10.14
Granted	2,095	7.73
Exercised	(1,026)	3.09
Cancelled	(1,662)	10.57

September 30, 2003	14,173	10.28
Granted	2,139	10.84
Exercised	(2,406)	4.23
Cancelled	(736)	14.12

September 30, 2004	13,170	$11.28

Available for Grant	6,390

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

20.    FINANCIAL INSTRUMENTS

We use financial instruments in the normal course of our business, including derivative financial instruments, for purposes other than trading. These financial instruments include debt, commitments to extend credit, interest rate caps, and interest rate and currency swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

We are subject to credit risk through trade receivables, lease receivables, and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of geographic dispersion of our large customer base. However, at September 30, 2004, we had accounts receivable from GE of $215,740 (including amounts unbilled), which represents a significant concentration of our accounts receivable. Accordingly, if GE were not able to repay the amount owed to us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.

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

Long-Term Debt

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. For more information on these instruments, refer to Note 4.

The carrying amounts and fair values of our financial instruments are as follows:

	September 30
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
Bond issues	$411,423	$361,511	$415,906	$362,713
Sundry notes, bonds and mortgages	5,200	5,145	6,550	7,425
Non-Corporate Debt	816,622	811,770	3,008,715	2,416,887
Interest rate swaps	283	283	(18,637)	(18,637)

21.    QUARTERLY FINANCIAL SUMMARY (unaudited)

As described in Note 2, the Company has restated its Consolidated Financial Statements for each of the fiscal years ended September 30, 2004, 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004 (as restated)
Revenues	$1,136,237	$1,172,543	$1,157,031	$1,147,740	$4,613,551
Gross profit	430,824	433,085	428,096	404,738	1,696,743
Income before taxes on income	46,281	31,888	13,494	19,331	110,994
Net income	28,778	27,259	8,393	19,264	83,694
Basic earnings per common share	0.20	0.18	0.06	0.13	0.57
Diluted earnings per common share	0.19	0.17	0.06	0.13	0.55
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.20/7.25	13.25/11.15	13.00/10.15	12.41/10.90	13.25/7.25

2004 (as reported)
Revenues	$1,136,479	$1,184,317	$1,163,172	$1,165,852	$4,649,820
Gross profit	431,006	444,859	434,237	422,850	1,732,952
Income before taxes on income	44,440	36,706	13,078	29,762	123,986
Net income	27,664	30,173	8,141	25,576	91,554
Basic earnings per common share	0.19	0.20	0.06	0.18	0.62
Diluted earnings per common share	0.18	0.19	0.05	0.17	0.60
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.20/7.25	13.25/11.15	13.00/10.15	12.41/10.90	13.25/7.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

2003 (as restated)
Revenues	$1,157,985	$1,176,381	$1,162,187	$1,216,607	$4,713,160
Gross profit	448,872	444,664	437,267	460,872	1,791,675
Income before taxes on income	55,895	55,676	13,524	72,996	198,091
Net income	34,729	34,708	8,596	45,074	123,107
Basic earnings per common share	0.24	0.24	0.06	0.31	0.85
Diluted earnings per common share	0.22	0.22	0.06	0.29	0.79
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	8.33/6.38	8.48/6.71	9.45/7.10	9.11/6.75	9.45/6.38

2003 (as reported)
Revenues	$1,157,377	$1,179,385	$1,178,481	$1,195,669	$4,710,912
Gross profit	448,264	447,668	453,561	439,934	1,789,427
Income before taxes on income	52,161	58,509	23,606	52,097	186,373
Net income	32,470	36,422	14,695	32,430	116,017
Basic earnings per common share	0.23	0.25	0.10	0.22	0.80
Diluted earnings per common share	0.21	0.23	0.10	0.21	0.75
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	8.33/6.38	8.48/6.71	9.45/7.10	9.11/6.75	9.45/6.38

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(No response to this item is required.)

Item 9A.    Controls and Procedures

Restatement

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with our documentation, evaluation and testing of internal controls of our significant processes over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act (“SOX 404”) in order to allow our management to report on our internal controls over financial reporting, we identified deficiencies in the processes and timeliness by which we issue certain invoices. These deficiencies primarily impact revenue and accounts receivable and have a corresponding impact on deferred revenues and income taxes. These deficiencies do not affect receivables arising from our Mexican operations, receivables owing from General Electric Capital Corporation (“GE”) under our leasing relationship with GE, or receivables arising under our Legal Document Service and Business Document Service businesses.

In connection with these developments, we conducted an evaluation and comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors (collectively, the “Billing Matter”). Based on the results of the Review, our management, together with the Audit Committee of our Board of Directors, concluded that the errors related principally to revenue, accounts receivable, deferred revenues and income taxes, and that the errors had a cumulative effect over multiple periods and, therefore, we have restated our consolidated balance sheets at September 30, 2004 and 2003, and consolidated statements of income, cash flows, and changes in shareholders’ equity for the fiscal years ended September 30, 2004, 2003, and 2002 (the “Restatement”). The Restatement affected periods prior to 2002 and the impact of the Restatement on such prior periods was reflected as an adjustment to retained earnings as of October 1, 2001. In addition, the Restatement impacts all quarters of fiscal 2004 and 2003. As described in “Item 8. Financial Statements – Note 2, Restatement of Previously Issued Financial Statements”, each of the Restatement adjustments for the fiscal years ended September 30, 2004, 2003, and 2002 constitutes an “error” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

Evaluation of Disclosure Controls and Procedures

In our Annual Report on Form 10-K for the year ended September 30, 2004, filed on December 10, 2004 (the “Initial Form 10-K”) our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by the Initial Form 10-K. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms.

In connection with the Restatement, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004 pursuant to SEC Rules 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that the Billing Matter constituted a material weakness in our internal controls over financial reporting as of such date, which has caused us to amend our Initial Form 10-K for the year ended September 30, 2004, in order to restate our Consolidated Financial Statements as described above.

As a result of the Billing Matter, our management has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of September 30, 2004 in reaching a reasonable level of assurance that information required to be in our reports filed or submitted under the Exchange Act was properly processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Changes in Internal Controls over Financial Reporting

Our management discussed the Billing Matter with our Audit Committee and Independent Registered Public Accounting Firm and advised them that management believes it constitutes a material weakness in our internal controls over financial reporting. As a result, we have implemented processes designed to fairly present our financial statements including:

•	applying an error rate to the appropriate U.S. accounts receivable;

•	reclassifying billing errors from selling and administrative expense to a reduction of revenue;

•	properly stating bad debt expense and the related allowance for doubtful accounts;

•	correcting the treatment of advances we receive from GE for customer receivables as an accounts payable; and

•	recording the impact of billing errors on deferred revenues.

We have a complex billing process that is performed in several locations using multiple billing platforms. The process requires the proper initiation of a customer master record and contract to ensure consistent billing of monthly charges. Additionally, our collection of accurate meter readings from equipment is critical in order to ensure the generation of a proper bill to our customers. We are undertaking several efforts to remediate our billing errors, including:

•	redesigning and simplifying our billing process;

•	improving our meter reading collection process and reducing reliance on meter estimates; and

•	standardizing training for contract set-up and execution.

We can give no assurances that these remediation efforts will be adequate to fully remediate the Billing Matter, or that the efforts will be completed on or prior to September 30, 2005. Currently, management does not expect that the remediation will be completed on or prior to September 30, 2005. If the Billing Matter is not remedied on or prior to September 30, 2005, it would constitute a material weakness as defined by the Public Company Accounting Oversight Board and we would disclose it as such in Management’s Report on Internal Controls over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ending September 30, 2005.

As reported in our Initial Form 10-K, during the six-months ended September 30, 2004, GE acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon our request, GE’s external auditors to perform certain audit procedures and issue annual and quarterly reports relating to GE’s servicing of such portfolios (“Servicing Controls”), including a Type II Statement on Auditing Standards (“SAS”) 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform us of any identified weakness relating to the Servicing Controls and to provide us with an opportunity to review and understand such findings in advance of our fiscal year reporting requirements. We believe that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

The Type II SAS 70 Report obtained from GE identified certain control deficiencies relating to the Servicing Controls. In response, GE performed an analysis of the related controls and then initiated and completed certain remedial measures designed to address the identified control deficiencies. Based on our own analysis and the remediation efforts completed to date, we do not believe that the identified control deficiencies had, or are likely to have, a material impact on our internal controls over financial reporting.

In addition to the Billing Matter, we have identified other deficiencies that we have remediated or are in the process of implementing remediation plans. We are continuing to document, review and evaluate the design effectiveness of our internal controls over financial reporting and are executing our testing plan of such controls as required under SOX 404. Consequently, we may identify additional areas where disclosure and corrective measures are advisable or required. We have assigned the highest priority to the short and long-term correction of the internal control deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address the identified control deficiencies.

Other than the internal control issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that there have been no changes in internal controls over financial reporting that occurred during the period covered by this Amended Report on Form 10-K/A that have materially affected, or are reasonably likely to affect materially, our internal controls over financial reporting.

In light of the material weakness in our internal controls described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Item 9B.    Other Information

(No response to this item is required.)

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 23, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference. Additional information regarding executive officers appearing under “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference. The information presented in the 2005 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference. Information regarding executive officers contained in Part I, Item 4A of this Form 10-K/A is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2004 (as restated)
Allowance for doubtful accounts	$6,894	$7,642		$7,312	(1)	$7,224
Lease default reserve	58,477	28,226		80,257	(2)	6,446
Deferred tax valuation allowance	55,171	(23,241)		7,639	(3)	24,291

Year Ended September 30, 2003 (as restated)
Allowance for doubtful accounts	$10,278	$8,437		$11,821	(1)	$6,894
Lease default reserve	58,148	67,922		67,593	(1)	58,477
Deferred tax valuation allowance	51,790	2,486		(895)		55,171

Year Ended September 30, 2002 (as restated)
Allowance for doubtful accounts	$19,420	$3,520		$12,662	(1)	$10,278
Lease default reserve	69,784	67,730		79,366	(1)	58,148
Deferred tax valuation allowance	63,225	371		11,806	(3)	51,790

(1)	Accounts written-off during the year, net of recoveries.
(2)	Accounts written-off during the year, net of recoveries. In addition, $58,293 of lease default reserves were sold to GE as part of the Transactions. See Note 3 to the consolidated financial statements for additional information.
(3)	Primarily represents the expiration of net operating losses and tax credits for which evaluation allowance was provided.

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

(a)(3) List of Exhibits*

Sale of Certain Assets and Liabilities Relating to our Leasing Operations in the U.S. and Canada

2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON, IOS Capital, LLC and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated December 15, 2003 is incorporated herein by reference.

2.2	First Amendment dated March 31, 2004 to the Asset Purchase Agreement dated December 10, 2003, between IKON and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

2.3	Asset Purchase Agreement dated March 31, 2004, between IKON, an Ontario corporation, and Heller Financial Canada, filed as Exhibit 2.2 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

2.4	Assignment and Amendment Agreement dated June 30, 2004, among Heller Financial Canada, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, IKON, and IKON Office Solutions Northern Ltd., to the Asset Purchase Agreement dated March 31, 2004, between IKON Canada and Heller Financial Canada, filed as Exhibit 2.1 to IKON’s Form 8-K dated July 7, 2004 is incorporated herein by reference.
Corporate Documents

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1998 Form 10-K is incorporated herein by reference.

3.3	Code of Regulations of IKON, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.
Credit Facility

4.1	Credit Agreement dated July 28, 2004, among IKON (as U.S. Borrower), IKON Office Solutions Group, PLC (as U.K. borrower) and various institutional lenders, with Wachovia Bank National Association, as Administrative Agent, Collateral Agent, Swingline Lender, Alternative Currency Lender, and Issuing Lender, filed as Exhibit 10.1 to IKON’s Form 8-K dated August 2, 2004 is incorporated herein by reference.
Corporate Indentures and Related Documents

4.2	Indenture dated as of December 11, 1995, between IKON and First Union Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177 is incorporated herein by reference.

4.3	Indenture dated May 13, 2002, by and among IKON, IOS Capital, LLC (“IOSC”), and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.1 to IKON’s Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.4	Registration Rights Agreement dated May 13, 2002, among IKON and Deutsche Bank Securities, Inc., Bank of America Securities, LLC, and JP Morgan Securities, Inc., filed as Exhibit 4.2 to IKON’s
Form 10-Q for the quarter ended June 30, 2002 is incorporated herein by reference.

4.5	Pursuant to Regulation S-K item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

10.1	Indenture dated as of July 1, 1995, between IOSC and Chase Manhattan Bank, N.A., as Trustee (the “IOSC Indenture”), filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

10.2	Amendment Number 1 dated June 4, 1997, to the IOSC Indenture, filed as Exhibit 4.2 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

10.3	Amendment Number 2 dated June 12, 2001, to the IOSC Indenture, filed as Exhibit 4.3 to IOSC’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

10.4	Amendment Number 3 dated March 15, 2002, to the IOSC Indenture, filed as Exhibit 4.4 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

10.5	Amendment Number 4 dated June 16, 2003, to the IOSC Indenture, filed as Exhibit 10.5 to IKON’s 2003 Form 10-K is incorporated herein by reference.

10.6	Distribution Agreement dated as of June 4, 1997, between IOSC and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.7	Distribution Agreement dated as of June 30, 1995, between IOSC and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

10.8	Rights Agreement dated as of February 10, 1988, between IKON and National City Bank, filed on February 11, 1988 as Exhibit 1 to IKON’s Registration Statement on Form 8-A is incorporated herein by reference.

10.9	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.
Leasing Programs

10.10	Program Agreement dated March 31, 2004, between IKON and General Electric Capital Corporation, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 6, 2004 is incorporated herein by reference.

10.11	Canadian Rider, dated June 30, 2004, among IKON Office Solutions, Inc., General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, and IKON Office Solutions Northern Ltd., to the Program Agreement dated March 31, 2004 among IKON, General Electric Capital Corporation, and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated July 7, 2004 is incorporated herein by reference.
Unisource Spin-Off

10.12	Distribution Agreement between IKON and Unisource Worldwide, Inc. (“Unisource”) dated as of November 20, 1996, filed as Exhibit 2.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.13	Tax Sharing and Indemnification Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.1 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.

10.14	Benefits Agreement between IKON and Unisource dated as of November 20, 1996, filed as Exhibit 10.5 to Unisource’s Registration Statement on Form 10 (effective November 26, 1996) is incorporated herein by reference.
Compensatory Plans

10.15	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

10.16	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.17	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.18	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K is incorporated herein by reference.**

10.19	Amendment to 1986 Stock Option Plan, filed as Exhibit 10.22 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.20	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996 is incorporated herein by reference.**

10.21	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.22	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K is incorporated herein by reference.

10.23	2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number
333-40108) is incorporated herein by reference.**

10.24	2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.25	2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108) is incorporated herein by reference.**

10.26	2003 IKON Office Solutions, Inc. Non-Employee Directors’ Compensation Plan, filed as Exhibit A to IKON’s 2003 Proxy Statement on January 15, 2003 is incorporated herein by reference.**

10.27	2003 IKON Office Solutions, Inc. Employee Equity Incentive Plan, filed as Exhibit B to IKON’s 2003 Proxy Statement on January 15, 2003 is incorporated herein by reference.**

10.28	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.29	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.30	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.31	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K is incorporated herein by reference.**

10.32	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K is incorporated herein by reference.**

10.33	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.34	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.42 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.35	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.43 to IKON’s 2000 Form 10-K is incorporated herein by reference.**

10.36	Amendment Number 2004-1, dated as of January 20, 2004, to the Executive Deferred Compensation Plan, filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.**

Management Contracts

10.37	Executive Employment Agreement for Matthew J. Espe, filed as Exhibit 99.1 to IKON’s Form 8-K dated November 4, 2002 is incorporated herein by reference.**

10.38	Executive Employment Agreement for Don H. Liu dated March 23, 2003, filed as Exhibit 10.33 to IKON’s Form 10-K for the fiscal year ended 2003 is incorporated herein by reference.**

10.39	Executive Employment Agreement for William S. Urkiel dated May 10, 2003, filed as Exhibit 10.34 to IKON’s Form 10-K for the fiscal year ended 2003 is incorporated herein by reference.**

10.40	Executive Employment Agreement for Beth B. Sexton, filed as Exhibit 10.4 to IKON’s Form 10-Q for the quarter ended March 31, 2002 is incorporated herein by reference.**

10.41	Letter dated July 29, 2004 from Matthew J. Espe to William S. Urkiel Amending the Terms of his Executive Employment Agreement.**

10.42	Senior Executive Employment Agreement for Brian D. Edwards dated August 9, 2004.**

10.43	Senior Executive Employment Agreement for Robert F. Woods, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 23, 2004 is incorporated herein by reference.**
Asset-Backed Securitization Transaction—2002

10.44	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.45	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.46	Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc., and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.

10.47	Insurance and Indemnity Agreement, dated May 30, 2002, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002 is incorporated herein by reference.
Asset-Backed Securitization Transaction—2003

10.48	Indenture, dated as of April 1, 2003, among the IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.49	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.50	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.51	Insurance and Indemnity Agreement, dated April 23, 2003, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.

10.52	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003 is incorporated herein by reference.
Miscellaneous

10.53	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, PA 19355, filed as Exhibit 10.80 to IKON’s 2003 Form 10-K is incorporated herein reference.***

12.1	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of IKON.***

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.
**	Management contract or compensatory plan or arrangement.
***	Previously filed.

(b) The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(c) The response to this portion of Item 15 is contained on page 90 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A for the fiscal year ended September 30, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON OFFICE SOLUTIONS, INC.

Date: July 8, 2005

By:	/s/ ROBERT F. WOODS
(Robert F. Woods) Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. ESPE (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	July 8, 2005

/s/ ROBERT F. WOODS (Robert F. Woods)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 8, 2005

/s/ THEODORE E. STRAND (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	July 8, 2005

/s/ JUDITH M. BELL (Judith M. Bell)	Director	July 8, 2005

/s/ PHILIP E. CUSHING (Philip E. Cushing)	Director	July 8, 2005

/s/ THOMAS R. GIBSON (Thomas R. Gibson)	Director	July 8, 2005

/s/ RICHARD A. JALKUT (Richard A. Jalkut)	Director	July 8, 2005

/s/ ARTHUR E. JOHNSON (Arthur E. Johnson)	Director	July 8, 2005

/s/ KURT M. LANDGRAF (Kurt M. Landgraf)	Director	July 8, 2005

/s/ GERALD LUTERMAN (Gerald Luterman)	Director	July 8, 2005

/S/ WILLIAM E. MCCRACKEN (William E. McCracken)	Director	July 8, 2005

/s/ WILLIAM L. MEDDAUGH (William L. Meddaugh)	Director	July 8, 2005

/s/ ANTHONY P. TERRACCIANO (Anthony P. Terracciano)	Director	July 8, 2005