Form 10-Q/A
period 2004-12-31
IKON OFFICE SOLUTIONS INC
filed 2005-07-08
CIK 3370

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 4, 2005:

Common Stock, no par value    140,633,100 shares

EXPLANATORY NOTE

This Amendment to the Registrant’s (the “Company”) Quarterly Report on Form 10-Q for the three months ended December 31, 2004 (the “Amendment”) is being filed (i) to restate certain amounts to correct our financial statements as explained further below (see also “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements,” for discussion of significant changes), (ii) to revise disclosures of the Company’s Condensed Consolidated Financial Statements for the three months ending December 31, 2004, (iii) to amend “Item 4. Controls and Procedures,” to disclose certain matters identified in connection with the Company’s evaluation, under the supervision and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the U.S. Securities and Exchange Commission (“SEC”) Rules 13a-15 and 15d-15 under the Exchange Act and (iv) to amend Items 1, 2, and 4 in Part I and the “Forward-Looking Information” section. The Company has also made conforming updates to the index and signature page. Items not being amended and restated are presented for the convenience of the reader only. This Amendment continues to describe conditions as of the date of the original filing of the Quarterly Report on Form 10-Q for the three months ending December 31, 2004 and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating specifically to the restatement, and items relating specifically to disclosure controls and procedures. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the original Quarterly Report on Form 10-Q for the three months ending December 31, 2004. Information in such reports and documents updates and supercedes certain information contained in this Amendment.

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of the Company’s internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, the Company identified deficiencies in the processes and timeliness by which it issues and adjusts certain invoices. The identified deficiencies result principally from the centralization of billing centers and the migration to a new billing platform and relate to certain of the Company’s U.S. trade accounts receivable, and do not affect receivables arising under the Company’s Mexican operations, receivables owing from General Electric Capital Corporation (“GE”) under the Company’s leasing relationship with GE, or receivables arising under the Company’s Legal Document Service and Business Document Service businesses. In connection with these developments, the Company’s management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. On April 28, 2005, the Company reported on Form 8-K that it would restate its previously issued financial statements included in the Company’s Form 10-K for fiscal 2004 and Form 10-Q for the three months ending December 31, 2004, due to the impact of the identified deficiencies. Accordingly, in this Amendment the Company is restating its consolidated balance sheets (unaudited) at December 31, 2004 and September 30, 2004, and consolidated statements of income (unaudited) and cash flows (unaudited) for the three months ending December 31, 2004 and 2003 (the “Restatement”) for the impact of billing errors and other identified adjustments as a result of the Review. As a result of the Review the Company has restated:

•	revenues, accounts receivable and deferred revenues for all periods presented to reflect the impact of billing errors;

•	the allowance for doubtful accounts and bad debt expense for all periods presented to reflect only the impact on accounts receivable of credit losses due to the inability of customers to pay;

•	revenues and selling and administrative expense for all periods presented for the reclassification of billing error corrections which were incorrectly recorded as selling and administrative expense rather than as a reduction of revenue;

•	income and deferred income taxes for all periods presented for the tax impact of the above items;

•	the Company’s balance sheets for all periods presented to reclassify certain accounts receivable which were previously recorded as a reduction of deferred revenues; and

•	the Company’s balance sheet at September 30, 2004, to record accounts receivable from the Company’s customers and a corresponding liability to GE for invoices billed and collected by GE on the Company’s behalf and advanced by GE to the Company prior to payment by the Company’s customers.

These adjustments resulted in an increase in previously reported net income and earnings per share for the three months ending December 31, 2004 and 2003 of $4.6 million, or $0.02 per diluted share and $1.1 million, or $0.00 per diluted share, respectively.

The Restatement affected periods prior to fiscal 2004 and the impact of the Restatement on such prior periods of $(30,032) was reflected as an adjustment to retained earnings as of October 1, 2003.

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

The majority of the changes reflected in this Amendment are set forth on pages 1, 3-7, 10-17, 27, 29 and 39-41, however, readers are strongly encouraged to read this Amendment in its entirety.

IKON OFFICE SOLUTIONS, INC.

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in, or incorporated by reference in, this Form 10-Q/A, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following: the expected impact and use of proceeds from our transactions with General Electric Capital Corporation (“GE”) and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada; earnings, revenue, cash flow, margin, and cost-savings projections; core business growth opportunities and increasing market share; infrastructure and operational leverage and efficiency initiatives; our ability to repay debt; the run-off of our retained U.S. lease portfolio; the expensing of our stock options; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of our ongoing conversion to a common enterprise resource planning (“ERP”) system, which is primarily based on the Oracle E-Business Suite (the “ERP Conversion”); anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; our ability to remediate control deficiencies identified in our billing and trade accounts receivable processes; our ability to have effective internal controls over financial reporting at September 30, 2005; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in these forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail in this Form 10-Q/A): our ability to successfully integrate our equipment distribution business with a third-party finance vendor program, which involves the integration and transition of complex systems and processes; operating in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry; delays, difficulties, management transitions, and employment issues associated with consolidations and/or changes in business operations, including our ERP Conversion; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal, and political issues associated with international operations; our ability to access capital and meet our debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions.

Billing and Trade Accounts Receivable. Our ability to timely issue accurate invoices is critical to ensuring accurate recording of our revenue and trade accounts receivable. We identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices (See “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements”) and have implemented processes designed to fairly present our financial statements. Our inability to continue to remediate these deficiencies could result in a material adverse impact on our financial position and results of operations.

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

Third-party Finance Vendor Relationships. If we are unable to continue to successfully integrate our equipment distribution business with third-party finance vendors under our program agreement (the “U.S. Program Agreement”) with GE and our rider to the U.S. Program Agreement with GE in Canada (the “Canadian Rider;” together with the U.S. Program Agreement, the “Program Agreements”), which involves the integration and transition of complex systems and processes, our liquidity, financial position, and results of operations may be adversely affected. Prior to our entry into the Program Agreements, significant portions of our profits were derived from our leasing operations in the U.S. and Canada. Currently, we are entitled to receive certain fees under the Program Agreements for future leases funded by GE. We intend to use these fees as well as the proceeds from the sale of our North American leasing operations to implement certain strategies, including, among other things, to enhance our core business of document management solutions, reduce our debt, and repurchase shares of our common stock. Our failure to successfully implement these strategies could have a material adverse effect on our liquidity, financial position, and results of operations.

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

Liquidity. We maintain a $200 million secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165.6 million at December 31, 2004. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due May 2007 (the “Convertible Notes”) have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100 million. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250 million during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150 million. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150 million allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72.7 million of the $150 million allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2 to the Condensed Consolidated Financial Statements).

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

International Operations. We have international operations in Canada, Mexico, and Western Europe. Approximately 18% of our revenues are derived from our international operations, and approximately 74% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

Internal Controls. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal controls over financial reporting, including management’s assessment of the effectiveness of such controls. Internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal controls over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	Restated December 31, 2004	Restated September 30, 2004
Assets
Cash and cash equivalents	$292,241	$472,951
Restricted cash	26,721	27,032
Accounts receivable, less allowances of: December 31, 2004 - $6,789; September 30, 2004—$7,224	754,570	728,634
Finance receivables, less allowances of: December 31, 2004 - $2,870; September 30, 2004—$2,514	444,154	457,615
Inventories	289,510	233,345
Prepaid expenses and other current assets	72,122	81,188
Deferred taxes	61,469	64,481

Total current assets	1,940,787	2,065,246

Long-term finance receivables, less allowances of: December 31, 2004—$3,963; September 30, 2004—$3,932	672,847	753,146

Equipment on operating leases, net of accumulated depreciation of: December 31, 2004—$80,356; September 30, 2004—$76,456	88,191	78,673

Property and equipment, net of accumulated depreciation of: December 31, 2004—$328,886; September 30, 2004—$321,789	159,421	164,132

Goodwill	1,316,704	1,286,564

Unsold residual value (Note 3)	58,370	45,548

Other assets	121,366	125,104

Total Assets	$4,357,686	$4,518,413

Liabilities and Shareholders’ Equity
Current portion of corporate debt	$5,265	$62,085
Current portion of debt supporting finance contracts and unsold residual value	402,834	439,941
Notes payable	864	938
Trade accounts payable	269,451	307,170
Accrued salaries, wages, and commissions	80,641	124,808
Deferred revenues	113,923	116,682
Taxes payable	105,943	52,976
Other accrued expenses	150,845	170,741

Total current liabilities	1,129,766	1,275,341

Long-term corporate debt	742,036	741,857

Long-term debt supporting finance contracts and unsold residual value	384,430	422,868

Deferred taxes	150,864	187,091

Other long-term liabilities	218,774	203,538

Commitments and contingencies (Note 10)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: December 31, 2004—150,196 shares; September 30, 2004—149,955 shares, shares outstanding: December 31, 2004—140,381 shares; September 30, 2004—142,133 shares	1,025,746	1,022,842
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Deferred compensation	210	209
Unearned compensation	(5,557)	(2,448)
Retained earnings	738,226	723,847
Accumulated other comprehensive income	69,687	20,195
Cost of common shares in treasury: December 31, 2004—8,909 shares; September 30, 2004—7,196 shares	(96,496)	(76,927)

Total Shareholders’ Equity	1,731,816	1,687,718

Total Liabilities and Shareholders’ Equity	$4,357,686	$4,518,413

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31
	Restated 2004	Restated 2003
Revenues
Net sales	$464,711	$450,804
Services	601,454	586,422
Finance income	30,806	99,011

	1,096,971	1,136,237

Costs and Expenses
Cost of goods sold	330,885	318,249
Services costs	361,672	352,226
Finance interest expense	7,888	34,938
Selling and administrative	351,450	374,385

	1,051,895	1,079,798

Operating income	45,076	56,439
Loss from early extinguishment of debt		73
Interest expense, net	12,803	10,085

Income before taxes on income	32,273	46,281
Taxes on income	11,033	17,503

Net income	$21,240	$28,778

Basic Earnings Per Common Share
Net income	$0.15	$0.20

Diluted Earnings Per Common Share
Net income	$0.14	$0.18

Cash dividends per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended December 31
	Restated 2004	Restated 2003

Cash Flows from Operating Activities
Net income	$21,240	$28,778
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	19,325	22,360
Amortization	1,202	3,159
Provisions for losses on accounts receivable	3,297	5,602
Deferred income taxes	(33,216)	13,216
Provision for lease default reserves	288	14,124
Pension expense	10,938	13,779
Non-cash interest expense on debt supporting unsold residual value	500
Loss from early extinguishment of debt		73
Changes in operating assets and liabilities
Increase in accounts receivable	(21,369)	(9,987)
Increase in inventories	(52,925)	(23,132)
Decrease (increase) in prepaid expenses and other current assets	8,711	(5,007)
Decrease in accounts payable, deferred revenues and accrued expenses	(51,616)	(183,342)
Other	1,492	(1,326)

Net cash used in operating activities	(92,133)	(121,703)

Cash Flows from Investing Activities
Expenditures for property and equipment	(4,848)	(4,471)
Expenditures for equipment on operating leases	(13,856)	(12,297)
Proceeds from sale of property and equipment	643	808
Proceeds from sale of equipment on operating leases	975	2,883
Proceeds from the sale of finance receivables	61,428
Finance receivables—additions	(88,159)	(380,802)
Finance receivables—collections	136,106	382,148
Other	(3,804)	(2,557)

Net cash provided by (used in) investing activities	88,485	(14,288)

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	230	3,045
Short-term corporate debt repayments, net	(91)	(2,505)
Repayment of other borrowings	(1,981)
Long-term corporate debt repayments	(57,496)	(4,795)
Debt supporting finance contracts—issuances	5,926	196,049
Debt supporting finance contracts—repayments	(103,905)	(210,175)
Dividends paid	(5,667)	(5,860)
Decrease (increase) in restricted cash	311	(17,895)
Proceeds from option exercises and sale of treasury shares	712	1,805
Purchase of treasury shares	(21,916)	(181)

Net cash used in financing activities	(183,877)	(40,512)

Effect of exchange rate changes on cash and cash equivalents	6,815	(806)

Net decrease in cash and cash equivalents	(180,710)	(177,309)
Cash and cash equivalents at beginning of year	472,951	360,030

Cash and cash equivalents at end of period	$292,241	$182,721

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site Managed Services, customized workflow solutions, and comprehensive support through our service force of 16,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe. References herein to “we,” “us,” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

Throughout these notes to the condensed consolidated financial statements, certain prior period comparisons reflect the balances and amounts on a restated basis. For information on the restatement, see Note 2.

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended September 30, 2004.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in the first quarter of fiscal years 2005 and 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended December 31
	Restated 2004	Restated 2003
Net income as reported	$21,240	$28,778
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(1,493)	(1,644)

Net income, as adjusted	$19,747	$27,134

Basic earnings per common share:
Net income as reported	$0.15	$0.20
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)

Basic earnings per common share, as adjusted	$0.14	$0.19

Diluted earnings per common share:
Net income as reported	$0.14	$0.19
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)

Diluted earnings per common share, as adjusted	$0.13	$0.18

Pending Accounting Changes

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $130,000. The related potential range of income tax is between $0 and $7,000.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of these awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, we are in the process of selecting between one of three transition methods available to us under SFAS 123R. Accordingly, we have not yet determined the

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented above.

Also in December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial statements.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices. The identified deficiencies result primarily from the centralization of billing centers and the migration to a new billing platform and relate to certain of our U.S. trade accounts receivable, and do not affect receivables arising under our Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Service and Business Document Service businesses. In connection with these developments, the Company’s management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. Accordingly, we have restated our consolidated balance sheets at December 31, 2004 (unaudited) and September 30, 2004, and consolidated statements of income (unaudited) and cash flows (unaudited) for the three months ended December 31, 2004 and 2003 (the “Restatement”) for the impact of billing errors and other identified adjustments (described further below) as a result of the Review. The Restatement affected periods prior to fiscal 2004 and the impact of the Restatement on such prior periods of $(30,032) was reflected as an adjustment to retained earnings as of October 1, 2003. Set forth below are the Restatement adjustments, each of which is an “error” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In addition, we determined that amounts owed by customers for services provided by us but which were not yet invoiced were improperly recorded as a reduction of deferred revenues. As a result, we have reclassified these amounts from deferred revenue to accounts receivable for all periods presented. This adjustment did not have an impact on net income or earnings per share.

Advances from GE

As a result of the U.S. Transaction, GE bills and collects certain trade accounts receivable on the Company’s behalf. Upon billing, GE advances the Company for the customer receivable prior to collections. Historically, we did not recognize accounts receivable from our customers and a corresponding liability to GE for these types of transactions. In addition to the billing error described above and as a result of the Review, we have determined that an accounts receivable from the customer and a corresponding liability to GE should be recognized for cash received from GE which has not yet been collected from our customers. Accordingly, we have restated the consolidated balance sheets, as of December 31, 2004 and September 30, 2004, to increase accounts receivable and accounts payable to appropriately reflect amounts due from customers and amounts payable to GE. This adjustment did not have an impact on net income or earnings per share.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Financial Statement Impact

The following table presents the impact of the Restatement adjustments on our previously reported results as of December 31, 2004 and September 30, 2004, and for the three months ended December 31, 2004 and 2003:

Statements of Income:

	Three Months Ended December 31, 2004
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$461,897	$464,711	$2,814	(a)
Services	602,948	601,454	(1,494	)(b)
Finance income	30,806	30,806

	1,095,651	1,096,971	1,320

Costs and Expenses:
Cost of goods sold	330,885	330,885
Services costs	361,672	361,672
Finance interest expense	7,888	7,888
Selling and administrative	357,755	351,450	(6,305	)(c)

	1,058,200	1,051,895	(6,305)

Operating income	37,451	45,076	7,625
Interest expense, net	12,803	12,803

Income before taxes on income	24,648	32,273	7,625
Taxes on income	8,021	11,033	3,012	(d)

Net income	$16,627	$21,240	$4,613

Basic Earnings Per Common Share
Net income	$0.12	$0.15	$0.03

Diluted Earnings Per Common Share
Net income	$0.12	$0.14	$0.02

Statement of Income components increased (decreased) as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$3,271
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(457)

	Net increase	$2,814

(b)	Services
	Adjustment for the impact of billing errors	$36
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(1,530)

	Net decrease	$(1,494)

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(1,987)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(4,318)

	Net decrease	$(6,305)

(d)	Taxes on Income
	Net increase to taxes on income due to above adjustments	$3,012

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended December 31, 2003
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$451,698	$450,804	$(894	)(a)
Services	585,770	586,422	652	(b)
Finance income	99,011	99,011

	1,136,479	1,136,237	(242)

Costs and Expenses:
Cost of goods sold	318,249	318,249
Services costs	352,226	352,226
Finance interest expense	34,938	34,938
Selling and administrative	376,468	374,385	(2,083	)(c)

	1,081,881	1,079,798	(2,083)

Operating income	54,598	56,439	1,841
Loss from early extinguishment of debt	73	73
Interest expense, net	10,085	10,085

Income before taxes on income	44,440	46,281	1,841
Taxes on income	16,776	17,503	727	(d)

Net income	$27,664	$28,778	$1,114

Basic Earnings Per Common Share
Net income	$0.19	$0.20	$0.01

Diluted Earnings Per Common Share
Net income	$0.18	$0.18	$0.00

Statement of Income components increased (decreased) as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$(648)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(246)

	Net decrease	$(894)

(b)	Services
	Adjustment for the impact of billing errors	$1,476
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(824)

	Net increase	$652

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(1,070)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(1,013)

	Net decrease	$(2,083)

(d)	Taxes on Income
	Net increase to taxes on income due to above adjustments	$727

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheets:

	December 31, 2004
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$292,241	$292,241
Restricted cash	26,721	26,721
Accounts receivable, less allowances of $22,177 (as reported) and $6,789 (as restated)	786,526	754,570	$(31,956	)(a)
Finance receivables, net	444,154	444,154
Inventories	289,510	289,510
Prepaid expenses and other current assets	72,122	72,122
Deferred taxes	39,974	61,469	21,495	(b)

Total current assets	1,951,248	1,940,787	(10,461)

Long-term finance receivables, net	672,847	672,847
Equipment on operating leases, net	88,191	88,191
Property and equipment, net	159,421	159,421
Goodwill	1,316,704	1,316,704
Unsold residual value	58,370	58,370
Other assets	121,366	121,366

Total Assets	$4,368,147	$4,357,686	$(10,461)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$5,265	$5,265
Current portion of debt supporting finance contracts and unsold residual value	402,834	402,834
Notes payable	864	864
Trade accounts payable	244,333	269,451	$25,118	(c)
Accrued salaries, wages and commissions	80,641	80,641
Deferred revenues	116,223	113,923	(2,300	)(d)
Taxes payable	105,943	105,943
Other accrued expenses	150,845	150,845

Total current liabilities	1,106,948	1,129,766	22,818

Long-term corporate debt	742,036	742,036
Long-term debt supporting finance contracts and unsold residual value	384,430	384,430
Deferred taxes	150,864	150,864
Other long-term liabilities	218,774	218,774

SHAREHOLDERS’ EQUITY
Common stock, no par value	1,025,746	1,025,746
Series 12 preferred stock, no par value
Deferred compensation	210	210
Unearned compensation	(5,557)	(5,557)
Retained earnings	771,505	738,226	(33,279	)(e)
Accumulated other comprehensive income	69,687	69,687
Cost of common shares in treasury	(96,496)	(96,496)

Total Shareholders’ Equity	1,765,095	1,731,816	(33,279)

Total Liabilities and Shareholders’ Equity	$4,368,147	$4,357,686	$(10,461)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance sheet components increased (decreased) due to the following:

(a)	Accounts Receivable, net
	Adjustment for the impact of billing errors	$(98,388)
	Adjustment for the overstatement of the allowance for doubtful accounts	24,045
	Adjustment for the accounting for advances from GE	25,118
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(31,956)

(b)	Deferred Taxes
	Net increase for deferred tax impact related to the Restatement	$21,495

(c)	Trade Accounts Payable
	Adjustment for the accounting for advances from GE	$25,118

(d)	Deferred Revenue
	Adjustment for the impact of billing errors	$(19,569)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(2,300)

(e)	Retained Earnings
	Net increase to retained earnings for Restatement adjustments (net of taxes) in fiscal 2005	$4,613
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2004	(37,892)

	Net decrease	$(33,279)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheets:

	September 30, 2004
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$472,951	$472,951
Restricted cash	27,032	27,032
Accounts receivable, less allowances of $20,112 (as reported) and $7,224 (as restated)	772,635	728,634	$(44,001	)(a)
Finance receivables, net	457,615	457,615
Inventories	233,345	233,345
Prepaid expenses and other current assets	81,188	81,188
Deferred taxes	39,974	64,481	24,507	(b)

Total current assets	2,084,740	2,065,246	(19,494)

Long-term finance receivables, net	753,146	753,146
Equipment on operating leases, net	78,673	78,673
Property and equipment, net	164,132	164,132
Goodwill	1,286,564	1,286,564
Unsold residual value	45,548	45,548
Other assets	125,104	125,104

Total Assets	$4,537,907	$4,518,413	$(19,494)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$62,085	$62,085
Current portion of debt supporting finance contracts and unsold residual value	439,941	439,941
Notes payable	938	938
Trade accounts payable	285,603	307,170	$21,567	(c)
Accrued salaries, wages and commissions	124,808	124,808
Deferred revenues	119,851	116,682	(3,169	)(d)
Taxes payable	52,976	52,976
Other accrued expenses	170,741	170,741

Total current liabilities	1,256,943	1,275,341	18,398

Long-term corporate debt	741,857	741,857
Long-term debt supporting finance contracts and unsold residual value	422,868	422,868
Deferred taxes	187,091	187,091
Other long-term liabilities	203,538	203,538

SHAREHOLDERS’ EQUITY
Common stock, no par value	1,022,842	1,022,842
Series 12 preferred stock, no par value
Deferred compensation	209	209
Unearned compensation	(2,448)	(2,448)
Retained earnings	761,739	723,847	(37,892	)(e)
Accumulated other comprehensive income	20,195	20,195
Cost of common shares in treasury:	(76,927)	(76,927)

Total Shareholders’ Equity	1,725,610	1,687,718	(37,892)

Total Liabilities and Shareholders’ Equity	$4,537,907	$4,518,413	$(19,494)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance sheet components increased (decreased) due to the following:

(a)	Accounts Receivable, net
	Adjustment for the impact of billing errors	$(105,490)
	Adjustment for the overstatement of the allowance for doubtful accounts	22,653
	Adjustment for the accounting for advances from GE	21,567
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(44,001)

(b)	Deferred Taxes
	Net increase for deferred tax impact related to the Restatement	$24,507

(c)	Trade Accounts Payable
	Adjustment for the accounting for advances from GE	$21,567

(d)	Deferred Revenue
	Adjustment for the impact of billing errors	$(20,438)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(3,169)

(e)	Retained Earnings
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2004	$(7,860)
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2003	(30,032)

	Net decrease	$(37,892)

3. NOTES PAYABLE AND LONG-TERM DEBT

Long-term corporate debt and notes payable consisted of:

	December 31, 2004	September 30, 2004
Bond issues	$354,784	$411,423
Convertible subordinated notes	290,000	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	8,546	8,622

	748,165	804,880
Less: current maturities	6,129	63,023

	$742,036	$741,857

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	December 31, 2004	September 30, 2004
Lease-backed notes	$585,462	$683,086
Asset securitization conduit financing	135,783	129,668
Notes payable to banks	6,508	3,868
Debt supporting unsold residual value	59,511	46,187

	787,264	862,809
Less: current maturities	402,834	439,941

	$384,430	$422,868

Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

During the first quarter of fiscal 2005, we repaid $97,624 of lease-backed notes.

Asset Securitization Conduit Financing Agreements

As of December 31, 2004, IKON Capital, PLC, our leasing subsidiary in the United Kingdom, had approximately $29,175 available under its asset securitization conduit financing agreement (the “Conduit”). During the three months ended December 31, 2004, IKON Capital, PLC repaid $3,453 in connection with the Conduit. No additional borrowings were made in connection with the Conduit during the first quarter of fiscal 2005. During the third quarter of fiscal 2005, we received a waiver to the Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due May 2007 (the “Convertible Notes”) have not been converted to equity or refinanced and minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

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

4. SALE OF LEASE RECEIVABLES

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

During the first quarter of 2005, we sold lease receivables totaling $61,428 for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

5. GOODWILL

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

6. SHARE REPURCHASES

In March 2004, our Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”). From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During the first quarter of fiscal 2005, we repurchased 1,957 shares of our outstanding common stock for $21,797, leaving $150,629 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7. COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended December 31
	Restated 2004	Restated 2003
Net income	$21,240	$28,778
Foreign currency translation adjustments	49,227	39,373
Gain on derivative financial instruments, net of tax expense of: $170 and $2,186 for the three months ended December 31, 2004 and 2003, respectively	265	3,885

Total comprehensive income	$70,732	$72,036

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

8. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended December 31
	Restated 2004	Restated 2003
Numerator:
Numerator for basic earnings per common share—net income	$21,240	$28,778
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes	2,248	2,354

Numerator for diluted earnings per common share—net income	$23,488	$31,132

Denominator:
Denominator for basic earnings per common share—weighted average common shares	141,477	146,503
Effect of dilutive securities:
Convertible Notes	19,295	19,960
Employee stock options	420	328
Employee stock awards	2,054	2,376

Dilutive potential common shares	21,769	22,664
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	163,246	169,167

Basic earnings per common share	$0.15	$0.20

Diluted earnings per common share	$0.14	$0.18

We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

9. SEGMENT REPORTING

The table below presents segment information for the three months ended December 31, 2004 and 2003:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Three Months Ended December 31, 2004 (as restated)
Net sales	$388,298	$76,413		$464,711
Services	540,323	61,131		601,454
Finance income	24,051	6,755		30,806
Finance interest expense	6,158	1,730		7,888
Operating income (loss)	114,137	6,915	$(75,976)	45,076
Interest expense, net			(12,803)	(12,803)
Income before taxes				32,273

Three Months Ended December 31, 2003 (as restated)
Net sales	$383,857	$66,947		$450,804
Services	531,957	54,465		586,422
Finance income	92,919	6,092		99,011
Finance interest expense	33,290	1,648		34,938
Operating income (loss)	125,561	5,092	$(74,214)	56,439
Interest expense, net			(10,085)	(10,085)
Income before taxes				46,281

We report information about our operating segments according to the “management approach.” The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). The INA and IE segments provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain, and customer support.

10. CONTINGENCIES

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,840 and $7,928 as of December 31, 2004 and September 30, 2004, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company (“Delfield”), a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of Delfield’s ability and intent to make payment or refinance the bond. In the event Delfield defaults on the bond, we would be required under the agreement to make payment to the lender. As of December 31, 2004, the maximum amount that we would be required to pay the lender is $3,150.

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

11. PENSION PLANS

We sponsor defined benefit pension plans for the majority of our employees (all U.S. employees hired on or after July 1, 2004 are not eligible to participate in the U.S. defined benefit pension plan). The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

12. FINANCIAL INSTRUMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been amended to reflect the restatement made to the Condensed Consolidated Condensed Financial Statements as further discussed in “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements.” This information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A.

OVERVIEW

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site Managed Services, customized workflow solutions, and comprehensive support through our service force of 16,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 500 locations throughout North America and Western Europe.

For fiscal 2005, we have outlined the following objectives for our business:

•	improving operational leverage;

•	core growth; and

•	related expansion.

These objectives assume continued growth and profitability improvements in our ongoing revenue streams, while we continue to transition out of our captive leasing business in North America.

Operating leverage requires that we continue to lower our overall cost-to-serve and improve both sales and administrative productivity through centralization, process, and system enhancements. In particular, we are focused on reducing our selling and administrative expenses to more competitive levels, and have established a fiscal 2005 target for selling and administrative expense as a percentage of revenues of one percentage point below fiscal year 2004 levels. In the first quarter of fiscal 2005, selling and administrative expense as a percentage of revenue was 32.0% compared to 32.9% a year ago. We had a headcount decline of over 350 employees in the first quarter of fiscal 2005, driven by our centralization and productivity initiatives. In addition, improved visibility in our supply chain function is yielding new opportunities through real estate benefits and additional headcount reductions. We continued to consolidate our supply chain during the quarter, reducing our equipment configuration centers to 24 from 28 at September 30, 2004.

Core growth has three points of focus: improvement of sales effectiveness in all market segments; gain of market share in underrepresented markets; and the targeting of product segments in which demand is growing the fastest. A top priority for us in fiscal 2005 is our implementation of the integrated selling model, which is designed to provide sales coverage on a lower-cost-to-serve basis through the use of professional phone based sales representatives working in concert with our field-based representatives. We believe this model will also improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. In the first quarter of fiscal 2005, the integrated selling model went live in 17 of our U.S. and Canadian marketplaces, bringing over 50% of our marketplaces onto this new model at the end of the first quarter of fiscal 2005. Also during the first quarter of fiscal 2005, we continued to strengthen our share of the market encompassing Fortune 500 and large global and private companies (through our “National Account Program”) as we added 13 new contracts and added sales resources to this focus area. To ensure that we capture the fastest growing product technologies, we continue to strengthen our color equipment portfolio with a diversified mixture of products. Color equipment revenues grew 17% in the first quarter of fiscal 2005 compared to the same period of fiscal 2004, fueling double-digit growth in Customer Service color copy volumes.

We are expanding into adjacent markets such as Europe and new service opportunities within Enterprise Services that differentiate and build solidly on our core business, which involves equipment sales and the ongoing volume in services and supplies that those sales generate. In Europe, our City Strategy focuses on expansion to key cities throughout Europe. Under this strategy, we commenced operations in two additional cities, Milan and Barcelona, in the first quarter of 2005. Within Enterprise Services, Professional Services is a key growth opportunity for us, and we experienced an increase in revenues of 22% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Activity in this area during the first quarter of fiscal 2005 included training on our new, integrated solutions model and changes to coverage and incentive structures to ensure that we continue to support the increasing demand for this area of our business.

For the first quarter of fiscal 2005, we had revenues of $1.1 billion, representing a 3.5% decline from the first quarter of fiscal 2004. This decline was due in large measure to the impact of lower North American equipment revenues; lower Managed Services revenues; and our transition out of the North American leasing operations in fiscal 2004 and the decrease in high-margin revenues previously recognized from that business. Diluted earnings per share for the first quarter of fiscal 2005 were $0.14. Refer to “Restated Results of Operations” for further discussion of our quarterly financial statements.

OUTLOOK

In our Quarterly Report on Form 10-Q for the three months ended December 31, 2004, filed on February 8, 2005 (the “Initial 10-Q”), we provided an outlook of earnings for the second quarter and full year fiscal 2005. We have not updated this outlook to reflect the effect of the Restatement and other events which have occurred since the filing of the Initial 10-Q. Accordingly, such disclosure should not be viewed as indicative of our current outlook.

RESTATED RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2005 and 2004 refer to the three months ended December 31, 2004 and 2003, respectively.

Three Months Ended December 31, 2004

Compared to the Three Months Ended December 31, 2003

Revenues

	Restated 2005	Restated 2004	Change
Net sales	$464,711	$450,804	3.1%
Services	601,454	586,422	2.6
Finance income	30,806	99,011	(68.9)

	$1,096,971	$1,136,237	(3.5)%

The decrease in revenues of 3.5% compared to the first quarter of fiscal 2004, which includes a currency benefit of 1.5% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sale of our North American leasing business, lower equipment revenues in North America, and lower Managed Services revenues, partially offset by an increase in net sales and services as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider and revenues generated from our National Account Program.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 1.8%. Equipment revenue, which comprises approximately 90% of our net sales mix, increased by approximately 4.3%, or $17,502, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees from, and sales of residual value to, GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $38,283 of equipment revenue during the first quarter of fiscal 2005. As a result, equipment revenue would have decreased by approximately 4.8% excluding the impact of the origination fees and sales of residual value. While European equipment sales were stronger compared to the first quarter of fiscal 2004, North American equipment sales declined due to competitive pressure, and lower sales productivity. North America was impacted by changes in sales coverage, selling processes and incentives, as we launched important long-term initiatives in Professional Services and the new integrated selling model. Revenues generated from the sale of color devices increased by 17% compared to the first quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 20% in the first quarter of fiscal 2004 to approximately 25% in the first quarter of fiscal 2005. Revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 18% compared to the first quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during the first quarter of fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 6% compared to the first quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part to the shift of sales focus to color devices and lower average selling prices for these products. As of December 31, 2004, sales of black and white office equipment represented 59% of equipment revenue, compared to 60% at December 31, 2003. Direct supply sales decreased by approximately 10%, or $3,403, compared to the first quarter of fiscal 2004, due to lower demand for fax and lower-end copier supplies.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides on- and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and fees received from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). Services increased by 2.6% including a currency benefit of approximately $7,143. Excluding the impact of currency translation, services increased by approximately 1.3%. Managed Services revenues, which includes both on-site Managed Services and off-site digital print and legal document services, decreased by $10,763, or 5.7%, due mainly to the recognition of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited first quarter fiscal 2004 revenues by $10,119. Off-site Managed Services, a short-cycle and increasingly competitive transactional business, declined by approximately $17,430 compared to the first quarter of fiscal 2004 due to pricing pressure, lower copy volumes and the impact of the large commercial imaging contract discussed above. On-site Managed Services revenues grew from the prior year, due to an increase in new contracts and an improved retention rate. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) increased by $4,497, or 1.3%, compared to the first quarter of fiscal 2004, attributable mainly to an increase in copy volumes of approximately 4% partially offset by a decrease in average revenue per copy. Professional Services increased 22%, or by $3,943, compared to the first quarter of fiscal 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow. We believe that our new solutions portfolio, expanded sales coverage, and incentives built into our commission structure will continue to fuel growth into this important area during the remainder of fiscal 2005. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, including Preferred Fees of $12,677 during the first quarter of fiscal 2005 partially offset by the impact of lease-end activities of approximately $7,244. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Rental revenue decreased by $3,171, or 14.2%, compared to the first quarter of fiscal 2004, due primarily from the sale of $38,900 of rental assets to GE on March 31, 2004. We expect rental revenue to continue to decline through the second quarter of fiscal 2005 when compared to the same period of fiscal 2004.

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

Gross Margin

	Restated 2005	Restated 2004
Gross margin, net sales	28.8%	29.4%
Gross margin, services	40.0	39.9
Gross margin, finance income	74.4	64.7
Gross margin, total	36.1	37.9

The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment, growth in lower-margin National Account Program revenues, and continued market competitiveness. In addition, the net impact of origination fees and sales of equipment residual values to GE negatively impacted the net sales gross margin by approximately 30 basis points. We expect the net impact of origination fees and sales of equipment residual values to GE to continue to negatively impact the net sales gross margin percentage during fiscal 2005 compared to fiscal 2004.

The gross margin percentage on services remained relatively flat compared to the first quarter of fiscal 2004. However, the services gross margin percentage during the first quarter of fiscal 2004 was negatively impacted by 70 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. Off-site Managed Services margins declined compared to the first quarter of fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. We will be taking aggressive actions to improve the variability of the cost structure of off-site Managed Services during the remainder of fiscal 2005. Professional Services margins declined as a result of our increase in staffing in advance of our expected increase in demand. These decreases were offset by an increase in Customer Services gross margin percentage of approximately 27 basis points and the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin percentage by approximately 41 basis points. We expect the services gross margin percentage to improve during the remainder of fiscal 2005 as we take actions to reduce the overhead of off-site Managed Services, continue to grow Professional Services revenues and complete Six Sigma projects which will benefit many services offerings.

The gross margin percentage on finance income increased from 64.7% in the first quarter of fiscal 2004 to 74.4% in the first quarter of fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are leveraged with a lower amount of debt, European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Part of this lower leverage was due to the fact that $5,980 of interest expense recorded in “Interest expense, net” during fiscal 2005 related to debt that was reclassified from debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) to corporate debt beginning on April 1, 2004. Prior to April 1, 2004, interest costs of the Non-Corporate Debt were recorded in finance interest expense. As a result, the gross margin on finance income was positively impacted by this change in classification. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio. By September 30, 2005, we believe that approximately 83% of the gross profit we estimated would be generated by the retained U.S. lease portfolio as of the consummation of the U.S. Transaction will have been earned.

Selling and Administrative Expenses

	Restated 2005	Restated 2004	Change
Selling and administrative expenses	$351,450	$374,385	(6.1)%
S&A as a % of revenue	32.0%	32.9%

Selling and administrative expense, which was unfavorably impacted by $4,135 due to foreign currency translation compared to the prior year, decreased by $22,935, or 6.1%, during the first quarter fiscal 2005 compared to the first quarter of fiscal 2004, and decreased from 32.9% to 32.0% as a percentage of revenue.

The net impact of the Transactions of $22,486 was a significant factor of the decrease in selling and administrative expense compared to fiscal 2004. Approximately $11,295 of this decrease was due to no lease default expense being required for either retained or sold IOS Capital LLC, our former leasing subsidiary in the U.S. (“IOSC”), lease receivables during the first quarter of fiscal 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense as a result of the Transactions was due to the transfer of over 300 employees to GE. In addition, during the first quarter of fiscal 2005 we received a refund from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. lease portfolio during fiscal 2004. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements.

Pension costs decreased by $1,506 compared to the first quarter of fiscal 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will decrease compared to fiscal 2004.

The positive impact of headcount reduction efforts made during fiscal 2004 as a result of our continued efforts to consolidate and centralize administrative functions was offset by higher employee salary levels in fiscal 2005.

Compared to the fourth quarter of fiscal 2004, selling and administrative expense declined by $20,821 due to a decline in variable selling costs as a result of lower equipment sales in the first quarter of fiscal 2005, administrative headcount reductions during the fourth quarter of fiscal 2004 and first quarter of fiscal 2005, as well as lower facilities expense, information technology spending and consulting compared to the fourth quarter of fiscal 2004.

For the remainder of fiscal 2005, we will be taking aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of possible headcount reductions, real estate and discretionary expense reductions, and we will review the profitability of certain business lines to streamline our selling and administrative structure. In addition, we expect to continue to realize benefits of lower selling and administrative expense in the second quarter of fiscal 2005 as a result of the Transactions. These decreases will be partially offset by the impact of an increase in consulting and audit fees related to our Sarbanes-Oxley internal control certification efforts (see also Item 4. “Controls and Procedures”).

Other

	Restated 2005	Restated 2004	Change
Operating income	$45,076	$56,439	(20.1)%
Loss from early extinguishment of debt		73	(100.0)
Interest expense, net	12,803	10,085	27.0
Taxes on income	11,033	17,503	(37.0)
Net income	21,240	28,778	(26.2)
Diluted earnings per common share	0.14	0.18	(22.2)

Operating income decreased in fiscal 2005 by 20.1% compared to fiscal 2004, as a result of the factors discussed above.

During the first quarter of fiscal 2004, we recorded a loss from the early extinguishment of debt of $73, as a result of the repurchase of $2,000 of the 9.75% notes due 2004 (the “2004 Notes”).

The increase in interest expense, net was primarily due to our assumption of IOSC’s public debt (the 2004 Notes, 5% convertible notes due May 2007 (the “Convertible Notes”), and the 7.25% notes payable due 2008 (the “2008 Notes”); collectively, the “Additional Corporate Debt”) as part of the U.S. Transaction. Interest on this debt, which was reported in “Finance interest expense” prior to April 1, 2004, is now reported as “Interest expense, net.” This change resulted in approximately $5,980 of additional interest expense being recorded in “Interest expense, net” compared to fiscal 2004. We expect to continue to experience a modest increase in

“Interest expense, net,” as the Additional Corporate Debt will be included on this income statement line for the entire 2005 fiscal year, partially offset by the benefit of lower average outstanding balances of other debt during fiscal 2005.

The effective income tax rate was 34.19% and 37.82% for the first quarter of fiscal 2005 and 2004, respectively. This decrease is primarily due to the deferral of depreciation expense for tax purposes in Ireland as a result of tax planning strategies. In particular, we have previously expensed depreciable asset purchases in accordance with Irish tax law provisions. We are currently taxed at 10% of income; however, effective January 1, 2006, we will be taxed at 12.5% of income. During the first quarter of fiscal 2005, we determined that we would not deduct depreciable asset purchases in fiscal 2004 and fiscal 2005. As a result, we will receive a tax benefit of 12.5% rather than 10% from the depreciation of these assets. The first quarter of fiscal 2005 results reflect the benefit of the change in tax planning with respect to depreciable assets in fiscal 2004 of $1,345. The fiscal 2005 expected benefit of $822 has been considered in the determination of the expected effective tax rate for fiscal 2005. The effective income tax rate for the remaining quarters of fiscal 2005 is expected to be 38.0%, resulting in a full year effective tax rate of 37.1%.

Diluted earnings per common share were $0.14 for the first quarter of fiscal 2005, compared to $0.18 for the first quarter of fiscal 2004. The decline in diluted earnings per share is mainly attributable to the negative impact of the Transactions, lower profit generated by legal document services and the impact of lower equipment sales partially offset by the impact of a non-recurring tax adjustment, the effect of lower outstanding shares and other operational changes compared to the first quarter of fiscal 2004.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	Restated 2005	Restated 2004	Change
Net sales	$388,298	$383,857	1.2%
Services	540,323	531,957	1.6
Finance income	24,051	92,919	(74.1)
Finance interest expense	6,158	33,290	(81.5)
Operating income	114,137	125,561	(9.1)

Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales increased by 1.2% due to an increase in equipment sales of 2.2% due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed to $38,283 of equipment revenue during fiscal 2005. As a result, equipment revenue would have decreased approximately 8.1% excluding the impact of the origination fees and sales of residual value. This decline was due to competitive pressure and lower sales productivity as a result of several long-term strategic priorities launched during the first quarter of fiscal 2005. Revenues generated from the sale of color devices increased compared to the first quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices.

These increases were offset by a large decrease in the sale of segment 5 and 6 black and white production equipment compared to the first quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during the first quarter of fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment declined compared to the first quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part, to the shift of sales focus to color devices and lower average selling prices for these products. Direct supply sales decreased by approximately 11.5% compared to the first quarter of fiscal 2004, due to lower demand for fax and lower-end equipment supplies.

Services increased by 1.6% due primarily to the fees received as a result of the GE relationship. Professional Services grew by $2,544, or 22%, compared to the first quarter of fiscal 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow. Customer Services remained relatively consistent, decreasing by $301 compared to fiscal 2004. These changes were partially offset by decreases in Managed Services of $11,260, or 6.4%, due mainly to the recognition of a large commercial imaging contract during the first quarter of fiscal 2004, which benefited the first quarter of fiscal 2004 revenue by $10,119. On-site Managed Services grew from the prior year, due to an increase in new contracts and an improved retention rate. Off-site Managed Services, declined by approximately $17,430 due to pricing pressure, lower copy volumes and the impact of the large commercial imaging contract discussed above. Rental revenue decreased by $3,142, or 15.1%, due primarily to the sale of $38,900 of rental assets to GE on March 31, 2004.

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

Operating Cash Flows

We used $92,133 of cash for operating activities during the first quarter of fiscal 2005. Our most significant use of cash was due to the decrease in accounts payable, deferred revenue, and accrued expenses of $51,616 from September 30, 2004, due mainly to a decrease in accounts payable of $37,719 as a result of less favorable terms with some of our vendors compared to September 30, 2004, partially offset by the impact on accounts payable for late fourth quarter inventory purchases as discussed below. Accrued salaries, wages and commissions decreased as a result of the timing of the payroll cycle and the payment of fiscal 2004 performance compensation during the first quarter of fiscal 2005. In addition, interest payable decreased by $13,523 as a result of a semi-annual interest payment that was made during fiscal 2005. We used $52,925 of cash to replenish inventories that were depleted due to our sales initiatives late in the fourth quarter of fiscal 2004, including a large purchase of inventory made late in the first quarter of fiscal 2005. As a result, our inventory turns decreased to 9.2 from 9.6 turns at September 30, 2004. An increase in accounts receivable negatively impacted cash flow from operations by $21,369 as a result of higher days sales outstanding compared to September 30, 2004. Partially offsetting these uses of cash was a decrease in prepaid expenses and other current assets of $8,711 due mainly to receipt of a tax refund during the first quarter of fiscal 2005. Net income was $21,240 during the first quarter of fiscal 2005 and non-cash operating expenses were $2,334, which includes depreciation, amortization, provision for losses on accounts and lease receivables, deferred income taxes, pension expense, and non-cash interest expense on debt supporting unsold residual value.

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

Financing Cash Flows

During the first quarter of fiscal 2005, we used $183,877 of cash for financing activities. As discussed in further detail below under “Debt Structure” during fiscal 2005 we used $163,473 for debt payments. These payments include the maturity of $56,659 of the 6.75% notes due 2004 (the “November 2004 Notes”) that were paid in November 2004 and $103,905 of lease related debt. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superceding the fiscal 2000 share repurchase authorization. During the first quarter of fiscal 2005, we repurchased 1.9 million shares of our outstanding common stock for $21,916 (including payment of related fees), leaving $150,629 remaining for share repurchases under the 2004 Plan. During the remainder of fiscal 2005, we plan to continue share repurchases.

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

Asset Securitization Conduit Financing Agreements

As of December 31, 2004, IKON Capital, PLC, our leasing subsidiary in the United Kingdom, had approximately $29,175 available under its asset securitization conduit financing agreement (the “Conduit”). During the first quarter of fiscal 2005, IKON Capital, PLC repaid $3,453 in connection with the Conduit. No additional borrowings were made in connection with the Conduit during the first quarter of fiscal 2005. During the third quarter of fiscal 2005, we received a waiver to the Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2 to the Condensed Consolidated Financial Statements).

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

Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of December 31, 2004, $72,742 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2 to the Condensed Consolidated Financial Statements).

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

For fiscal 2005, we expect to generate (use) $25,000 to $(25,000) in cash from operations. These expected results are primarily due to the payment of tax obligations related to the retained U.S. leasing portfolio in which we will continue to pay over the next several years as the underlying leases run-off. We expect to make tax payments of approximately $150,000 to $170,000 during fiscal 2005. We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities related to leases during the transition period, as well as the obligations for the underlying debt supporting the lease receivables. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $90,000 for fiscal 2005.

We believe that our operating cash flow together with our current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2005, including capital expenditures, and payment of dividends.

PENDING ACCOUNTING CHANGES

In October 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either the balance of fiscal 2005 or in fiscal 2006. We have begun an evaluation of the effects of the repatriation provision; however, we do not expect to be able to complete this evaluation until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $130,000. The related potential range of income tax is between $0 and $7,000.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. When measuring the fair value of these awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. In addition, we are in the process of selecting one of three transition methods available to us under SFAS 123R. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

Also in December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Debt supporting finance contracts is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2004 annual report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”).

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

In connection with these developments, we conducted an evaluation and comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors (collectively, the “Billing Matter”). Based on the results of the Review, our management, together with the Audit Committee of our Board of Directors, concluded that the errors related principally to revenue, accounts receivable, deferred revenues and income taxes, and that the errors had a cumulative effect over multiple periods and, therefore, we have restated our consolidated balance sheets (unaudited) at December 31, 2004 and September 30, 2004, and consolidated statements of income (unaudited) and cash flows (unaudited) for the three months ending December 31, 2004 and 2003 (the “Restatement”). The Restatement affected periods prior to 2004 and the impact of the Restatement on such prior periods was reflected as an adjustment to retained earnings as of October 1, 2003. As described in “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements”, each of the Restatement adjustments for the three months ended December 31, 2004 and 2003 constitutes an “error” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, filed on February 8, 2004 (the “Initial Form 10-Q”) our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Initial Form 10-Q. Based on that evaluation, our management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S Securities and Exchange Commission’s (the “Commission”) rules and forms.

In connection with the Restatement, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 pursuant to SEC Rules 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that the Billing Matter constituted a material weakness in our internal controls over financial reporting as of such date, which has caused us to amend our Initial Form 10-Q for the quarter ended December 31, 2004, in order to restate our Condensed Consolidated Financial Statements as described above.

As a result of the Billing Matter, our management has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2004 in reaching a reasonable level of assurance that information required to be in our reports filed or submitted under the Exchange Act was properly processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

Our management discussed the Billing Matter with our Audit Committee and Independent Registered Public Accounting Firm and advised them that management believes it constitutes a material weakness in our internal controls over financial reporting. As a result, we have implemented processes designed to fairly present our financial statement including:

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

As reported in our Initial Form 10-Q, during the quarter ended December 31, 2004, GE acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon our request, GE’s external auditors to perform certain audit procedures and issue annual and quarterly reports relating to GE’s servicing of such portfolios (“Servicing Controls”), including a Type II Statement on Auditing Standards (“SAS”) 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform us of any identified weakness relating to the Servicing Controls and to provide us with an opportunity to review and understand such findings in advance of our fiscal year reporting requirements. We believe that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

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

Other than the internal control issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that there have been no changes in internal controls over financial reporting that occurred during the period covered by this Amended Report on Form 10-Q/A that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

In light of the material weakness in our internal controls described above, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of our common stock during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (2)
October 1, 2004 – October 31, 2004	244,500	$11.32	244,500	$169,658,060
November 1, 2004 – November 30, 2004	704,000	10.99	704,000	161,920,865
December 1, 2004 – December 31, 2004	1,008,500	11.20	1,008,500	150,629,112

	1,957,000	$11.14	1,957,000	$150,629,112

(1)	As of December 31, 2004, we repurchased a total of 8,697,500 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.
(2)	Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, our Board of Directors may discontinue the Program at any time. As of December 31, 2004, we had utilized $99,370,888 under the Program (see page 36 for information concerning our share repurchase activity and how it relates to our Credit Facility).

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