Form 10-Q
period 2005-03-31
IKON OFFICE SOLUTIONS INC
filed 2005-07-08
CIK 3370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the three months ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Valley Stream Parkway, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value (with Preferred Share Purchase Rights)	New York Stock Exchange

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 5, 2005:

Common Stock, no par value    139,958,984 shares

IKON OFFICE SOLUTIONS, INC.

INDEX

PART I—FINANCIAL INFORMATION

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in, or incorporated by reference in, this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include all matters that are not historical facts, including, but not limited to, statements regarding the following: the expected use of proceeds from our transactions with General Electric Capital Corporation (“GE”) and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada; earnings, revenue, cash flow, margin, and cost-savings projections; core business growth opportunities and increasing market share; infrastructure and operational leverage and efficiency initiatives; our ability to repay debt; the run-off of our retained U.S. lease portfolio; the expensing of our stock options; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of our ongoing conversion to a common enterprise resource planning (“ERP”) system, which is primarily based on the Oracle E-Business Suite (the “ERP Conversion”); anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; our ability to remediate control deficiencies identified in our billing and trade accounts receivable processes; our ability to have effective internal controls over financial reporting at September 30, 2005; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should,” “may,” “plan,” “could,” and similar expressions, as they relate to us, our industry, or our management, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are by their very nature, subject to certain risks, uncertainties, assumptions, and other important factors that could cause actual results to differ materially from those contained in these forward-looking statements. These factors include, but are not limited to, the following (some of which are explained in greater detail in this Form 10-Q): our ability to successfully integrate our equipment distribution business with a third-party finance vendor program, which involves the integration and transition of complex systems and processes; operating in a competitive environment and a changing industry, which includes technological services and products that are relatively new to the industry; delays, difficulties, management transitions, and employment issues associated with consolidations and/or changes in business operations, including our ERP Conversion; existing and future vendor relationships; risks relating to foreign currency exchange; economic, legal, and political issues associated with international operations; our ability to access capital and meet our debt service requirements (including sensitivity to fluctuations in interest rates); and general economic conditions. Should one or more of these risks, factors or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. We assume no obligations related to, nor do we intend to update, these forward-looking statements.

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

Competition. We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox and Pitney Bowes. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Some of our competitors, such as Canon, Ricoh, Konica Minolta, and HP, also supply us with the products we sell, service, and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

Pricing. Our success is dependent upon our ability to charge adequate prices for the equipment, parts, supplies, and services we offer. Depending on competitive market factors, future prices we can charge for the equipment, parts, supplies, and services we offer may vary from historical levels and may impact our profitability.

Third-party Finance Vendor Relationships. If we are unable to continue to successfully integrate our equipment distribution business with a third-party finance vendor under our program agreement (the “U.S. Program Agreement”) with GE and our rider to the U.S. Program Agreement with GE in Canada (the “Canadian Rider,” together with the U.S. Program Agreement, the “Program Agreements”), which involves the integration and transition of complex systems and processes, our liquidity, financial position, and results of operations may be adversely affected. Prior to our entry into the Program Agreements, significant portions of our profits were derived from our leasing operations in the U.S. and Canada. Currently, we are entitled to receive certain fees under the Program Agreements for future leases funded by GE. We intend to use these fees as well as the proceeds from the sale of our North American leasing operations to implement certain strategies, including, among other things, to enhance our core business of document management solutions, reduce our debt, and repurchase shares of our common stock. Our failure to successfully implement these strategies could have a material adverse effect on our liquidity, financial position, and results of operations.

Our ability to generate ongoing revenue from the Program Agreements is dependent upon our ability to identify and secure opportunities for lease-financing transactions with our customers under the Program Agreements. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position, and results of operations.

Vendor Relationships. Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from, our principal vendors, Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with us, or if one of these vendors ceased operations, we would be forced to expand our relationship with other vendors, seek new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software vendors, including Captaris, EMC (Documentum) and Kofax. As our relationships with software vendors become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software vendors, or pose a risk of loss in market share due to diminished software offerings.

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

Liquidity. We maintain a $200 million secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165.6 million at March 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100 million. The Credit Facility contains certain financial covenants relating to: (i) corporate leverage ratios; (ii) consolidated interest coverage ratio; (iii) consolidated asset coverage ratio; (iv) consolidated net worth ratios; (v) limitations on capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250 million during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150 million. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150 million allowance that we did not utilize prior to October 1, 2005. As of March 31, 2005, approximately $85.0 million of the $150 million allowance was utilized. The Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements).

Operational Efficiencies. Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and drive operational efficiencies across our company. Such initiatives, which include consolidation and process redesign, the ERP Conversion, and process enhancement through Six Sigma, are focused on strategic priorities such as process redesign and improvement, organizational development, and asset management. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process, starting from the customer’s vantage point, so that defects in the process are eliminated and any potential defects are prevented. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2005	Restated September 30, 2004
Assets
Cash and cash equivalents	$333,286	$472,951
Restricted cash	24,054	27,032
Accounts receivable, less allowances of: March 31, 2005—$6,914; September 30, 2004—$7,224	674,521	728,634
Finance receivables, less allowances of: March 31, 2005—$3,131; September 30, 2004—$2,514	413,500	457,615
Inventories	216,542	233,345
Prepaid expenses and other current assets	56,478	81,188
Deferred taxes	71,522	64,481
Assets held for sale (Note 16)	30,332

Total current assets	1,820,235	2,065,246

Long-term finance receivables, less allowances of: March 31, 2005—$3,826; September 30, 2004—$3,932	582,346	753,146
Equipment on operating leases, net of accumulated depreciation of: March 31, 2005— $77,444; September 30, 2004—$76,456	106,657	78,673
Property and equipment, net of accumulated depreciation of: March 31, 2005— $327,814; September 30, 2004—$321,789	153,724	164,132
Goodwill	1,296,903	1,286,564
Unsold residual value (Note 6)	39,101	45,548
Other assets	119,665	125,104

Total Assets	$4,118,631	$4,518,413

Liabilities and Shareholders’ Equity
Current portion of corporate debt	$4,018	$63,023
Current portion of debt supporting finance contracts and unsold residual value	372,925	439,941
Trade accounts payable	204,574	307,170
Accrued salaries, wages, and commissions	95,738	124,808
Deferred revenues	106,493	116,682
Taxes payable	65,329	52,976
Other accrued expenses	169,162	170,741
Liabilities held for sale (Note 16)	25,953

Total current liabilities	1,044,192	1,275,341

Long-term corporate debt	694,727	741,857
Long-term debt supporting finance contracts and unsold residual value	323,192	422,868
Deferred taxes	129,150	187,091
Other long-term liabilities	228,034	203,538
Commitments and contingencies (Note 13)
Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares issued: March 31, 2005—150,228 shares; September 30, 2004 –149,955 shares, shares outstanding: March 31, 2005—139,687 shares; September 30, 2004—142,133 shares	1,026,122	1,022,842
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(5,395)	(2,239)
Retained earnings	730,343	723,847
Accumulated other comprehensive income	52,134	20,195
Cost of common shares in treasury: March 31, 2005—9,643 shares; September 30, 2004—7,196 shares	(103,868)	(76,927)

Total Shareholders’ Equity	1,699,336	1,687,718

Total Liabilities and Shareholders’ Equity	$4,118,631	$4,518,413

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	Restated 2004	2005	Restated 2004
Revenues
Net sales	$495,716	$485,985	$960,413	$936,789
Services	568,898	576,883	1,158,840	1,151,379
Finance income	27,659	98,259	58,465	197,270

	1,092,273	1,161,127	2,177,718	2,285,438

Costs and Expenses
Cost of goods sold	358,236	347,743	689,005	665,991
Services costs	344,818	348,958	698,132	692,368
Finance interest expense	7,006	34,336	14,894	69,275
Selling and administrative	345,469	371,320	692,006	740,963
(Gain) loss on divestiture of businesses	(1,901)	12,125	(1,901)	12,125
Asset impairments	313		313
Restructuring	11,396		11,396

	1,065,337	1,114,482	2,103,845	2,180,722

Operating income	26,936	46,645	73,873	104,716
Loss from early extinguishment of debt	1,734	3,146	1,734	3,219
Interest expense, net	10,507	9,662	23,311	19,748

Income from continuing operations before taxes on income	14,695	33,837	48,828	81,749
Taxes on income	5,640	5,399	17,408	23,546

Income from continuing operations	9,055	28,438	31,420	58,203
Discontinued operations:
Operating loss	(14,339)	(1,949)	(16,200)	(3,581)
Tax benefit	5,664	769	6,399	1,413

Net loss from discontinued operations	(8,675)	(1,180)	(9,801)	(2,168)

Net income	$380	$27,258	$21,619	$56,035

Basic earnings per common share
Continuing operations	$0.06	$0.19	$0.22	$0.40
Discontinued operations	(0.06)	(0.01)	(0.07)	(0.01)

Net income	$0.00	$0.18	$0.15	$0.39

Diluted earnings per common share
Continuing operations	$0.06	$0.18	$0.22	$0.37
Discontinued operations	(0.06)	(0.01)	(0.07)	(0.01)

Net income	$0.00	$0.17	$0.15	$0.36

Cash dividends per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended March 31,
	2005	Restated 2004
Cash Flows from Operating Activities
Net income	$21,619	$56,035
Loss from discontinued operations	(9,801)	(2,168)

Income from continuing operations	31,420	58,203
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Depreciation	37,405	41,455
Amortization	3,556	6,600
(Gain) loss from divestiture of businesses	(1,901)	12,125
Provision for losses on accounts receivable	6,931	8,750
Restructuring charge	11,396
Asset impairment charge	313
Deferred income taxes	(64,982)	40,487
Provision for lease default reserves	988	27,896
Pension expense	21,880	27,598
Non-cash interest expense on debt supporting unsold residual value	225
Loss from early extinguishment of debt	1,734	3,219
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	37,822	(3,324)
Decrease (increase) in inventories	12,377	(13,884)
Decrease in prepaid expenses and other current assets	17,324	1,065
Decrease in accounts payable, deferred revenues and accrued expenses	(109,656)	(149,964)
Decrease in accrued restructuring	(905)
Other	503	(1,205)

Net cash provided by continuing operations	6,430	59,021
Net cash used in discontinued operations	(2,928)	(2,321)

Net cash provided by operating activities	3,502	56,700

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses	5,330	1,504,786
Expenditures for property and equipment	(14,387)	(11,488)
Expenditures for equipment on operating leases	(25,038)	(23,852)
Proceeds from the sale of property and equipment	2,306	2,315
Proceeds from the sale of equipment on operating leases	5,627	5,429
Proceeds from the sale of finance receivables	139,392
Finance receivables—additions	(195,189)	(891,793)
Finance receivables—collections	266,079	851,882
Other	(2,863)	(4,190)

Net cash provided by continuing operations	181,257	1,433,089
Net cash provided by (used in) discontinued operations	88	(485)

Net cash provided by investing activities	181,345	1,432,604

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	886	523
Short-term corporate debt repayments, net	(182)	(2,726)
Repayment of other borrowings	(3,439)	(35,214)
Long-term corporate debt repayments	(104,031)	(7,320)
Debt supporting finance contracts—issuances	16,965	317,925
Debt supporting finance contracts—repayments	(199,727)	(1,238,209)
Dividends paid	(11,298)	(11,764)
Decrease (increase) in restricted cash	2,978	(26,290)
Proceeds from option exercises and sale of treasury shares	2,743	5,043
Purchase of treasury shares and other	(34,240)	(296)

Net cash used in financing activities	(329,345)	(998,328)

Effect of exchange rate changes on cash and cash equivalents	4,833	2,308

Net (decrease) increase in cash and cash equivalents	(139,665)	493,284
Cash and cash equivalents at beginning of year	472,951	360,030

Cash and cash equivalents at end of period	$333,286	$853,314

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of 15,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

Throughout these notes to the condensed consolidated financial statements, certain prior period comparisons reflect the balances and amounts on a restated basis (see Note 2).

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K/A for the year ended September 30, 2004 filed with the U.S. Securities and Exchange Commission (“SEC”) on July 8, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates and assumptions.

Book Overdrafts

We had $14,834 and $92,968 of book overdrafts (outstanding checks on zero balance bank accounts which are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at March 31, 2005 and September 30, 2004, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in the beginning of fiscal 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended March 31		Six Months Ended March 31
	2005	Restated 2004	2005	Restated 2004
Net income as reported	$380	$27,258	$21,619	$56,035
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(1,306)	(1,710)	(2,782)	(3,344)

Net (loss) income, as adjusted	$(926)	$25,548	$18,837	$52,691

Net income as reported	$0.00	$0.18	$0.15	$0.39
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)	(0.02)	(0.02)

Basic (loss) earnings per common share, as adjusted	$(0.01)	$0.17	$0.13	$0.37

Diluted earnings per common share:
Net income as reported	$0.00	$0.17	$0.15	$0.36
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)	(0.02)	(0.02)

Diluted (loss) earnings per common share, as adjusted	$(0.01)	$0.16	$0.13	$0.34

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective interim and annual periods beginning on or after June 15, 2005. On April 15, 2005, the SEC issued Staff Accounting Bulletin No. 107, which amends the compliance dates for SFAS 123R. As a result, we are required to adopt the provisions of SFAS 123R beginning in the first quarter of fiscal 2006. When measuring the fair value of theses awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented above.

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial position and result of operations.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices. The identified deficiencies result primarily from the centralization of billing centers and the migration to a new billing platform and relate to certain of our U.S. trade accounts receivable, and do not affect receivables arising under our Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Service and Business Document Service businesses. In connection with these developments, the Company’s management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, the Company’s management and the Audit Committee of the Company’s Board of Directors concluded that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. Accordingly, we have restated our consolidated balance sheet at September 30, 2004 and consolidated statements of income (unaudited) and cash flows (unaudited) for the three and six months ended March 31, 2004 (the “Restatement”) for the impact of billing errors and other identified adjustments (described further below) as a result of the Review. The Restatement affected periods prior to fiscal 2004 and the impact of the Restatement on such prior periods of $30,032 was reflected as an adjustment to retained earnings as of October 1, 2003. Set forth below are the Restatement adjustments, each of which is an “error” within the meaning of Accounting Principles Board Opinion No. 20, Accounting Changes.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Allowance for Doubtful Accounts, Billing Quality and Deferred Revenues

Historically, the allowance for doubtful accounts was our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, and was calculated based on the aging of the accounts receivable portfolio. In addition, an allowance was established for any credit matters we were aware of with specific customers. These allowances were recorded as a reduction of accounts receivable and changes to allowance requirements were recorded within selling and administrative expense. As a result of the Review, we determined that trade accounts receivable included billing errors that should have been recorded as a reduction of revenue and accounts receivable in the period in which the revenue was recognized. Because of the length of time between invoice issuance and invoice correction, allowances for receivables with unknown billing errors were incorrectly recorded as a bad debt expense when the accounts receivable reached a certain age. As a result, previously reported revenues and previously reported bad debt expense (included within selling and administrative expense) were misstated.

In addition, we determined that due to the identified billing errors included within our accounts receivable, deferred revenues required restatement. Deferred revenues represent revenues to be earned in future periods that had been billed to customers. To the extent that accounts receivable related to deferred revenues included billing errors, the deferred revenues balance was overstated.

As a result of the above, we have restated:

•	revenues, accounts receivable and deferred revenues for all prior periods presented to reflect the impact of billing errors;

•	the allowance for doubtful accounts and bad debt expense for all prior periods presented to reflect only the impact on accounts receivable of credit losses due to the inability of customers to pay;

•	revenues and selling and administrative expense for all periods presented for the reclassification of billing error corrections which were incorrectly recorded as selling and administrative expense rather than a reduction of revenue; and

•	income and deferred income taxes for the tax impact of the above items.

In addition, we determined that amounts owed by customers for services provided by us but which were not yet invoiced were improperly recorded as a reduction of deferred revenues. As a result, we have reclassified these amounts from deferred revenue to accounts receivable for all periods presented. This adjustment did not have an impact on net income or earnings per share.

Advances from GE

As a result of the U.S. Transaction, GE bills and collects certain trade accounts receivable on the Company’s behalf. Upon billing, GE advances cash to the Company for the customer receivable prior to collection. Historically, we did not recognize accounts receivable from our customers and a corresponding liability to GE for these types of transactions. In addition to the billing error described above and as a result of the Review, we have determined that an accounts receivable from our customers and a corresponding liability to GE should be recognized for cash received from GE which has not yet been collected from the customer. Accordingly, we have restated the consolidated balance sheet as of September 30, 2004 to increase accounts receivable and accounts payable to appropriately reflect amounts due from customers and amounts payable to GE. This adjustment did not have an impact on net income or earnings per share.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Financial Statement Impact

The following table presents the impact of the Restatement adjustments on our previously reported results as of September 30, 2004 and for the three and six months ended March 31, 2004. During the second quarter of fiscal 2005, results from our Business Document Services business were classified as discontinued operations. As a result, the restated income statements for the three and six months ended March 31, 2004, have been presented on a discontinued operations basis and accordingly differ from the format presented in the filing of the Quarterly Report on Form 10-Q for March 31, 2004.

Statements of Income:

	Three Months Ended March 31, 2004
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$487,084	$485,985	$(1,099	)(a)
Services	587,558	576,883	(10,675	)(b)
Finance income	98,259	98,259

	1,172,901	1,161,127	(11,774)

Costs and Expenses:
Cost of goods sold	347,743	347,743
Services costs	348,958	348,958
Finance interest expense	34,336	34,336
Selling and administrative	378,276	371,320	(6,956	)(c)
Loss on divestiture of businesses	12,125	12,125

	1,121,438	1,114,482	(6,956)

Operating income	51,463	46,645	(4,818)
Loss from early extinguishment of debt, net	3,146	3,146
Interest expense, net	9,662	9,662

Income from continuing operations before taxes on income	38,655	33,837	(4,818)
Taxes on income	7,302	5,399	(1,903	)(d)

Income from continuing operations	31,353	28,438	(2,915)
Discontinued operations:
Operating loss	(1,949)	(1,949)
Tax benefit	769	769

Net loss from discontinued operations	(1,180)	(1,180)

Net income	$30,173	$27,258	$(2,915)

Basic Earnings Per Common Share
Continuing operations	0.20	0.19	(0.01)
Discontinued operations	(0.01)	(0.01)

Net income	$0.19	$0.18	$(0.01)

Diluted Earnings Per Common Share
Continuing operations	0.19	0.18	(0.01)
Discontinued operations	(0.01)	(0.01)

Net income	$0.18	$0.17	$(0.01)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Statement of Income components decreased as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$(282)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(817)

	Net decrease	$(1,099)

(b)	Services
	Adjustment for the impact of billing errors	$(7,940)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(2,735)

	Net decrease	$(10,675)

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(3,552)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(3,404)

	Net decrease	$(6,956)

(d)	Taxes on Income
	Net decrease to taxes on income due to above adjustments	$(1,903)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Six Months Ended March 31, 2004
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$938,782	$936,789	$(1,993	)(a)
Services	1,161,402	1,151,379	(10,023	)(b)
Finance income	197,270	197,270

	2,297,454	2,285,438	(12,016)

Costs and Expenses:
Cost of goods sold	665,991	665,991
Services costs	692,368	692,368
Finance interest expense	69,275	69,275
Selling and administrative	750,002	740,963	(9,039	)(c)
Loss on divestiture of businesses, net	12,125	12,125

	2,189,761	2,180,722	(9,039)

Operating income	107,693	104,716	(2,977)
Loss from early extinguishment of debt, net	3,219	3,219
Interest expense, net	19,748	19,748

Income before continuing operations before taxes on income	84,726	81,749	(2,977)
Taxes on income	24,722	23,546	(1,176	)(d)

Income from continuing operations	60,004	58,203	(1,801)
Discontinued operations:
Operating loss	(3,581)	(3,581)
Tax benefit	1,413	1,413

Net loss from discontinued operations	(2,168)	(2,168)

Net income	$57,836	$56,035	(1,801)

Basic Earnings Per Common Share
Continuing operations	0.40	0.40
Discontinued operations	(0.01)	(0.01)

Net income	$0.39	$0.39

Diluted Earnings Per Common Share
Continuing operations	0.38	0.37	(0.01)
Discontinued operations	(0.01)	(0.01)

Net income	$0.37	$0.36	$(0.01)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Statement of Income components decreased as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$(930)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(1,063)

	Net decrease	$(1,993)

(b)	Services
	Adjustment for the impact of billing errors	$(6,464)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(3,559)

	Net decrease	$(10,023)

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(4,622)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(4,417)

	Net decrease	$(9,039)

(d)	Taxes on Income
	Net increase to taxes on income due to above adjustments	$(1,176)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance Sheets:

	September 30, 2004
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$472,951	$472,951
Restricted cash	27,032	27,032
Accounts receivable, less allowances of $20,112 (as reported) and $7,224 (as restated)	772,635	728,634	$(44,001	)(a)
Finance receivables, net	457,615	457,615
Inventories	233,345	233,345
Prepaid expenses and other current assets	81,188	81,188
Deferred taxes	39,974	64,481	24,507	(b)

Total current assets	2,084,740	2,065,246	(19,494)

Long-term finance receivables, net	753,146	753,146
Equipment on operating leases, net	78,673	78,673
Property and equipment, net	164,132	164,132
Goodwill	1,286,564	1,286,564
Unsold residual value	45,548	45,548
Other assets	125,104	125,104

Total Assets	$4,537,907	$4,518,413	$(19,494)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$62,085	$62,085
Current portion of debt supporting finance contracts and unsold residual value	439,941	439,941
Notes payable	938	938
Trade accounts payable	285,603	307,170	$21,567	(c)
Accrued salaries, wages and commissions	124,808	124,808
Deferred revenues	119,851	116,682	(3,169	)(d)
Taxes payable	52,976	52,976
Other accrued expenses	170,741	170,741

Total current liabilities	1,256,943	1,275,341	18,398

Long-term corporate debt	741,857	741,857
Long-term debt supporting finance contracts and unsold residual value	422,868	422,868
Deferred taxes	187,091	187,091
Other long-term liabilities	203,538	203,538

SHAREHOLDERS’ EQUITY
Common stock, no par value	1,022,842	1,022,842
Series 12 preferred stock, no par value
Deferred compensation	209	209
Unearned compensation	(2,448)	(2,448)
Retained earnings	761,739	723,847	(37,892	)(e)
Accumulated other comprehensive income	20,195	20,195
Cost of common shares in treasury	(76,927)	(76,927)

Total Shareholders’ Equity	1,725,610	1,687,718	(37,892)

Total Liabilities and Shareholders’ Equity	$4,537,907	$4,518,413	$(19,494)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Balance sheet components (decreased) increased due to the following:

(a)	Accounts Receivable, net
	Adjustment for the impact of billing errors	$(105,490)
	Adjustment for the overstatement of the allowance for doubtful accounts	22,653
	Adjustment for the accounting for advances from GE	21,567
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenue	17,269

	Net decrease	$(44,001)

(b)	Deferred Taxes
	Net increase for deferred tax impact related to the Restatement	$24,507

(c)	Trade Accounts Payable
	Adjustment for the accounting for advances from GE	$21,567

(d)	Deferred Revenues
	Adjustment for the impact of billing errors	$(20,438)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(3,169)

(e)	Retained Earnings
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2004	$(7,860)
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2003	(30,032)

	Net decrease	$(37,892)

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the second quarter of fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and Mexico (see Note 4).

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 12 North American operating locations. As of March 31, 2005, all but 2 of the 12 BDS sites were closed or sold. Proceeds received from the sale of 2 sites were not material. The remaining 2 BDS sites are classified as held for sale. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 5).

As a result of the exit of BDS, we recorded a pre-tax restructuring and asset impairment charge of $7,094 and $1,294, respectively, during the second quarter of fiscal 2005. The restructuring charge represents severance of $2,845 for the termination of 227 employees, $1,991 of contractual commitments, and $2,258 of contract termination costs. The asset impairment charge represents fixed asset write-offs. In addition, we wrote-down inventories and other assets by $506 and recorded additional reserves for accounts receivable of $1,201, which are included in “Other Non-Restructuring Items” in the table below. These charges are included within discontinued operations.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

If we are unable to successfully sell the remaining 2 BDS locations, we will incur additional charges related to severance, contractual commitments, and contract terminations during fiscal 2005.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During the second quarter of fiscal 2005, we closed 16 of 82 LDS sites in North America to provide both cost flexibility and savings. We will close one additional site during the third quarter of fiscal 2005. As a result of the closure of these sites, we recorded a pre-tax restructuring and asset impairment charge of $2,352 and $313, respectively, during the second quarter of fiscal 2005. The restructuring charge represents severance of $1,675 for the termination of 208 employees, $537 of contractual commitments and $140 of contract termination costs. The asset impairment charge represents fixed asset write-offs. In addition, we wrote down inventories by $52 and recorded additional reserves for accounts receivable of $267, which are included in “Other Non-Restructuring Items” in the table below.

Field Organization and Corporate Staff Reduction

During the second quarter of fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we believe we will be able to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $9,044 representing severance for 395 employees.

The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 is as follows:

Type of Charge	Fiscal 2005 Charge
Restructuring Charge:
Severance	$13,564
Contractual commitments	2,528
Contract termination	2,398

Total Restructuring Charge	18,490
Asset Impairment Charge for Fixed Assets	1,607
Other Non-Restructuring Items	2,026

Total	$22,123

We calculated the asset impairment charges as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The proceeds received for locations sold or held for sale were not sufficient to cover the fixed asset balances, as such, those balances were written off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred by the IKON North America operating segment.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following presents a reconciliation of the restructuring charge to the balance remaining at March 31, 2005, which is included in other accrued expenses on the consolidated balance sheet:

	Charge	Payments Fiscal 2005	Balance March 31, 2005
Severance	$13,564	$1,128	$12,436
Contractual commitments	2,528	136	2,392
Contract termination	2,398	229	2,169

Total	$18,490	$1,493	$16,997

The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

Projected Payments	2005	2006	2007	Beyond	Total
Severance	$11,096	$1,340			$12,436
Contractual commitments	753	787	$352	$500	2,392
Contract termination	2,169				2,169

Total	$14,018	$2,127	$352	$500	$16,997

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $3,082 at March 31, 2005. To the extent that sublease income cannot be realized, additional restructuring charges will be incurred in each period in which sublease income is not received.

The employees affected by the charge were as follows:

Headcount Reductions	Employees Affected	Fiscal 2005 Employee Terminations	Remaining Employees to be Terminated at March 31, 2005
BDS	227	(126)	101
LDS	208	(122)	86
Field organization and corporate staff	395	(159)	236

Total	830	(407)	423

The locations affected by the charge were as follows:

Site Closures	Sites Affected	Sites Closed	Remaining Sites to be Closed at March 31, 2005
BDS	12	10	2
LDS	17	16	1

Total	29	26	3

We expect all restructuring actions to be completed during fiscal 2005. Remaining employees to be terminated at March 31, 2005 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where we have exited certain locations and are required to make payments over the remaining lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. NET GAIN ON SALE OF BUSINESSES

During the second quarter of fiscal 2005, we received $7,217 of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction. Accordingly, we recognized a gain of $7,763 related to the additional proceeds received from GE and the reversal of contingencies previously recorded related to the U.S. Transaction of $546. During the second quarter of fiscal 2005, we recorded a charge of $253 for a contingent purchase price adjustment related to the Canadian Transaction.

During the second quarter of fiscal 2005, we sold substantially all of our operations in Mexico (the “Mexican Sale”). We incurred a loss in the second quarter of fiscal 2005 of $6,734 from the Mexican Sale resulting from the difference between the carrying amount of assets sold and proceeds received and certain associated costs. We will continue to serve our national and multi-national customers and operate our remanufacturing facility located in Tijuana.

During the second quarter of fiscal 2005, we sold two small business units that provided technology equipment and services to customers. As a result of these sales, we recognized a gain of $1,125.

As a result of the above transactions, we recognized a net gain of $1,901 during the second quarter of fiscal 2005.

5. DISCONTINUED OPERATIONS

In connection with our restructuring plan discussed in Note 3, we exited from BDS during fiscal 2005. The exit of this business involved the sale or closure of 12 digital print centers. These sales and closures were evaluated for severance and lease liabilities, asset impairments, including goodwill, in accordance with our accounting policies. Operating activities of BDS have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized financial information for BDS is set forth below:

	Three Months Ended March 31		Six Months Ended March 31
	2005	2004	2005	2004
Revenues	$8,555	$11,416	$20,079	$23,343
Pretax loss	(14,339)	(1,949)	(16,200)	(3,581)
Income tax benefit	5,664	769	6,399	1,413
Net loss from discontinued operations	(8,675)	(1,180)	(9,801)	(2,168)

The BDS pretax loss of $14,339 and $16,200 for the three and six months ended March 31, 2005, respectively, consisted of losses from operations of $4,244 and $6,105, respectively, and the following asset impairments, severance, contractual commitments, contract termination, and other costs (described in additional detail in Note 3):

Type of Charge	Fiscal 2005 Charge
Restructuring Charge:
Severance	$2,845
Contractual commitments	1,991
Contract termination	2,258

Total Restructuring Charge	7,094
Asset Impairment Charge for Fixed Assets	1,294
Other Non-Restructuring Items	1,707

Total	$10,095

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2005, 8 digital print shops were closed, 2 were sold, and 2 were being actively marketed for sale. Assets related to BDS are recorded at their estimated net realizable value. Assets related to digital print shops that are being marketed for sale are reported as Assets Held for Sale in our Consolidated Balance Sheet as of March 31, 2005 (see Note 16).

6. NOTES PAYABLE AND LONG-TERM DEBT

Long-term corporate debt consisted of:

	March 31, 2005	September 30, 2004
Bond issues	$354,806	$411,423
Convertible subordinated notes	245,075	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,768	8,622

	704,484	804,880
Less: current maturities	5,539	63,023

	$698,945	$741,857

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	March 31, 2005	September 30, 2004
Lease-backed notes	$495,345	$683,086
Asset securitization conduit financing	135,571	129,668
Notes payable to banks	8,812	3,868
Debt supporting unsold residual value	56,389	46,187

	696,117	862,809
Less: current maturities	372,925	439,941

	$323,192	$422,868

Included above is $4,218 of our corporate debt that has been reclassified to liabilities held for sale on the Consolidated Balance Sheets as a result of the proposed sale of our French subsidiary (see Note 16).

Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

During the six months ended March 31, 2005, we repaid $187,741 of lease-backed notes.

Asset Securitization Conduit Financing Agreements

As of March 31, 2005, IKON Capital PLC, IKON’s leasing subsidiary in the United Kingdom, had approximately $27,309 available under its asset securitization conduit financing agreement (the “Conduit”). During the six months ended March 31, 2005, IKON Capital PLC repaid and borrowed $5,190 and $2,825, respectively, in connection with the Conduit. During the third quarter of fiscal 2005, we received a waiver to our Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance failures have amounted to approximately $504 on a cumulative basis.

In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

As of March 31, 2005, we had $39,966 of debt related to $39,101 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $225 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of March 31, 2005, this differential was $865.

In addition, we have $16,423 of debt related to equipment on operating leases which have been funded by GE.

Credit Facility

We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,579 at March 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of March 31, 2005, $84,973 of the $150,000 allowance was utilized. The Credit Facility contains default provisions customary for facilities of this type. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2).

Loss from the Early Extinguishment of Debt

During the six months ended March 31, 2005, we repurchased $44,925 of our Convertible Notes for $45,938. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,734, which is included in loss from the early extinguishment of debt, in the consolidated statements of income for the six months ended March 31, 2005.

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of March 31, 2005, we had $175,929 available under lines of credit, including the $165,579 available under the Credit Facility and had open standby letters of credit totaling $34,421. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

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

During fiscal 2005, we sold lease receivables totaling $139,392 for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

8. GOODWILL

Goodwill associated with our reporting segments was:

	IKON North America	IKON Europe	Total
Goodwill at September 30, 2004	$949,138	$337,426	$1,286,564
Translation adjustment	5,014	5,325	10,339

Goodwill at March 31, 2005	$954,152	$342,751	$1,296,903

Changes in the goodwill balance since September 30, 2004 are attributable to foreign currency translation adjustments. In addition, $9,827 of goodwill has been reclassified to assets held for sale on the consolidated balance sheets as a result of the proposed sale of our French subsidiary (see Note 16).

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As of March 31, 2005, we had no intangible assets other than goodwill except those related to our defined benefit plans.

9. SHARE REPURCHASES

In March 2004, our Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”). From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During the first half of fiscal 2005, we repurchased 3,109 shares of our outstanding common stock for $34,098, leaving $138,328 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of March 31, 2005, $84,973 of the $150,000 allowance was utilized.

10. COMPREHENSIVE INCOME

Total comprehensive income is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2005	Restated 2004	2005	Restated 2004
Net income	$380	$27,258	$21,619	$56,035
Foreign currency translation adjustments	(17,670)	8,817	31,557	48,190
Gain on derivative financial instruments, net of tax expense of: $45 and $3,760 for the three months ended March 31, 2005 and 2004, respectively; $214 and $5,945 for the six months ended March 31, 2005 and 2004, respectively	117	6,684	382	10,569

Total comprehensive (loss) income	$(17,173)	$42,759	$53,558	$114,794

During the second quarter of fiscal 2005, we recognized a gain of $1,041 from the realization of accumulated translation adjustments related to the Mexican Sale.

The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability, and derivative financial instruments included in accumulated other comprehensive income in the consolidated balance sheets were $97,975, $(46,400) and $559, respectively, at March 31, 2005 and $66,418, $(46,400) and $177, respectively, at September 30, 2004.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended March 31		Six Months Ended March 31
	2005	Restated 2004	2005	Restated 2004
Numerator:
Income from continuing operations	$9,055	$28,438	$31,420	$58,203
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes		2,328		4,681

Numerator for diluted earnings per common share—net income	$9,055	$30,766	$31,420	$62,884

Denominator:
Weighted average common shares	140,404	147,453	140,945	146,975
Effect of dilutive securities:
Convertible Notes		19,960		19,960
Employee stock options	323	341	374	334
Employee stock awards	1,778	3,147	1,916	2,762

Dilutive potential common shares	2,101	23,448	2,290	23,056
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	142,505	170,901	143,235	170,031

Basic earnings per common share from continuing operations	$0.06	$0.19	$0.22	$0.40

Diluted earnings per common share from continuing operations	$0.06	$0.18	$0.22	$0.37

We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for fiscal 2005 excludes the assumed conversion of the Convertible Notes because the impact is antidilutive.

Options to purchase 6,117 shares of common stock at $10.99 to $46.59 per share were outstanding during the second quarter of fiscal 2005 and options to purchase 2,917 shares of common stock at $12.23 to $46.59 per share were outstanding during the second quarter of fiscal 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Options to purchase 7,951 shares of common stock at $10.60 to $46.59 per share were outstanding during the first six months of fiscal 2005 and options to purchase 7,388 shares of common stock at $10.67 to $46.59 per share were outstanding during the first six months of fiscal 2004, but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. SEGMENT REPORTING

The table below presents segment information for the three months ended March 31, 2005 and 2004:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Three Months Ended March 31, 2005
Net sales	$420,671	$75,045		$495,716
Services	507,673	61,225		568,898
Finance income	20,739	6,920		27,659
Finance interest expense	5,293	1,713		7,006
Gain from divestiture of business	(1,901)			(1,901)
Asset impairments	313			313
Restructuring	11,396			11,396
Operating income (loss)	90,516	7,861	$(71,441)	26,936
Interest expense, net			10,507	10,507
Income before taxes				14,695

Three Months Ended March 31, 2004 (restated)
Net sales	$413,711	$72,274		$485,985
Services	519,086	57,797		576,883
Finance income	91,666	6,593		98,259
Finance interest expense	32,762	1,574		34,336
Loss from divestiture of business	12,125			12,125
Operating income (loss)	124,718	6,109	$(84,182)	46,645
Interest expense, net			9,662	9,662
Income before taxes				33,837

The table below presents segment information for the six months ended March 31, 2005 and 2004:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Six Months Ended March 31, 2005
Net sales	$808,955	$151,458		$960,413
Services	1,036,484	122,356		1,158,840
Finance income	44,790	13,675		58,465
Finance interest expense	11,451	3,443		14,894
Gain from divestiture of business	(1,901)			(1,901)
Asset impairments	313			313
Restructuring	11,396			11,396
Operating income (loss)	206,361	14,776	$(147,264)	73,873
Interest expense, net			23,311	23,311
Income before taxes				48,828

Six Months Ended March 31, 2004 (restated)
Net sales	$797,567	$139,222		$936,789
Services	1,039,117	112,262		1,151,379
Finance income	184,585	12,685		197,270
Finance interest expense	66,053	3,222		69,275
Loss from divestiture of business	12,125			12,125
Operating income (loss)	251,910	11,201	$(158,395)	104,716
Interest expense, net			19,748	19,748
Income before taxes				81,749

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

13. CONTINGENCIES

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,824 and $7,928 as of March 31, 2005 and September 30, 2004, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

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

During fiscal 2005 and 2004, we did not incur any costs for environmental capital projects, but incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the six months

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

ended March 31, 2005 and March 31, 2004, these costs were $164 and $216, respectively. All costs were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coalmines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until such liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of March 31, 2005 and September 30, 2004, our accrual for black lung and workers’ compensation liabilities related to B&T was $11,755 and $12,384, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.

We received notice of possible additional taxes due related to international matters. We believe they will not materially affect our consolidated financial statements.

We recognize certain guarantees in accordance with FASB Interpretation No. 45. Accordingly, we recognize a liability related to guarantees for the fair value, or market value, of the obligation we assume.

As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at March 31, 2005 was $254,642. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $460 at March 31, 2005. The equipment leased to the customers related to the above indemnifications represents collateral which we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement.

We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company (“Delfield”), a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of Delfield’s ability and intent to make payment or refinance the bond. In the event Delfield defaults on the bond, we would be required under the agreement to make payment to the lender. As of March 31, 2005, the maximum amount that we would be required to pay the lender is $3,150.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. PENSION PLANS

We sponsor defined benefit pension plans for the majority of our employees (all U.S. employees hired on or after July 1, 2004 are not eligible to participate in the U.S. defined benefit pension plan). The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended March 31
	2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$7,033	$1,071	$7,714	$1,037
Interest cost on projected benefit obligation	8,107	974	7,666	803
Expected return on assets	(7,502)	(949)	(5,666)	(741)
Amortization of net obligation		9		9
Amortization of prior service cost	142	2	142	1
Recognized net actuarial loss	1,892	164	2,628	226

Net periodic pension cost	$9,672	$1,271	$12,484	$1,335

	Six Months Ended March 31
	2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$14,066	$2,138	$15,428	$2,048
Interest cost on projected benefit obligation	16,214	1,940	15,332	1,569
Expected return on assets	(15,004)	(1,889)	(11,332)	(1,445)
Amortization of net obligation		19		17
Amortization of prior service cost	284	3	284	3
Recognized net actuarial loss	3,784	325	5,256	438

Net periodic pension cost	$19,344	$2,536	$24,968	$2,630

As of March 31, 2005, $9,942 of contributions had been made. During the third quarter of fiscal 2005, we made a contribution to our U.S. defined benefit pension plan of $31,200. We do not expect to make additional contributions during fiscal 2005.

15. FINANCIAL INSTRUMENTS

As of March 31, 2005, all of our derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption that the interest rate swaps are fully effective. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2005, unrealized gains totaling $382, after taxes, were recorded in accumulated other comprehensive income.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

16. ASSETS AND LIABILITIES HELD FOR SALE

On July 8, 2005, IKON Office Solutions (Holdings) S.A.S. completed the divestiture of our French subsidiary, IKON Office Solutions S.A.S. We expect to continue to support key accounts and pan-European accounts with a continued but downscaled presence in France, similar to our new model in Mexico. We currently expect to realize a gain during the fourth quarter of fiscal 2005 on the sale of IKON France.

At March 31, 2005, all criteria for classification of assets and liabilities as held for sale as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for IKON France had been met. In accordance with SFAS 144, an estimate of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets Held for Sale” and “Liabilities Held for Sale”. The following represents the major classes of assets and liabilities held for sale at March 31, 2005. These amounts will continue to change due to normal account activity from March 31, 2005 and the closing date of the transactions, and the results of final negotiations.

Carrying Amount
Assets
Accounts receivable, less allowance	$7,289
Finance receivables, less allowance	3,602
Inventories	2,745
Prepaid expenses and other current assets	4,521
Equipment on operating leases, net	150
Property and equipment, net	1,088
Goodwill	9,828
Other assets	1,109

Assets held for sale	$30,332

Liabilities
Trade accounts payable	$9,770
Accrued salaries, wages and commissions	7,697
Taxes payable	4,268
Long-term debt	4,218

Liabilities held for sale	$25,953

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, on-site managed services, legal document services, customized workflow solutions, and comprehensive support through our service force of 15,600 employees, including our team of 7,000 customer service technicians and support resources worldwide. We have approximately 450 locations throughout North America and Western Europe.

For fiscal 2005, we have outlined the following objectives for our business:

•	improving operational leverage;

•	core growth; and

•	related expansion.

These objectives assume continued growth and profitability improvements in our ongoing revenue streams as we continue to transition out of our captive leasing business in North America.

Operating leverage requires that we continue to lower our overall cost-to-serve and improve both sales and administrative productivity through centralization and process and system enhancements. In particular, we are focused on reducing our selling and administrative expenses to more competitive levels, and have established a fiscal 2005 target for selling and administrative expense as a percentage of revenues of one percentage point below fiscal year 2004 levels. In the second quarter of fiscal 2005, selling and administrative expense as a percentage of revenue was 31.6% compared to 32.0% a year ago. We had a headcount decline of over 1,700 employees in the second quarter of fiscal 2005, of which many were directly attributed to the actions we took during the quarter to reduce costs and improve operational efficiency, including exiting our Business Document Services (“BDS”) unit, reducing the number of our Legal Document Services (“LDS”) sites, reorganizing our field structure in North America through expansion of geographic coverage for certain area vice presidents and reducing other corporate staff, and selling substantially all of our operations in Mexico. In addition, on May 23, 2005, we announced our entry into a definitive Share Sale Agreement with NRG France S.A.S. for the sale of our French subsidiary, IKON Office Solutions S.A.S. The completion of the divestiture occurred in the fourth quarter of fiscal year 2005. We expect to continue to support key accounts and pan-European accounts with a continued but downscaled presence in France, similar to our new model in Mexico. Finally, we have taken several measures during the second quarter to improve our billing process, which is critical in attaining our operational leverage objective.

Core growth has three points of focus: improvement of sales effectiveness in all market segments; gain of market share in underrepresented markets; and the targeting of product segments in which demand is growing the fastest. A top priority for us in fiscal 2005 is our implementation of the integrated selling model (“ISM”), which is designed to provide sales coverage on a lower-cost-to-serve basis through the use of professional phone-based sales representatives working in concert with our field-based representatives. We believe this model will also improve our retention of small to medium-sized customers while at the same time providing us with added sales capacity for higher-end selling solutions. By the end of the second quarter of fiscal 2005, we completed the launch of the ISM across North America and now have 276 trained account executives in place to support the model. Also during the second quarter of fiscal 2005, we continued to strengthen our share of the market encompassing Fortune 500 and large global and private companies (through our “National Account Program”) as we added 13 new contracts to this focus area. To ensure that we capture the fastest growing product technologies, we continue to strengthen our color equipment portfolio with a diversified mixture of products. Color equipment revenues grew 8% in the second quarter of fiscal 2005 compared to the same period of fiscal 2004, as sales for production color equipment reached an all-time high in March.

We are expanding into adjacent markets, such as Europe, and new service opportunities within Enterprise Services that differentiate and build solidly on our core business, which involves equipment sales and the ongoing volume in services and supplies that those sales generate. In Europe, our City Strategy focuses on expansion into key cities throughout Europe as we commenced operations in three additional cities, Milan, Barcelona, and Geneva in fiscal 2005. In the second quarter of fiscal 2005, revenues in Europe increased 5% compared to the same period a year ago. Within Enterprise Services, Professional Services is a key growth opportunity for us. In the second quarter of fiscal 2005, we experienced an increase in Professional Services revenues of 7%, compared to the second quarter of fiscal 2004, as our Professional Services team delivered four times as many document strategy assessments as in fiscal 2004, leading the way for our customers to implement new workflow solutions and fleet management strategies to improve their productivity and return on investment.

For the second quarter of fiscal 2005, we had revenues of $1.1 billion, representing a 5.9% decline from the second quarter of fiscal 2004. This decline was due in large measure to lower Customer Services revenues, lower Managed Services revenues and our transition out of the North American leasing operations in fiscal 2004 and the decrease in high-margin revenues previously recognized from that business. Diluted earnings per share from continuing operations for the second quarter of fiscal 2005 were $0.06. Refer to “Results of Operations” for further discussion of our quarterly financial statements.

RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2005 and 2004 in the section relating to the three months ended March 31, 2005 refer to the three months ended March 31, 2005 and 2004, respectively, and references to 2005 and 2004 in the section relating to the six months ended March 31, 2005 refer to the six months ended March 31, 2005 and 2004, respectively. Read the following together with the Notes to Condensed Consolidated Financial Statements including “Note 2. Restatement of Previously Issued Financial Statements.”

Three Months Ended March 31, 2005

Compared to the Three Months Ended March 31, 2004

Revenues

	2005	Restated 2004	Change
Net sales	$495,716	$485,985	2.0%
Services	568,898	576,883	(1.4)
Finance income	27,659	98,259	(71.9)

	$1,092,273	$1,161,127	(5.9)%

The decrease in revenues of 5.9%, compared to the second quarter of fiscal 2004, which includes a currency benefit of 0.8% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sale of our North American leasing business, lower equipment revenues in North America, and lower Customer Service revenues. These decreases were partially offset by an increase in net sales and services as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 0.9%. Equipment revenue of $457,745 increased by approximately 5.1%, or $22,300, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE, continued growth from the sale of color equipment, and strong equipment sales in Europe. Origination fees from, and sales of residual value to, GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $38,090 of equipment revenue during the second quarter of fiscal 2005. As a result, equipment revenue would have decreased by approximately 3.4% excluding the impact of the origination fees and sales of residual value. Consistent with our City Expansion strategy, European equipment revenues increased by 12.4%, or by $7,471, compared to the second quarter of fiscal 2004, while North American equipment sales declined due to continued competitive pressure, and the impact of newly introduced black and white models positioned at lower average selling prices. Revenues generated from the sale of color devices increased by 8% compared to the second quarter of fiscal 2004, due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 21% in the second quarter of fiscal 2004 to approximately 23% in the second quarter of fiscal 2005. Revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 10% compared to the second quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment, and new alternate products available in segment 4. However, during the second quarter of fiscal 2005, we continued to experience strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 5% compared to the second quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part to the shift of sales focus to color devices and lower average selling prices for these products. As of March 31, 2005, sales of black and white office equipment represented 58% of equipment revenue, compared to 59% at March 31, 2004. Direct supply sales of $30,230 decreased by approximately 14.4%, or $5,099, compared to the second quarter of fiscal 2004, due to lower demand for fax and lower-end copier supplies.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides: on-site and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases; income from the sharing of gains on certain lease-end activities with GE in the U.S.; and fees received from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). Services decreased by 1.4% including a currency benefit of approximately $3,854. Excluding the impact of currency translation, services decreased by approximately 2.1%. Managed Services revenues of $162,270, which includes both on-site Managed Services and Legal Document Services, decreased by $4,216, or 2.5%. Off-site Managed Services of $44,452, which is primarily comprised of our Legal Document Services unit, a short-cycle and increasingly competitive transactional business, declined by approximately $10,034, compared to the second quarter of fiscal 2004, due mainly to the impact of the restructuring actions we took during the second quarter of fiscal 2005 which involved the closure of 17 sites. On-site Managed Services revenues of $117,818 grew 5.2%, or by $5,818, from the prior year, due to an increase in new contracts and an improved retention rate. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) decreased by $20,071, or 5.6%, compared to the second quarter of fiscal 2004, attributable mainly to a decrease in average revenue per copy, the impact of specific concessions made to customers during the second quarter of fiscal 2005, partially offset by an increase in copy volume of approximately 1%. Professional Services increased 7.1%, or by $1,510, compared to the second quarter of fiscal 2004 as a result of our continued focus on providing customers with digital technologies to reduce their costs and improve workflow. We believe that our new solutions portfolio, expanded sales coverage, and incentives built into our commission structure will continue to fuel growth into this important area during the remainder of fiscal 2005. A significant impact to services revenue was the impact of fees received as a result of the GE relationship, including Preferred Fees of $12,691 during the second quarter of fiscal 2005, partially offset by the impact of lease-end activities of approximately $7,269. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Rental revenue decreased by $4,944, or 21.0%, compared to the second quarter of fiscal 2004, due primarily from the sale of $38,900 of rental assets to GE on March 31, 2004.

Finance income is generated by our leasing subsidiaries, as well as by certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was due primarily to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the second quarter of fiscal 2005. This decrease was partially offset by a currency benefit of 0.7%. Although we will continue to receive finance income under certain leases that will be financed directly by us, our total finance income will continue to decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2005	Restated 2004
Gross margin, net sales	27.7%	28.4%
Gross margin, services	39.4	39.5
Gross margin, finance income	74.7	65.1
Gross margin, total	35.0	37.0

The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment, growth in lower-margin National Account Program revenues, and continued market competitiveness. In addition, the net impact of origination fees and sales of equipment residual values to GE negatively impacted the net sales gross margin by approximately 17 basis points.

The gross margin percentage on services remained relatively constant when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004. Off-site Managed Services margins declined compared to the second quarter of fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. As a result of the actions we took late in the second quarter of fiscal 2005 to reduce the variability of the cost structure of off-site Managed Services, we expect profit margin percentages for off-site Managed Services to improve during the remainder of fiscal 2005. Professional Services margins declined as a result of our increase in staffing in advance of our expected increase in demand. Customer Services gross margin increased due to the impact of mix, partially offset by the impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were offset by the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin percentage by approximately 68 basis points.

The gross margin percentage on finance income increased from 65.1% in the second quarter of fiscal 2004 to 74.7% in the second quarter of fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are leveraged with a lower amount of debt, European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. Part of this lower leverage was due to the fact that $5,721 of interest expense recorded in “Interest expense, net” during fiscal 2005 related to debt that was reclassified from debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) to corporate debt beginning on April 1, 2004. Prior to April 1, 2004, interest costs of the Non-Corporate Debt were recorded in finance interest expense. As a result, the gross margin on finance income was positively impacted by this change in classification. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio. By September 30, 2005, we believe that approximately 83% of the gross profit we estimated would be generated by the retained U.S. lease portfolio as of the consummation of the U.S. Transaction will have been earned.

Selling and Administrative Expenses

	2005	Restated 2004	Change
Selling and administrative expenses	$345,469	$371,320	(7.0)%
S&A as a % of revenue	31.6%	32.0%

Selling and administrative expense, which was unfavorably impacted by $2,288 due to foreign currency translation, decreased by $25,851 or 7.0%, during the second quarter fiscal 2005 compared to the second quarter of fiscal 2004, and decreased from 32.0% to 31.6% as a percentage of revenue.

The net impact of the Transactions of $18,485 was a significant factor of the decrease in selling and administrative expense compared to fiscal 2004. Approximately $11,190 of this decrease was due to no lease default expense being required for either retained or sold lease receivables of IOS Capital LLC, our former leasing subsidiary in the U.S. (“IOSC”), during the second quarter of fiscal 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense attributable to the Transactions was due to the transfer of over 300 employees to GE. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements.

Other changes in selling and administrative expenses impacting the Company were:

•	A decrease of $6,150 in selling compensation and benefits costs due primarily to average headcount reductions and a decline in revenues compared to fiscal 2004;

•	A decrease in pension costs of $1,524 compared to the second quarter of fiscal 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will decrease compared to fiscal 2004;

•	A decrease of $4,216 as a result of lower spending for information technology, travel, and other expenses due to discretionary spending reductions during fiscal 2005, partially offset by higher consulting fees from our Sarbanes-Oxley internal control certification efforts; and

•	An increase of $2,168 related to cost incurred to terminate seven real estate leases during the second quarter of fiscal 2005. These costs represent both lease termination payments made to lessors as well as future lease payments for locations in which we ceased using the facility.

For the remainder of fiscal 2005, we will continue to take aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of headcount and real estate reductions, discretionary expense reductions, and by eliminating unprofitable business lines to streamline our selling and administrative structure. These decreases will be partially offset by the impact of an increase in consulting and audit fees as we execute our Sarbanes-Oxley internal control certification efforts (see “Item 4. Controls and Procedures”).

Other

	2005	Restated 2004	Change
(Gain) loss from divestiture of businesses	$(1,901)	$12,125	(115.7)%
Asset impairments	313		100.0
Restructuring	11,396		100.0
Operating income	26,936	46,645	(42.3)
Loss from early extinguishment of debt	1,734	3,146	(44.9)
Interest expense, net	10,507	9,662	8.7
Taxes on income	5,640	5,399	4.5
Net income from continuing operations	9,055	28,438	(68.2)
Diluted earnings per common share-continuing operations	0.06	0.19	(68.4)
Net loss from discontinued operations	(8,675)	(1,180)	635.2
Diluted loss per common share-discontinued operations	(0.06)	(0.01)	500.0

During the second quarter of fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and services to customers. During the second quarter of fiscal 2004, we recognized a loss of $12,125 as a result of the U.S. Transaction.

During the three months ended March 31, 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and corporate staff, and Mexico. See pages 45-48 for a discussion relating to asset impairments and restructuring actions that we took during the second quarter of fiscal 2005.

Operating income decreased in fiscal 2005 by 42.3% compared to fiscal 2004, as a result of the factors discussed above.

During the three months ended March 31, 2005, we repurchased $44,925 of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) for $45,938. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,734 which is included in loss from the early extinguishment of debt in the consolidated statements of income for the three months ended March 31, 2005. During the three months ended March 31, 2004, we recorded a loss from the early extinguishment of debt of $3,146, as a result of the repurchase of various debt instruments.

The increase in interest expense, net was primarily due to our assumption of IOSC’s public debt (the 2004 Notes, the Convertible Notes, and the 7.25% notes payable due 2008 (the “2008 Notes”); collectively, the “Additional Corporate Debt”) as part of the U.S. Transaction. Interest on this debt, which was reported in “Finance interest expense” prior to April 1, 2004, is now reported as “Interest expense, net.” This change resulted in approximately $5,721 of additional interest expense being recorded in “Interest expense, net” compared to fiscal 2004. We expect to continue to experience a modest increase in “Interest expense, net,” as the Additional Corporate Debt will be included on this income statement line for the entire 2005 fiscal year, partially offset by the benefit of lower average outstanding balances of other debt during fiscal 2005.

The effective income tax rate was 38.38% and 15.96% for the second quarter of fiscal 2005 and 2004, respectively. The increase in the effective income tax rate is due primarily to the impact of certain non-recurring items that reduced the rate in fiscal 2004. These items were the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction during fiscal 2004 and the reversal of valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. In addition, the tax benefit relating to the sale of our Mexican operations during the second quarter of fiscal 2005 was reduced due to capital loss limitations. The effective income tax rate for the remainder of fiscal 2005 is expected to be 36.75%, resulting in a full year effective tax rate of 36.27%. This excludes any tax impact from the sale of our French operations.

Diluted earnings per common share from continuing operations were $0.06 for the second quarter of fiscal 2005, compared to $0.18 for the second quarter of fiscal 2004. The decline in diluted earnings per share is mainly attributable to the impact of the asset impairments and restructuring activities during fiscal 2005, the impact of lower finance income, the impact of lower Customer Services revenues, partially offset by the effect of lower outstanding shares and other operational changes compared to the second quarter of fiscal 2004.

Diluted losses per share from discontinued operations increased primarily as a result of the actions related to restructuring and asset impairments as discussed on pages 45-48.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	2005	Restated 2004	Change
Net sales	$420,671	$413,711	1.7%
Services	507,673	519,086	(2.2)
Finance income	20,739	91,666	(77.4)
Finance interest expense	5,293	32,762	(83.8)
(Gain) loss from divestiture of business	(1,901)	12,125	(115.7)
Asset impairments	313		100.0
Restructuring	11,396		100.0
Operating income	90,516	124,718	(27.4)

Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales increased by 1.7% due to an increase in equipment sales of 4.1%, or $15,315, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $38,090 of equipment revenue during the second quarter of fiscal 2005. As a result, equipment revenue would have decreased approximately 5.6% excluding the impact of the origination fees and sales of residual value. This decline was due to continued competitive pressure and the impact of newly introduced black and white models positioned at lower average selling prices. Revenues generated from the sale of color devices increased compared to the second quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, sales of color devices increased during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004. These increases were offset by a decrease in the sale of segment 5 and 6 black and white production equipment compared to the second quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during the second quarter of fiscal 2005, we continued to experience strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment declined compared to the second quarter of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part, to the shift of sales focus to color devices and lower average selling prices for these products. Direct supply sales decreased by approximately 15.2% or $4,543 compared to the second quarter of fiscal 2004, due to lower demand for fax and lower-end equipment supplies.

Services decreased by 2.2% due primarily to a decrease in Managed Services revenues, which includes both on-site Managed Services and Legal Document Services, of $3,952 or 2.6%, to $148,917. Off-site Managed Services of $44,452, which is primarily comprised of our Legal Document Services unit, a short-cycle and increasingly competitive transactional business, declined by approximately $10,034 compared to the second quarter of fiscal 2004 due mainly to the impact of the restructuring actions we took during the second quarter of fiscal 2005 which involved the closure of 17 sites in North America. On-site Managed Services revenues of $104,465 grew 6.2% or $6,082, from the prior year due to an increase in new contracts and an improved retention rate. Customer Services revenues decreased by $22,537 or 7.0% compared to the second quarter of fiscal 2004, attributable mainly to a decrease in average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. Rental revenue decreased by $4,935, or 22.3%, due primarily to the sale of $38,900 of rental assets to GE on March 31, 2004. Off-setting these decreases to service revenues was the impact of fees received as a result of the GE relationship, including Preferred Fees of $12,961 during the second quarter of fiscal 2005 partially offset by the impact of lease-end activities of approximately $7,269.

Finance income and finance interest expense decreased as a result of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the second quarter of fiscal 2005.

Operating income decreased primarily due to a decline in finance income, lower equipment revenues and a decline in off-site Managed Services revenues compared to the second quarter of fiscal 2004, partially offset by the impact of the reclassification of the Additional Corporate Debt of $5,721.

IKON Europe

	2005	2004	Change
Net sales	$75,045	$72,274	3.8%
Services	61,225	57,797	5.9
Finance income	6,920	6,593	5.0
Finance interest expense	1,713	1,574	8.8
Operating income	7,861	6,109	28.7

Net sales include a currency benefit of approximately $2,271. Excluding the impact of currency translation, net sales were flat compared to 2004. Equipment sales increased by 12.2%, compared to the second quarter of fiscal 2004 but was offset by decreases in direct supplies sales and de-emphasized technology hardware revenues of 10.1% and 42.6%, respectively. Services increased as a result of currency benefits of approximately $1,993. Excluding the impact of currency translation, services increased by 2.5% due to an increase in customer services revenues of 6.8% as a result of an increase in copy volumes across Europe. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $200. Operating income in the second quarter of fiscal 2005 increased due to the operational performance discussed above and the favorable impact of currency.

Corporate and Eliminations

Corporate and Eliminations, which is not treated as a business segment, is comprised of certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, were $71,441 and $84,182 in the second quarter of fiscal 2005 and the second quarter of fiscal 2004, respectively.

Six Months Ended March 31, 2005

Compared to the Six Months Ended March 31, 2004

Revenues

	2005	Restated 2004	Change
Net sales	$960,413	$936,789	2.5%
Services	1,158,840	1,151,379	0.6
Finance income	58,465	197,270	(70.4)

	$2,177,718	$2,285,438	(4.7)%

The decrease in revenues of 4.7%, compared to the six months ended March 31, 2004, which includes a currency benefit of 1.1% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sale of our North American leasing business, lower equipment revenues in North America, lower Managed Services revenue and lower Customer Services revenue. These decreases were partially offset by an increase in net sales and services as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The increase in net sales includes a currency benefit of 1.4%. Equipment revenue of $879,488, increased by approximately 4.7%, or $39,803, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees from, and sales of residual value to, GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $76,363 of equipment revenue during the six months ended March 31, 2005. As a result, equipment revenue would have remained consistent with fiscal 2004 revenues, excluding the impact of the origination fees and sales of residual value. While European equipment revenues increased by 14.9%, or by $17,522, compared to fiscal 2004, inline with our City Expansion strategy in Europe, North American equipment sales declined due to competitive pressures and the impact of the newly introduced black and white models positioned at lower average selling prices. In addition, first quarter fiscal 2005 North American equipment revenues were impacted by changes in sales coverage, selling processes and incentives, as we launched important long-term initiatives in Professional Services and the new integrated selling model. Revenues generated from the sale of color devices increased by 13% compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 20% from the six months ended March 31, 2004 to approximately 23% in the same period in fiscal 2005. Revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 14% compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 5% compared to fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part to the shift of sales focus to color devices and lower average selling prices for these products. As of March 31, 2005, sales of black and white office equipment represented 56% of equipment revenue, compared to 57% at March 31, 2004. Direct supply sales of $60,685 decreased by approximately 12%, or $8,515, compared to fiscal 2004, due to lower demand for fax and lower-end copier supplies.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides on-site and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and fees received from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). Services increased by 0.7% including a currency benefit of approximately $10,997. Excluding the impact of currency translation, services decreased by approximately 0.3%. Managed Services revenues of $330,380, which includes both on-site Managed Services and Legal Document Services, decreased by $14,576, or 4.2%. Off-site Managed Services, a short-cycle and increasingly competitive transactional business declined by approximately $27,060 compared to the six months ended March 31, 2004 due to pricing pressure, lower copy volumes and the impact of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited the first quarter of fiscal 2004 revenues by $10,119. On-site Managed Services revenues grew from the prior year, due to an increase in new contracts and an improved retention rate. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) decreased by $15,561, or 2.2%, compared to fiscal 2004, due to lower average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. Professional Services increased 10.7%, or by $2,818, compared to the six months ended March 31, 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow. We believe that our new solutions portfolio, expanded sales coverage, and incentives built into our commission structure will continue to fuel growth into this important area during the remainder of fiscal 2005. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, including Preferred Fees of $25,368 during the six months ended March 31, 2005, partially offset by the impact of lease-end activities of approximately $14,513. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Rental revenue decreased by $8,114, or 17.7%, compared to the six months ended March 31, 2004, due primarily from the sale of $38,900 of rental assets to GE on March 31, 2004.

Finance income is generated by our leasing subsidiaries, as well as by certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was due primarily to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the six months ended March 31, 2005. This decrease was partially offset by a currency benefit of 1.3%. Although we will continue to receive finance income under certain leases that will be financed directly by us, our total finance income will continue to decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2005	Restated 2004
Gross margin, net sales	28.3%	28.9%
Gross margin, services	39.8	39.9
Gross margin, finance income	74.5	64.9
Gross margin, total	35.6	37.5

The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment revenues, growth in lower-margin National Account Program revenues, and continued market competitiveness. In addition, the net impact of origination fees and sales of equipment residual values to GE negatively impacted the net sales gross margin by approximately 23 basis points.

The gross margin percentage on services remained relatively flat compared to the six months ended March 31, 2004. However, the services gross margin percentage during fiscal 2004 was negatively impacted by 35 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. Off-site Managed Services margins declined compared to fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. As a result of the actions we took late in the second quarter of fiscal 2005 to reduce the variability and of the cost structure of off-site Managed Services, we expect profit margin percentages for off-site Managed Services to improve during the remainder of fiscal 2005. Professional Services margins declined as a result of our increase in staffing in advance of our expected increase in demand. Customer Services gross margin increased due to the impact of mix, partially offset by impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were offset by the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin percentage by approximately 15 basis points.

The gross margin percentage on finance income increased from 64.9% in the second quarter of fiscal 2004 to 74.5% in the second quarter of fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are leveraged with a lower amount of debt, European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during fiscal 2005 compared to fiscal 2004. Part of this lower leverage was due to the fact that $11,700 of interest expense recorded in “Interest expense, net” during fiscal 2005 related to debt that was reclassified from Non-Corporate Debt to corporate debt beginning on April 1, 2004. Prior to April 1, 2004, interest costs of the Non-Corporate Debt were recorded in finance interest expense. As a result, the gross margin on finance income was positively impacted by this change in classification. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio. By September 30, 2005, we believe that approximately 83% of the gross profit we estimated would be generated by the retained U.S. lease portfolio as of the consummation of the U.S. Transaction will have been earned.

Selling and Administrative Expenses

	2005	Restated 2004	Change
Selling and administrative expenses	$692,006	$740,963	(6.6)%
S&A as a % of revenue	31.8%	32.4%

Selling and administrative expense, which was unfavorably impacted by $6,480 due to foreign currency translation compared to the prior year, decreased by $48,957, or 6.6%, during the six months ended March 31, 2005 compared to the six months ended March 31, 2004, and decreased from 32.4% to 31.8% as a percentage of revenue.

The net impact of the Transactions of $40,971 was a significant factor of the decrease in selling and administrative expense compared to fiscal 2004. Approximately $22,485 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the six months ended March 31, 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense attributable to the Transactions was due to the transfer of over 300 employees to GE. In addition, during the first quarter of fiscal 2005 we received a refund from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. lease portfolio during fiscal 2004. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements.

Other changes in selling and administrative expenses impacting the Company were:

•	A decrease in pension costs of $3,031 compared to the six months ended March 31, 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will continue to decrease compared to fiscal 2004;

•	A decrease in spending for information technology, travel, and other expenses of approximately $6,973 compared to fiscal 2004 as a result of discretionary spending reductions during fiscal 2005; and

•	An increase of $2,168 related to costs incurred to terminate seven real estate leases during the second quarter of fiscal 2005. These costs represent both lease termination payments made to lessors as well as future lease payments for locations in which we ceased using the facility.

For the remainder of fiscal 2005, we will continue to take aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of headcount reductions, real estate, discretionary expense reductions, and by eliminating unprofitable business lines to streamline our selling and administrative structure. These decreases will be partially offset by the impact of an increase in consulting and audit fees as we execute our Sarbanes-Oxley internal control certification efforts (see “Item 4. Controls and Procedures”).

Other

	2005	Restated 2004	Change
(Gain) loss from divestiture of businesses	$(1,901)	$12,125	(115.7)%
Asset impairments	313		100.0
Restructuring	11,396		100.0
Operating income	73,873	104,716	(29.5)
Loss from early extinguishment of debt	1,734	3,219	(46.1)
Interest expense, net	23,311	19,748	18.0
Taxes on income	17,408	23,546	(26.1)
Net income from continuing operations	31,420	58,203	(46.0)
Diluted earnings per common share-continuing operations	0.22	0.37	(40.5)
Net loss from discontinued operations	(9,801)	(2,168)	352.1
Diluted loss per common share-discontinued operations	(0.07)	(0.01)	600.0

During fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and services to customers. During fiscal 2004, we recognized a loss of $12,125 as a result of the U.S. Transaction.

During the six months ended March 31, 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and Mexico. See pages 45-48 for a discussion relating to asset impairments and restructuring actions that we took during fiscal 2005.

Operating income decreased in fiscal 2005 by 29.5% compared to fiscal 2004, as a result of the factors discussed above.

During the six months ended March 31, 2005, we repurchased $44,925 of the Convertible Notes for $45,938. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,734 which is included in loss from the early extinguishment of debt in the consolidated statements of income for the six months ended March 31, 2005. During the six months ended March 31, 2004, we recorded a loss from the early extinguishment of debt of $3,219, as a result of the repurchase of various debt instruments.

The increase in interest expense, net was primarily due to our assumption of the Additional Corporate Debt as part of the U.S. Transaction. Interest on this debt, which was reported in “Finance interest expense” prior to April 1, 2004, is now reported as “Interest expense, net.” This change resulted in approximately $11,701 of additional interest expense being recorded in “Interest expense, net” for the six months ended March 31, 2005 compared to the same period in fiscal 2004. We expect to continue to experience a modest increase in “Interest expense, net,” as the Additional Corporate Debt will be included on this income statement line for the entire 2005 fiscal year, partially offset by the benefit of lower average outstanding balances of other debt during fiscal 2005.

The effective income tax rate was 35.65% and 28.80% for the six months ended March 31, 2005 and 2004, respectively. The increase in the effective income tax rate is due primarily to certain non-recurring items that reduced the tax rate in fiscal 2004. These items were the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction during fiscal 2004 and the reversal of valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. In addition, the tax benefit relating to the sale of our Mexican operations during the second quarter of fiscal 2005 was reduced due to capital loss limitations. Partially offsetting the increase in income tax expense is the deferral of depreciation expense for tax purposes in Ireland as a result of tax planning strategies. In particular, we have previously expensed depreciable asset purchases in accordance with Irish tax law provisions. We are currently taxed at 10% of income; however, effective January 1, 2006, we will be taxed at 12.5% of income. During the first quarter of fiscal 2005, we determined that we would not deduct depreciable asset purchases in fiscal 2004 and fiscal 2005. As a result, we will receive a tax benefit of 12.5% rather than 10% from the depreciation of these assets. The six months of fiscal 2005 results reflect the benefit of the change in tax planning with respect to depreciable assets in fiscal 2004 of $1,345. The fiscal 2005 expected benefit of $822 has been considered in the determination of the expected effective tax rate for fiscal 2005. The effective income tax rate for the remainder of fiscal 2005 is expected to be 36.75%, resulting in a full year effective tax rate of 36.27%. This excludes any tax impact from the sale of our French operations.

Diluted earnings per common share from continuing operations were $0.22 for the first half of fiscal 2005, compared to $0.37 for the first half of fiscal 2004. The decline in diluted earnings per share is mainly attributable to the impact of the asset impairments and restructuring activities during fiscal 2005, lower profit generated by Legal Document Services, the impact of lower equipment sales, the impact of lower Customer Services revenues and the impact of lower finance income, partially offset by the impact of a non-recurring tax adjustment, the effect of lower outstanding shares and other operational changes compared to the first half of fiscal 2004.

Diluted losses per share from discontinued operations increased by 600% primarily due to the actions related to restructuring and asset impairments as discussed on pages 45-48.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	2005	Restated 2004	Change
Net sales	$808,955	$797,567	1.4%
Services	1,036,484	1,039,117	(0.3)
Finance income	44,790	184,585	(75.7)
Finance interest expense	11,451	66,053	(82.7)
(Gain) loss from divestiture of businesses	(1,901)	12,125	(115.7)
Asset impairments	313		100.0
Restructuring	11,396		100.0
Operating income	206,361	251,910	(18.1)

Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales increased by 1.4% due to an increase in equipment sales of 3.2% as a primary result of the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed to $76,373 of equipment revenue during fiscal 2005. As a result, equipment revenue would have decreased approximately 6.8% excluding the impact of the origination fees and sales of residual value. This decline was due to competitive pressure and lower sales productivity as a result of several long-term strategic priorities launched during the first quarter of fiscal 2005 which impacted first quarter 2005 revenues. Revenues generated from the sale of color devices increased compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. These increases were offset by a decrease in the sale of segment 5 and 6 black and white production equipment compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. However, during fiscal 2005, we experienced strong performance in the high-end of segment 6 equipment sales. Sales of segment 1 – 4 black and white office equipment declined compared to the first half of fiscal 2004. This decrease was attributable to lower demand for these products compared to the same period in the prior year, due in part, to the shift of sales focus to color devices and lower average selling prices for these products. Direct supply sales decreased by approximately 13.4% compared to fiscal 2004, due to lower demand for fax and lower-end equipment supplies.

Services decreased by 0.3% due primarily to a decrease in Managed Services revenues, which includes both on-site Managed Services and Legal Document Services, of $14,810, or 4.7%, to $303,429. Off-site Managed Services, a short-cycle and increasingly competitive transactional business declined by approximately $27,060 compared to the six months ended March 31, 2004 due to pricing pressure, lower copy volumes and the impact of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited the first quarter of fiscal 2004 revenues by $10,119. On-site Managed Services revenues of $211,816 grew 6.1% or $12,250, from the prior year due to an increase in new contracts and an improved retention rate. Customer Services revenues decreased by $22,824 or 3.6% compared to fiscal 2004, attributable mainly to a decrease in average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. Rental revenue decreased by $8,076, or 18.8%, due primarily to the sale of $38,900 of rental assets to GE on March 31, 2004. Off-setting these decreases to Service revenues was the impact of fees received as a result of the GE relationship, including Preferred Fees of $25,368 during fiscal 2005 partially offset by the impact of lease-end activities of approximately $14,513. Additionally, Professional Services grew by $2,818, or 10.7%, compared to fiscal 2004 as a result of continued focus on providing customers with digital technologies to reduce their costs and improve workflow.

Finance income and finance interest expense decreased as a result of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the first half of fiscal 2005.

Operating income decreased primarily due to a decline in finance income, lower equipment revenues, lower Customer Services revenues, and a decline in off-site Managed Services revenues compared to fiscal 2004, partially offset by the impact of the reclassification of the Additional Corporate Debt of $11,700.

IKON Europe

	2005	2004	Change
Net sales	$151,458	$139,222	8.8%
Services	122,356	112,262	9.0
Finance income	13,675	12,685	7.8
Finance interest expense	3,443	3,222	6.9
Operating income	14,776	11,201	31.9

Net sales includes a currency benefit of approximately $9,434. Excluding the impact of currency translation, net sales increased by 2.0% primarily driven by an increase in equipment sales of 14.8%, compared to fiscal 2004, due to several new contracts during the first half of fiscal 2005 as a result of our ongoing emphasis on national and global accounts. The increases in equipment sales were partially offset by decreases in direct supplies sales and technology hardware revenues of 6.0% and 26.1%, respectively. Services increased as a result of currency benefits of approximately $7,162. Excluding the impact of currency translation, services increased by 2.6% due to an increase in customer services revenues of 10.4% as a result of an increase in copy volumes across Europe. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $774. Operating income in fiscal 2005 increased due to the operational performance discussed above and the favorable impact of currency.

Corporate and Eliminations

Corporate and Eliminations, which is not treated as a business segment, is comprised of certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, were $147,264 and $158,395 in fiscal 2005 and fiscal 2004, respectively.

Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and Mexico (see Note 4).

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 12 North American operating locations. As of March 31, 2005, all but 2 of the 12 BDS sites were closed or sold. Proceeds received from the sale of 2 sites were not material. The remaining 2 BDS sites are classified as held for sale. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 5 to the Condensed Consolidated Financial Statements (Unaudited)).

As a result of the exit of BDS, we recorded a pre-tax restructuring and asset impairment charge of $7,094 and $1,294, respectively, during the second quarter of fiscal 2005. The restructuring charge represents severance of $2,845 for the termination of 227 employees, $1,991 of contractual commitments, and $2,258 of contract termination costs. The asset impairment charge represents fixed asset write-offs. In addition, we wrote-down inventories and other assets by $506 and recorded additional reserves for accounts receivable of $1,201, which are included in “Other Non-Restructuring Items” in the table below. These charges are included within discontinued operations.

If we are unable to successfully sell the remaining 2 BDS locations, we will incur additional charges related to severance, contractual commitments, and contract terminations during fiscal 2005.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During the second quarter of fiscal 2005, we closed 16 of 82 LDS sites in North America to provide both cost flexibility and savings. We will close one additional site during the third quarter of fiscal 2005. As a result of the closure of these sites, we recorded a pre-tax restructuring and asset impairment charge of $2,352 and $313, respectively, during the second quarter of fiscal 2005. The restructuring charge represents severance of $1,675 for the termination of 208 employees, $537 of contractual commitments and $140 of contract termination costs. The asset impairment charge represents fixed asset write-offs. In addition, we wrote down inventories by $52 and recorded additional reserves for accounts receivable of $267, which are included in “Other Non-Restructuring Items” in the table below.

Field Organization and Corporate Staff Reduction

During the second quarter of fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we believe we will be able to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $9,044 representing severance for 395 employees.

The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 is as follows:

Type of Charge	Fiscal 2005 Charge
Restructuring Charge:
Severance	$13,564
Contractual commitments	2,528
Contract termination	2,398

Total Restructuring Charge	18,490
Asset Impairment Charge for Fixed Assets	1,607
Other Non-Restructuring Items	2,026

Total	$22,123

We calculated the asset impairment charges as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The proceeds received for locations sold or held for sale were not sufficient to cover the fixed asset balances, as such, those balances were written off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred by the IKON North America operating segment.

The following presents a reconciliation of the restructuring charge to the balance remaining at March 31, 2005, which is included in other accrued expenses on the consolidated balance sheet:

	Charge	Payments Fiscal 2005	Balance March 31, 2005
Severance	$13,564	$1,128	$12,436
Contractual commitments	2,528	136	2,392
Contract termination	2,398	229	2,169

Total	$18,490	$1,493	$16,997

The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

Projected Payments	2005	2006	2007	Beyond	Total
Severance	$11,096	$1,340			$12,436
Contractual commitments	753	787	$352	$500	2,392
Contract termination	2,169				2,169

Total	$14,018	$2,127	$352	$500	$16,997

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $3,082 at March 31, 2005. To the extent that sublease income cannot be realized, additional restructuring charges will be incurred in each period in which sublease income is not received.

The employees affected by the charge were as follows:

Headcount Reductions	Employees Affected	Fiscal 2005 Employee Terminations	Remaining Employees to be Terminated at March 31, 2005
BDS	227	(126)	101
LDS	208	(122)	86
Field organization and corporate staff	395	(159)	236

Total	830	(407)	423

The locations affected by the charge were as follows:

Site Closures	Sites Affected	Sites Closed	Remaining Sites to be Closed at March 31, 2005
BDS	12	10	2
LDS	17	16	1

Total	29	26	3

We expect all restructuring actions to be completed during fiscal 2005. Remaining employees to be terminated at March 31, 2005 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where we have exited certain locations and are required to make payments over the remaining lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.

Financial Condition and Liquidity

Cash Flows and Liquidity

The following summarizes cash flows for the six months ended March 31, 2005 as reported in our consolidated statements of cash flows:

2005
Cash provided by operating activities	$3,502
Cash provided by investing activities	181,345
Cash used in financing activities	(329,345)
Effect of exchange rates	4,833

Decrease in cash	(139,665)
Cash and cash equivalents at beginning of the year	472,951

Cash and cash equivalents at end of period	$333,286

Operating Cash Flows

We generated $3,502 of cash for operating activities during fiscal 2005 which includes a use of cash of $2,928 from discontinued operations related to our exit from Business Document Services in the second quarter of fiscal 2005. A decrease in accounts receivable positively impacted cash flow from operations by $37,822 due primarily as a result of lower receivables from GE as a result of improvement in funding timing compared to fiscal 2004. Net income from continuing operations was $31,420, which excludes the loss from discontinued operations of $9,801, for the six months ended March 31, 2005, and non-cash operating expenses were $17,545, which includes depreciation, amortization, gain on the divesture of businesses, provision for losses on accounts and lease receivables, asset impairment charges, restructuring charges, deferred income taxes, pension expense, loss from the early extinguishment of debt, and non-cash interest expense on debt supporting unsold residual value. Reductions of inventory levels compared to September 30, 2004, benefited cash from operations by $12,377 during fiscal 2005 due to improved efforts by our supply chain function to improve inventory turns. These efforts resulted in an improvement in inventory turns to 9.7 at March 31, 2005 from 9.6 at September 30, 2004. A decrease in prepaid expenses and other current assets of $17,324 benefited cash from operations during fiscal 2005, due mainly to the receipt of a tax refund during the first quarter of fiscal 2005. Our most significant use of cash was a decrease in accounts payable, deferred revenues, and accrued expenses of $109,656 from September 30, 2004, due mainly to a decrease in accounts payable of $102,596, as a result of less favorable terms with some of our vendors compared to September 30, 2004. Accrued salaries, wages and commissions decreased as a result of the timing of the payroll cycle and the payment of fiscal 2004 performance compensation during fiscal 2005. In addition, during fiscal 2005 we made federal tax payments of $65,000.

Investing Cash Flows

During the six months ended March 31, 2005, we generated $181,345 of cash from investing activities, mainly attributable to the sale and collection of $139,392 and $266,079, respectively, of our finance receivables partially offset by $195,189 of finance receivable additions during fiscal 2005. As a result of the Transactions, collections received from our U.S. retained lease portfolio will continue to significantly outpace finance receivable additions. During the six months ended March 31, 2005, we had capital expenditures for property and equipment of $14,387 and capital expenditures for equipment on operating leases of $25,038. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of property and equipment during fiscal 2005 were $2,306. Proceeds from the sale of equipment on operating leases during fiscal 2005 were $5,627. During fiscal 2005, we received $5,330 of proceeds from the sale of businesses, primarily in the form of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction. In addition, we sold substantially all of our operations in Mexico and sold two small subsidiaries that provided technology equipment and services to customers.

Financing Cash Flows

During the six months ended March 31, 2005, we used $329,345 of cash for financing activities. As discussed in further detail below under “Debt Structure” during fiscal 2005 we used $307,379 for debt payments. These payments include the maturity of $56,659 of the 6.75% notes due 2004 (the “November 2004 Notes”) that were paid in November 2004, $199,727 of lease related debt, and $44,925 of our Convertible Notes which we repurchased for $45,938. During fiscal 2005, we issued $16,965 of lease related debt from our European leasing subsidiaries. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superceding the fiscal 2000 share repurchase authorization. During the six months ended March 31, 2005, we repurchased 3.1 million shares of our outstanding common stock for $34,240 (including related fees paid), leaving $138,328 remaining for share repurchases under the 2004 Plan. During the remainder of fiscal 2005, we plan to continue our share repurchases.

During the six months ended March 31, 2005, we paid $11,298 of dividends, representing $0.04 per common share to shareholders of record.

Debt Structure

Long-term corporate debt consisted of:

	March 31, 2005	September 30, 2004
Bond issues	$354,806	$411,423
Convertible subordinated notes	245,075	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	9,768	8,622

	704,484	804,880
Less: current maturities	5,539	63,023

	$698,945	$741,857

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	March 31, 2005	September 30, 2004
Lease-backed notes	$495,345	$683,086
Asset securitization conduit financing	135,571	129,668
Notes payable to banks	8,812	3,868
Debt supporting unsold residual value	56,389	46,187

	696,117	862,809
Less: current maturities	372,925	439,941

	$323,192	$422,868

Included above is $4,218 of our corporate debt that has been reclassified to liabilities held for sale on the Consolidated Balance Sheets as a result of the proposed sale of our French subsidiary (see Note 16 to the Condensed Consolidated Financial Statements (Unaudited)).

Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

During the six months ended March 31, 2005, we repaid $187,741 of lease-backed notes.

Asset Securitization Conduit Financing Agreements

As of March 31, 2005, IKON Capital PLC, IKON’s leasing subsidiary in the United Kingdom, had approximately $27,309 available under its asset securitization conduit financing agreement (the “Conduit”). During the six months ended March 31, 2005, IKON Capital PLC repaid and borrowed $5,190 and $2,825, respectively, in connection with the Conduit. During the third quarter of fiscal 2005, we received a waiver to our Conduit to provide us with an extension to the deadline by which we must deliver to the lender certain items required under the Conduit, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (See Note 2 to the Condensed Consolidated Financial Statements).

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance failures have amounted to approximately $504 on a cumulative basis.

In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

As of March 31, 2005, we had $39,966 of debt related to $39,101 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $225 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of March 31, 2005, this differential was $865.

In addition, we have $16,423 of debt related to equipment on operating leases which have been funded by GE.

Credit Facility

We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,579 at March 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments.

The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of March 31, 2005, $84,973 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type. During the third quarter of fiscal 2005, we entered into a consent (the “Consent”) to our Credit Facility to provide us with an extension to the deadline by which we must deliver to the lenders certain items required under the Credit Facility, including our financial statements for the second quarter of fiscal year 2005, in order to allow us to complete the review of our billing controls and reserve practices for our trade accounts receivable (see Note 2 to the Condensed Consolidated Financial Statements).

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of March 31, 2005, we had $175,929 available under lines of credit, including the $165,579 available under the Credit Facility and had open standby letters of credit totaling $34,421. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

Credit Ratings

As of March 31, 2005, the credit ratings on our senior unsecured debt were designated Ba2 by Moody’s Investor Services and BB by Standard and Poor’s. During the third quarter of fiscal 2005, Moody’s Investor Services and Standard and Poor’s moved the Company’s credit ratings from stable outlook to negative outlook.

Liquidity Outlook

The following summarizes our significant contractual obligations and commitments as of March 31, 2005:

		Payments due
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Corporate debt	$1,267,460	$51,224	$329,886	$145,118	$741,232
Non-Corporate Debt	663,280	385,102	278,178
Purchase commitments	699	699
Other long-term liabilities	196,775	7,155	55,002	50,554	84,064
Operating leases	360,915	102,146	134,327	61,167	63,275

Total	$2,489,129	$546,326	$797,393	$256,839	$888,571

Non-Corporate Debt excludes the maturity of debt supporting unsold residual value of $56,389. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have amounted to approximately $504 on a cumulative basis. Maturities of debt include estimated interest payments. Maturities of lease-backed notes are based on the contractual maturities of leases. Payments on Non-Corporate Debt are generally made from collections of our finance receivables. At March 31, 2005, Non-Corporate Debt (excluding debt supporting unsold residual value) was $639,728 and finance receivables, net of allowances, were $995,846.

Other long-term liabilities exclude $31,259 of accrued contingencies due to the inability to predict the timing of payments due to the uncertainty of their outcome. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($46,536), as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

Purchase commitments represent future cash payments related to an agreement with an outside consultant to be rendered prior to March 31, 2005.

We may repurchase available outstanding indebtedness in open market and private transactions. Additionally, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During the first half of fiscal 2005, we repurchased 3,109 shares of our outstanding common stock for $34,098, leaving $138,328 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of March 31, 2005, $84,973 of the $150,000 allowance was utilized.

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

SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective interim and annual periods beginning on or after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which amends the compliance dates for SFAS 123R. As a result, we are required to adopt the provisions of SFAS 123R beginning in the first quarter of fiscal 2006. When measuring the fair value of these awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented in Note 1 to the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial position and result of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2005 pursuant to SEC Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is properly recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that because of the material weakness in internal controls described below as of the evaluation date, our disclosure controls and procedures were not effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

Internal Controls Over Financial Reporting

We are currently documenting, and evaluating the design effectiveness of and testing the internal controls of our significant processes over financial reporting, as required by Section 404 of the Sarbanes–Oxley Act (“SOX 404”), in order to allow our management to report on our internal controls over financial reporting. The evaluation and testing requires significant costs and management time. We restated our financial results for the three years ended September 30, 2004 and the first quarter of fiscal 2005 as reported in Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on July 8, 2005 (the “2004 10-K/A), and Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the SEC on July 8, 2005 (the “Q1 2005 10-Q/A”), respectively. For a discussion of the individual restatement adjustments, see “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements “(the “Restatement Footnote”) as well as the 2004 Annual Report on Form 10-K/A and Quarterly Report and Form 10-Q/A for the three months ended December 31, 2004.

During the quarter ended March 31, 2005, General Electric Capital Corporation (“GE”) acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon our request, GE’s external auditors to perform certain audit procedures and issue annual and quarterly reports to us relating to GE’s servicing of such portfolios (“Servicing Controls”), including a Type II Statement on Auditing Standards (“SAS”) 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform us of any identified weakness relating to the Servicing Controls and to provide us with an opportunity to review and understand such findings in advance of our fiscal year reporting requirements. We believe that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

As reported in our 2004 10-K/A and Q1 2005 10-Q/A, and as described in the Restatement Footnote, in the second quarter of fiscal 2005 our Management identified a deficiency in our internal controls that existed in the second quarter of fiscal 2005 and for several periods prior to such period relating to the processes and timeliness by which we issue and adjust certain invoices. In connection with these developments, we concluded that certain trade accounts receivable were overstated due to billing errors (the “Billing Matter”). The Billing Matter does not affect receivables arising from Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Service and Business Document Service businesses.

Our management discussed the Billing Matter with our Audit Committee and Registered Independent Public Accounting Firm and advised them that management believes it constitutes a material weakness in our internal controls over financial reporting. As a result, we have implemented processes designed to fairly present our financial statements including:

•	applying an error rate to the appropriate U.S. accounts receivable;

•	reclassifying billing errors from selling and administrative expense to a reduction of revenue;

•	properly stating bad debt expense and related allowance for doubtful accounts;

•	correcting treatment of advances we receive from GE for customer receivables as an accounts payable; and

•	recording the impact of billing errors on deferred revenues.

We have a complex billing process that is performed in several locations using multiple billing platforms. The process requires the proper initiation of a customer master record and contract to ensure consistent billing of monthly charges. Additionally, our collection of accurate meter readings from equipment is critical in order to ensure the generation of a proper bill to our customers. We are undertaking several efforts to remediate our billing errors, including:

•	redesigning and simplifying our billing process;

•	improving our meter reading collection process and reducing reliance on meter estimates; and

•	standardizing training for contract set up and execution.

We can give no assurances that these remediation efforts will be adequate to fully remediate the Billing Matter, or that the efforts will be completed on or prior to September 30, 2005. Currently, management does not expect that the remediation will be completed on or prior to September 30, 2005. If the Billing Matter is not remedied on or prior to September 30, 2005, it would constitute a “material weakness” as defined by the Public Company Accounting Oversight Board and we would disclose it as such in Managment’s Report on Internal Controls Over Financial Reporting in Item 9A of our Annual Report on Form 10-K for the fiscal year ending September 30, 2005.

We have also identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. We are in the process of designing and implementing improvements that we believe will adequately mitigate these deficiencies, and we expect that such improvements will be implemented in sufficient time to ensure their operating effectiveness as of September 30, 2005.

In addition to the matters described above, we have identified other deficiencies that we have remediated or are in the process of implementing remediation plans. We are continuing to document, review and evaluate the design effectiveness of the internal controls over financial reporting and are executing our testing plan of such controls and procedures as required under SOX 404. Consequently, we may identify additional areas where disclosure and corrective measures are advisable or required. We have assigned the highest priority to the short and long-term correction of the internal controls deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies.

Other than the internal controls issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that there have been no changes in internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to affect materially, our internal controls over financial reporting.

In light of the Billing Matter, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information relating to our purchases of our common stock during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1, 2005 – January 31, 2005				$150,629,112
February 1, 2005 – February 28, 2005				150,629,112
March 1, 2005 – March 31, 2005	1,152,200	$10.68	1,152,200	138,328,447

	1,152,200	$10.68	1,152,200	$138,328,447

(1)	As of March 31, 2005, we repurchased a total of 9,849,700 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.
(2)	Our Board of Directors authorized us to repurchase up to $250,000,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000,000 repurchase limit is reached; however, our Board of Directors may discontinue the Program at any time. As of March 31, 2005, we had utilized $111,671,553 under the Program (see pages 50 and 51 for information concerning our share repurchase activity and how it relates to our Credit Facility).

Item 4. Submission of Matters to a Vote of Security Holders

On February 23, 2005, we held our annual meeting of shareholders at which time the eleven directors were elected to hold office until their successors are duly elected and qualified. Proxies were solicited for the annual meeting pursuant to Regulation 14A of the Exchange Act. The results of the election are set forth in the table below.

Director	Votes for	Votes Withheld/ Abstentions
Judith M. Bell	126,448,783	3,586,855

Philip E. Cushing	126,441,037	3,594,601

Matthew J. Espe	125,509,003	4,526,635

Thomas R. Gibson	126,436,045	3,599,593

Richard A. Jalkut	126,125,479	3,910,159

Arthur R. Johnson	126,469,310	3,566,328

Kurt M. Landgraf	125,848,704	4,186,934

Gerald Luterman	126,142,939	3,892,699

William E. McCracken	126,466,496	3,569,142

William L. Meddaugh	126,050,076	3,985,562

Anthony P. Terracciano	126,179,773	3,855,865

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