Form 10-Q
period 2005-06-30
IKON OFFICE SOLUTIONS INC
filed 2005-08-04
CIK 3370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three months ended June 30, 2005

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2005:

Common Stock, no par value 139,977,635 shares

IKON OFFICE SOLUTIONS, INC.

INDEX

PART I—FINANCIAL INFORMATION

FORWARD-LOOKING INFORMATION

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in, or incorporated by reference in, this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include all matters that are not historical facts, including, but not limited to, statements regarding the following: the expected use of proceeds from our transactions with General Electric Capital Corporation (“GE”) and its affiliates involving the sale of certain assets and liabilities of our leasing operations in the U.S. and Canada; earnings, revenue, cash flow, margin, and cost-savings projections; our ability to execute long-term strategic initiatives, achieve growth objectives and improve operational efficiency; our ability to repay debt; the run-off of our retained U.S. lease portfolio; the expensing of stock options; our share repurchase activity; the completion of restructuring actions initiated in the second quarter of fiscal 2005; the effect of competitive pressures on equipment sales; conducting operations in a competitive environment and a changing industry; developing and expanding strategic alliances and partnerships; the implementation, timing, and cost of our ongoing conversion to a common enterprise resource planning (“ERP”) system, which is primarily based on the Oracle E-Business Suite (the “ERP Conversion”); anticipated growth rates in the digital monochrome and color equipment and outsourcing areas; the effect of foreign currency exchange risks; the reorganization of our business segments and the anticipated benefits of operational synergies related thereto; our ability to finance our current operations and growth initiatives; our ability to remediate control deficiencies identified in our billing and trade accounts receivable processes; our ability to have effective internal controls over financial reporting at September 30, 2005; and existing or future vendor relationships. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires or implies otherwise.

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

Billing and Trade Accounts Receivable. Our ability to timely issue accurate invoices is critical to ensuring accurate recording of our revenue and trade accounts receivable. During the second quarter of fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices (See “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements”) and have implemented processes designed to fairly present our financial statements. Our inability to continue to remediate these deficiencies could result in a material adverse effect on our financial position and results of operations.

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

Pricing. Our success is dependent upon our ability to charge adequate prices for the equipment, parts, supplies, and services we offer. Depending on competitive market factors, future prices we can charge for the equipment, parts, supplies, and services we offer may vary from historical levels and may effect our profitability.

Third-party Finance Vendor Relationships. If we are unable to continue to successfully integrate our equipment distribution business with a third-party finance vendor under our program agreement (the “U.S. Program Agreement”) with GE and our rider to the U.S. Program Agreement with GE in Canada (the “Canadian Rider,” together with the U.S. Program Agreement, the “Program Agreements”), which involves the integration and transition of complex systems and processes, our liquidity, financial position, and results of operations may be adversely affected. Prior to our entry into the Program Agreements, significant portions of our profits were derived from our leasing operations in the U.S. and Canada. Currently, we are entitled to receive certain fees under the Program Agreements for future leases funded by GE. We intend to use these fees as well as the proceeds from the sale of our North American leasing operations to implement certain strategies, including, among other things, to enhance our core business of document management solutions, reduce our debt, and repurchase shares of our common stock. Our failure to successfully implement these strategies could have a material adverse effect on our ability to implement those strategies and our liquidity, financial position, and results of operations.

In addition, our ability to generate ongoing revenue from the Program Agreements is dependent upon our ability to identify and secure opportunities for lease-financing transactions with our customers under the Program Agreements. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position, and results of operations.

Vendor Relationships. Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from, our principal vendors, Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with these vendors and we have no current plans to do so in the future. These vendors are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. In addition, we compete with the direct selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell and lease equipment as well as our ability to provide effective service and technical support. If one of these vendors terminated or significantly curtailed its relationship with us, or if one of these vendors ceased operations, we would be forced to expand our relationship with other vendors, seek new relationships with other vendors, or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software vendors, including Captaris, EMC (Documentum) and Kofax. As our relationships with software vendors become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software vendors, or pose a risk of loss in market share due to diminished software offerings.

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

Liquidity. We maintain a $200 million secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165.7 million at June 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the

“Convertible Notes”) have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100 million. The Credit Facility contains certain financial covenants relating to: (i) corporate leverage ratios; (ii) consolidated interest coverage ratio; (iii) consolidated asset coverage ratio; (iv) consolidated net worth ratios; (v) limitations on capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250 million during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150 million. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150 million allowance that we did not utilize prior to October 1, 2005. As of June 30, 2005, approximately $85 million of the $150 million allowance was utilized. The Credit Facility contains default provisions customary for facilities of this type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position, and results of operations.

Operational Efficiencies. Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and drive operational efficiencies across the Company. Such initiatives, which include the ERP Conversion and process enhancement through Six Sigma, are focused on strategic priorities such as process redesign and improvement, organizational development, and asset management. Six Sigma is a disciplined business methodology designed to assist companies in increasing profitability by streamlining operations, improving quality, and eliminating possible defects in processes. Six Sigma is intended to provide specific methods to re-create a particular process, starting from the customer’s vantage point, so that defects in the process are eliminated and any potential defects are prevented. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

International Operations. We have international operations in Canada, Mexico, and Western Europe. Approximately 18% of our revenues for fiscal 2005 are derived from our international operations, and approximately 74% of those revenues are derived from Canada and the United Kingdom. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, unanticipated currency fluctuations in the Canadian Dollar, British Pound, or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

Internal Controls. Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our brand and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on our internal controls over financial reporting, including management’s assessment of the effectiveness of such controls as of September 30, 2005. Internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal controls over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	June 30, 2005	Restated September 30, 2004
Assets
Cash and cash equivalents	$289,277	$472,951
Restricted cash	23,694	27,032
Accounts receivable, less allowances of: June 30, 2005—$11,372; September 30, 2004—$7,224	668,948	728,634
Finance receivables, less allowances of: June 30, 2005—$2,922; September 30, 2004—$2,514	360,661	457,615
Inventories	233,929	233,345
Prepaid expenses and other current assets	71,995	81,188
Deferred taxes	52,458	64,481
Current assets held for sale (Note 16)	16,908

Total current assets	1,717,870	2,065,246

Long-term finance receivables, less allowances of: June 30, 2005—$3,572; September 30, 2004—$3,932	514,923	753,146
Equipment on operating leases, net of accumulated depreciation of: June 30, 2005— $78,917; September 30, 2004—$76,456	104,448	78,673
Property and equipment, net of accumulated depreciation of: June 30, 2005— $311,867; September 30, 2004—$321,789	149,364	164,132
Goodwill	1,278,039	1,286,564
Unsold residual value (Note 6)	35,692	45,548
Other assets	117,415	125,104
Long-term assets held for sale (Note 16)	13,628

Total Assets	$3,931,379	$4,518,413

Liabilities and Shareholders’ Equity
Current portion of corporate debt	$3,446	$63,023
Current portion of debt supporting finance contracts and unsold residual value	333,848	439,941
Trade accounts payable	210,373	307,170
Accrued salaries, wages, and commissions	92,868	124,808
Deferred revenues	99,110	116,682
Taxes payable	61,355	52,976
Other accrued expenses	146,301	170,741
Current liabilities held for sale (Note 16)	18,879

Total current liabilities	966,180	1,275,341

Long-term corporate debt	694,746	741,857
Long-term debt supporting finance contracts and unsold residual value	263,507	422,868
Deferred taxes	107,533	187,091
Other long-term liabilities	207,147	203,538
Long-term liabilities held for sale (Note 16)	2,366

Commitments and contingencies (Note 13)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: June 30, 2005—148,378 shares; September 30, 2004 –149,955 shares, shares outstanding: June 30, 2005—139,959 shares; September 30, 2004—142,133 shares	1,026,243	1,022,842
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Unearned compensation	(4,848)	(2,239)
Retained earnings	748,838	723,847
Accumulated other comprehensive income	20,604	20,195
Cost of common shares in treasury: June 30, 2005—9,371 shares; September 30, 2004—7,196 shares	(100,937)	(76,927)

Total Shareholders’ Equity	1,689,900	1,687,718

Total Liabilities and Shareholders’ Equity	$3,931,379	$4,518,413

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	Restated 2004	2005	Restated 2004
Revenues
Net sales	$487,211	$513,412	$1,447,624	$1,450,201
Services	586,195	587,989	1,745,035	1,739,368
Finance income	24,899	41,827	83,364	239,097

	1,098,305	1,143,228	3,276,023	3,428,666

Costs and Expenses
Cost of goods sold	367,527	366,881	1,056,532	1,032,872
Services costs	335,200	340,302	1,033,332	1,032,670
Finance interest expense	6,139	11,473	21,033	80,748
Selling and administrative	338,879	362,577	1,030,885	1,103,540
(Gain) loss on divestiture of businesses		(698)	(1,901)	11,427
Asset impairments	27		340
Restructuring	(406)		10,990

	1,047,366	1,080,535	3,151,211	3,261,257

Operating income	50,939	62,693	124,812	167,409
Loss from early extinguishment of debt		32,687	1,734	35,906
Interest expense, net	11,260	15,175	34,571	34,923

Income from continuing operations before taxes on income	39,679	14,831	88,507	96,580
Taxes on income	13,307	5,629	30,715	29,175

Income from continuing operations	26,372	9,202	57,792	67,405
Discontinued operations:
Operating loss	(3,210)	(1,336)	(19,410)	(4,917)
Tax benefit	1,268	527	7,667	1,940

Net loss from discontinued operations	(1,942)	(809)	(11,743)	(2,977)

Net income	$24,430	$8,393	$46,049	$64,428

Basic earnings per common share
Continuing operations	$0.19	$0.06	$0.41	$0.46
Discontinued operations	(0.01)	(0.01)	(0.08)	(0.02)

Net income	$0.17 *	$0.06 *	$0.33	$0.44

Diluted earnings per common share
Continuing operations	$0.18	$0.06	$0.40	$0.44
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.02)

Net income	$0.17	$0.06 *	$0.32 *	$0.42

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

*	The sum of the earnings per share amounts do not equal the total due to rounding.

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended June 30,
	2005	Restated 2004
Cash Flows from Operating Activities
Net income	$46,049	$64,428
Net loss from discontinued operations	(11,743)	(2,977)

Income from continuing operations	57,792	67,405
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	55,068	62,052
Amortization	5,862	7,877
(Gain) loss from divestiture of businesses	(1,901)	11,427
Provision for losses on accounts receivable	11,898	4,280
Restructuring charge	10,990
Asset impairment charge	340
Deferred income taxes	(67,535)	(211,318)
Provision for lease default reserves	2,124	32,352
Pension expense	32,654	38,281
Non-cash interest expense on debt supporting unsold residual value	432
Loss from early extinguishment of debt	1,734	35,906
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	30,629	(224,707)
Increase in inventories	(6,621)	(43,316)
Increase in prepaid expenses and other current assets	(66)	(14,119)
Decrease in accounts payable, deferred revenues and accrued expenses	(155,979)	(203,526)
Decrease in accrued restructuring	(5,849)	(2,984)
Other	394	(4,080)

Net cash used in continuing operations	(28,034)	(444,470)
Net cash used in discontinued operations	(9,618)	(5,534)

Net cash used in operating activities	(37,652)	(450,004)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses	5,330	1,849,148
Expenditures for property and equipment	(22,091)	(24,367)
Expenditures for equipment on operating leases	(36,151)	(39,497)
Proceeds from the sale of property and equipment	2,308	4,983
Proceeds from the sale of equipment on operating leases	14,165	11,911
Proceeds from the sale of finance receivables	188,956	162,498
Finance receivables—additions	(277,560)	(934,609)
Finance receivables—collections	398,448	1,025,383
Other	(1,266)	(7,982)

Net cash provided by continuing operations	272,139	2,047,468
Net cash provided by (used in) discontinued operations	1,558	(776)

Net cash provided by investing activities	273,697	2,046,692

Cash Flows from Financing Activities
Proceeds from issuance of long-term corporate debt	1,450	606
Short-term corporate debt repayments, net	(223)	(2,700)
Repayment of other borrowings	(3,465)	(59,997)
Long-term corporate debt repayments	(104,924)	(327,454)
Debt supporting finance contracts—issuances	19,339	337,070
Debt supporting finance contracts—repayments	(289,037)	(1,436,277)
Dividends paid	(16,889)	(17,679)
Decrease in restricted cash	3,338	1,128
Proceeds from option exercises and sale of treasury shares	3,946	8,125
Purchases of treasury shares and other	(34,240)	(25,841)

Net cash used in financing activities	(420,705)	(1,523,019)

Effect of exchange rate changes on cash and cash equivalents	1,040	5,039

Net (decrease) increase in cash and cash equivalents	(183,620)	78,708
Cash and cash equivalents at beginning of year	472,951	360,030

Cash and cash equivalents at end of period	$289,331 *	$438,738

*	Includes $54 of cash and cash equivalents that has been reclassified to assets held for sale on the Consolidated Balance Sheet at June 30, 2005, as a result of the sale of our French operating subsidiary in the fourth quarter of fiscal 2005 (see Note 16).

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of 15,000 employees, including our team of 6,800 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” or “our” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data.

Throughout these notes to the condensed consolidated financial statements, certain prior period comparisons reflect the balances and amounts on a restated basis (see Note 2).

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement, which are of a normal recurring nature, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2004 filed with the U.S. Securities and Exchange Commission (“SEC”) on July 8, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and notes to the condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

Book Overdrafts

We had $11,384 and $92,968 of book overdrafts (outstanding checks on zero balance bank accounts which are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at June 30, 2005 and September 30, 2004, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

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

If we had elected to recognize compensation expense based on the fair value at the date of grant for awards in the beginning of fiscal 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following unaudited pro forma amounts:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	Restated 2004	2005	Restated 2004
Net income as reported	$24,430	$8,393	$46,049	$64,428
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(999)	(1,513)	(3,782)	(4,857)

Net income, as adjusted	$23,431	$6,880	$42,267	$59,571

Basic earnings per common share:
Net income as reported	$0.17	$0.06	$0.33	$0.44
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)	(0.02)	(0.03)

Basic earnings per common share, as adjusted	$0.16	$0.05	$0.31	$0.41

Diluted earnings per common share:
Net income as reported	$0.17	$0.06	$0.32	$0.42
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.01)	(0.01)	(0.02)	(0.03)

Diluted earnings per common share, as adjusted	$0.16	$0.05	$0.30	$0.39

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

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” (“SFAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recorded as current-period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that SFAS 151 will have on our financial position and result of operations.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which amends the compliance dates for SFAS 123R. As a result, we are required to adopt the provisions of SFAS 123R beginning in the first quarter of fiscal 2006. When measuring the fair value of theses awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented above.

In December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial position and result of operations.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During an analysis of aged trade accounts receivable conducted during fiscal 2005, and in connection with performing self-assessment and testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified deficiencies in the processes and timeliness by which we issue and adjust certain invoices. The identified deficiencies result primarily from the centralization of billing centers and the migration to a new billing platform and relate to certain of our U.S. trade accounts receivable, and do not affect receivables arising under our Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Services and Business Document Services businesses. In connection with these developments, our management executed a comprehensive review (the “Review”) to determine the extent of such accounts receivable and billing errors. Based on the results of the Review, our management and the Audit Committee of our Board of Directors concluded that the errors had a cumulative effect over multiple periods and that prior period financial statements required restatement. Accordingly, we restated our consolidated financial statements at September 30, 2004 and our unaudited consolidated financial statements for the three and nine months ended June 30, 2004 (the “Restatement”) for the impact of billing errors and other identified adjustments (described further below). The Restatement affected periods prior to fiscal 2004 and the impact of the Restatement on such prior periods of $30,032 was reflected as an adjustment to retained earnings as of October 1, 2003. Set forth below are the Restatement adjustments, each of which is an “error” within the meaning of Accounting Principles Board Opinion No. 20, “Accounting Changes.”

Allowance for Doubtful Accounts, Billing Quality and Deferred Revenues

Historically, the allowance for doubtful accounts was our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, and was calculated based on the aging of the accounts receivable portfolio. In addition, an allowance was established for any credit matters we were aware of with specific customers. These allowances were recorded as a reduction of accounts receivable and changes to allowance requirements were recorded within selling and administrative expense. As a result of the Review, we determined that trade accounts receivable included billing errors that should have been recorded as a reduction of revenue and accounts receivable in the period in which the revenue was recognized. Because of the length of time between invoice issuance and correction, allowances for receivables with unknown billing errors were incorrectly recorded as a bad debt expense when the accounts receivable reached a certain age. As a result, previously reported revenues and previously reported bad debt expense (included within selling and administrative expense) were misstated.

In addition, we determined that due to the identified billing errors included within our accounts receivable, deferred revenues required restatement. Deferred revenues represent revenues to be earned in future periods that had been billed to customers. To the extent that accounts receivable related to deferred revenues included billing errors, the deferred revenues balance was overstated.

As a result of the above, we restated:

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

In addition, we determined that amounts owed by customers for services provided by us but which were not yet invoiced were improperly recorded as a reduction of deferred revenues. As a result, we reclassified these amounts from deferred revenue to accounts receivable for all periods presented. This adjustment did not have an impact on net income or earnings per share.

Advances from GE

As a result of the U.S. Transaction, GE bills and collects certain trade accounts receivable on our behalf. Upon billing, GE advances cash to us for the customer receivable prior to collection. Historically, we did not recognize accounts receivable from our customers and a corresponding liability to GE for these types of transactions. In addition to the billing errors described above and as a result of the Review, we determined that an accounts receivable from our customers and a corresponding liability to GE should be recognized for cash received from GE which has not yet been collected from the customer. Accordingly, we restated the consolidated balance sheet as of September 30, 2004 to increase accounts receivable and accounts payable to appropriately reflect amounts due from customers and amounts payable to GE. This adjustment did not have an impact on net income or earnings per share.

Financial Statement Impact

The following table presents the impact of the Restatement adjustments on our previously reported results as of September 30, 2004 and for the three and nine months ended June 30, 2004. During the second quarter of fiscal 2005, results from our Business Document Services business were classified as discontinued operations. As a result, the “As Previously Reported” amounts for the three and nine months ended June 30, 2004, are presented on a discontinued operations basis and therefore differ from the format presented in the filing of the Quarterly Report on Form 10-Q/A for June 30, 2004.

Statements of Income:

	Three Months Ended June 30, 2004
	As Previously Reported		As Restated		Change
Revenues:
Net sales		$514,098		$513,412		$(686	)(a)
Services		593,443		587,989		(5,454	)(b)
Finance income		41,827		41,827

		1,149,368		1,143,228		(6,140)

Costs and Expenses:
Cost of goods sold		366,881		366,881
Services costs		340,302		340,302
Finance interest expense		11,473		11,473
Selling and administrative		369,134		362,577		(6,557	)(c)
Gain on divestiture of businesses		698		698

		1,087,092		1,080,535		(6,557)

Operating income		62,276		62,693		417
Loss from early extinguishment of debt, net		32,687		32,687
Interest expense, net		15,175		15,175

Income from continuing operations before taxes on income		14,414		14,831		417
Taxes on income		5,464		5,629		165	(d)

Income from continuing operations		8,950		9,202		252
Discontinued operations:
Operating loss		(1,336)		(1,336)
Tax benefit		527		527

Net loss from discontinued operations		(809)		(809)

Net income		$8,141		$8,393		$252

Basic Earnings Per Common Share
Continuing operations		0.06		0.06		**
Discontinued operations		(0.01)		(0.01)

Net income	$	*0.06	$	*0.06	$	**

Diluted Earnings Per Common Share
Continuing operations		0.05		0.06		**
Discontinued operations		(0.01)		(0.01)

Net income	$	*0.05	$	*0.06	$	**

*	The sum of the earnings per share amounts do not equal the total due to rounding.

**	The Restatement adjustment had an immaterial (less than $.005) impact on earnings per common share.

Statement of Income components (decreased) increased as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$(317)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(369)

	Net decrease	$(686)

(b)	Services
	Adjustment for the impact of billing errors	$(4,219)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(1,235)

	Net decrease	$(5,454)

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(1,604)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(4,953)

	Net decrease	$(6,557)

(d)	Taxes on Income
	Net increase to taxes on income due to above adjustments	$165

	Nine Months Ended June 30, 2004
	As Previously Reported	As Restated	Change
Revenues:
Net sales	$1,452,880	$1,450,201	$(2,679	)(a)
Services	1,754,845	1,739,368	(15,477	)(b)
Finance income	239,097	239,097

	3,446,822	3,428,666	(18,156)

Costs and Expenses:
Cost of goods sold	1,032,872	1,032,872
Services costs	1,032,670	1,032,670
Finance interest expense	80,748	80,748
Selling and administrative	1,119,136	1,103,540	(15,596	)(c)
Loss on divestiture of businesses, net	11,427	11,427

	3,276,853	3,261,257	(15,596)

Operating income	169,969	167,409	(2,560)
Loss from early extinguishment of debt, net	35,906	35,906
Interest expense, net	34,923	34,923

Income before continuing operations before taxes on income	99,140	96,580	(2,560)
Taxes on income	30,186	29,175	(1,011	)(d)

Income from continuing operations	68,954	67,405	(1,549)
Discontinued operations:
Operating loss	(4,917)	(4,917)
Tax benefit	1,940	1,940

Net loss from discontinued operations	(2,977)	(2,977)

Net income	$65,977	$64,428	(1,549)

Basic Earnings Per Common Share
Continuing operations	0.47	0.46	(0.01)
Discontinued operations	(0.02)	(0.02)

Net income	$0.45	$0.44	(0.01)

Diluted Earnings Per Common Share
Continuing operations	0.45	0.44	(0.01)
Discontinued operations	(0.02)	(0.02)

Net income	$0.43	$0.42	$(0.01)

Statement of Income components decreased as a result of the following:

(a)	Net Sales
	Adjustment for the impact of billing errors	$(1,247)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(1,432)

	Net decrease	$(2,679)

(b)	Services
	Adjustment for the impact of billing errors	$(10,683)
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	(4,794)

	Net decrease	$(15,477)

(c)	Selling and Administrative Expense
	Adjustment for the impact of billing errors incorrectly recorded within selling and administrative expense rather than a reduction of revenue	$(6,226)
	Adjustment for the impact of overstated bad debt expense and allowance for doubtful accounts	(9,370)

	Net decrease	$(15,596)

(d)	Taxes on Income
	Net decrease to taxes on income due to above adjustments	$(1,011)

Balance Sheets:

	September 30, 2004
	Amount Previously Reported	As Restated	Change
ASSETS
Cash and cash equivalents	$472,951	$472,951
Restricted cash	27,032	27,032
Accounts receivable, less allowances of $20,112 (as reported) and $7,224 (as restated)	772,635	728,634	$(44,001	)(a)
Finance receivables, net	457,615	457,615
Inventories	233,345	233,345
Prepaid expenses and other current assets	81,188	81,188
Deferred taxes	39,974	64,481	24,507	(b)

Total current assets	2,084,740	2,065,246	(19,494)

Long-term finance receivables, net	753,146	753,146
Equipment on operating leases, net	78,673	78,673
Property and equipment, net	164,132	164,132
Goodwill	1,286,564	1,286,564
Unsold residual value	45,548	45,548
Other assets	125,104	125,104

Total Assets	$4,537,907	$4,518,413	$(19,494)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of corporate debt	$62,085	$62,085
Current portion of debt supporting finance contracts and unsold residual value	439,941	439,941
Notes payable	938	938
Trade accounts payable	285,603	307,170	$21,567	(c)
Accrued salaries, wages and commissions	124,808	124,808
Deferred revenues	119,851	116,682	(3,169	)(d)
Taxes payable	52,976	52,976
Other accrued expenses	170,741	170,741

Total current liabilities	1,256,943	1,275,341	18,398

Long-term corporate debt	741,857	741,857
Long-term debt supporting finance contracts and unsold residual value	422,868	422,868
Deferred taxes	187,091	187,091
Other long-term liabilities	203,538	203,538

SHAREHOLDERS’ EQUITY
Common stock, no par value	1,022,842	1,022,842
Series 12 preferred stock, no par value
Deferred compensation	209	209
Unearned compensation	(2,448)	(2,448)
Retained earnings	761,739	723,847	(37,892	)(e)
Accumulated other comprehensive income	20,195	20,195
Cost of common shares in treasury	(76,927)	(76,927)

Total Shareholders’ Equity	1,725,610	1,687,718	(37,892)

Total Liabilities and Shareholders’ Equity	$4,537,907	$4,518,413	$(19,494)

Balance sheet components (decreased) increased due to the following:

(a)	Accounts Receivable, net
	Adjustment for the impact of billing errors	$(105,490)
	Adjustment for the overstatement of the allowance for doubtful accounts	22,653
	Adjustment for the accounting for advances from GE	21,567
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenue	17,269

	Net decrease	$(44,001)

(b)	Deferred Taxes
	Net increase for deferred tax impact related to the Restatement	$24,507

(c)	Trade Accounts Payable
	Adjustment for the accounting for advances from GE	$21,567

(d)	Deferred Revenues
	Adjustment for the impact of billing errors	$(20,438)
	Adjustment for accounts receivable incorrectly recorded as a reduction of deferred revenues	17,269

	Net decrease	$(3,169)

(e)	Retained Earnings
	Net decrease to retained earnings for Restatement adjustments (net of taxes) in fiscal 2004	$(7,860)
	Net decrease to retained earnings for Restatement adjustments (net of taxes) for fiscal years prior to October 1, 2003	(30,032)

	Net decrease	$(37,892)

3. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and Mexico (see Note 4).

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. The exit of BDS was achieved by the closure or sale of 11 North American operating locations. As of June 30, 2005, all of the 11 BDS sites were closed or sold. Proceeds received from the sale of 2 sites were not material. As a result, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 5).

In connection with the exit of BDS, we recorded pre-tax restructuring and asset impairment charges of $1,559 and $37, respectively, during the third quarter of fiscal 2005. For the nine months ended June 30, 2005, pre-tax restructuring and asset impairment charges were $8,653 and $1,331, respectively. The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$790	$3,635
Contractual commitments	189	2,180
Contract termination	580	2,838

Total Restructuring Charge	1,559	8,653
Asset Impairment Charge for Fixed Assets	37	1,331
Other Non-Restructuring Items	(800)	907

Total	$796	$10,891

The severance charge of $790 represents an additional 75 employees identified to be terminated during the three months ended June 30, 2005, for a total of 302 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $297, which are included in “Other Non-Restructuring Items” in the table above. Actual cash collections on outstanding BDS receivables during the third quarter of fiscal 2005 exceeded initial management estimates resulting in a $904 reduction to the existing accounts receivable reserve. These charges (benefits) are included within discontinued operations.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During the second quarter of fiscal 2005, we closed 16 of 82 LDS sites in North America to provide both cost flexibility and savings. No additional LDS sites were closed during the third quarter of fiscal 2005.

As a result of the closure of these sites, we recorded pre-tax restructuring and asset impairment charges of $2,306 and $229, respectively, for the nine months ended June 30, 2005. During the third quarter of fiscal 2005, we recorded a net reduction to the restructuring charge in the amount of $46, as a result of a revision to the number of employees to be terminated offset by additional contractual commitments and contract termination charges. The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$(141)	$1,534
Contractual commitments	75	612
Contract termination	20	160

Total Restructuring Charge	(46)	2,306
Asset Impairment Charge for Fixed Assets	27	229
Other Non-Restructuring Items	(142)	177

Total	$(161)	$2,712

The restructuring charge represents severance of $1,534 for the termination of 157 employees during fiscal 2005. The asset impairment charge of $229 represents fixed asset write-offs. In addition, we wrote-down inventories and other assets by $44 and recorded additional reserves for accounts receivable of $133, which are included in “Other Non-Restructuring Items” in the table above. Revisions to the initial account receivable reserves are attributable to the reduction in other non-restructuring items during the three months ended June 30, 2005.

Field Organization and Corporate Staff Reduction

During fiscal 2005, we reorganized our field structure in North America. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we believe we will be able to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,684 representing severance for 385 employees during the nine months ended June 30, 2005. In addition, we recorded fixed asset impairments representing fixed asset write-offs in the amount of $111 during fiscal 2005.

Summarized Restructuring Activity

The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$289	$13,853
Contractual commitments	264	2,792
Contract termination	600	2,998

Total Restructuring Charge	1,153	19,643
Asset Impairment Charge for Fixed Assets	64	1,671
Other Non-Restructuring Items	(941)	1,085

Total	$276	$22,399

We calculated the asset impairment charges in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The proceeds received for locations sold or held for sale were not sufficient to cover the fixed asset balances, as such, those balances were written-off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred by the IKON North America operating segment.

The following presents a reconciliation of the restructuring and asset impairment charges to the accrual balance remaining at June 30, 2005, which is included in other accrued expenses on the consolidated balance sheet:

	Fiscal 2005 Charge	Cash Payments Fiscal 2005	Non-cash charges Fiscal 2005	Ending Balance June 30, 2005
Severance	$13,853	$7,959		$5,894
Contractual commitments	2,792	767		2,025
Contract termination	2,998	2,197		801
Asset impairments	1,671		$1,671
Other Non-Restructuring Items	1,085		1,085

Total	$22,399	$10,923	$2,756	$8,720

The projected payments of the remaining balances, by fiscal year, are as follows:

Projected Payments	Fiscal 2005	Fiscal 2006	Fiscal 2007	Beyond	Total
Severance	$4,970	$924			$5,894
Contractual commitments	415	788	$352	$470	2,025
Contract termination	801				801

Total	$6,186	$1,712	$352	$470	$8,720

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $3,472 at June 30, 2005. To the extent that sublease income cannot be realized, additional restructuring charges will be incurred in each period in which sublease income is not received.

The employees affected by the charge were as follows:

Headcount Reductions	Employees Affected	Fiscal 2005 Employee Terminations	Remaining Employees to be Terminated at June 30, 2005
BDS	302	(301)	1
LDS	157	(157)
Field organization and corporate staff	425	(385)	40

Total	884	(843)	41

The locations affected by the charge were as follows:

Site Closures	Initial Planned Site Closures	Sites Closed or Sold at June 30, 2005	Change in Estimate of Site Closures	Remaining Sites to be Closed at June 30, 2005
BDS	11	11
LDS	17	16	(1)

Total	28	27	(1)

During the third quarter of fiscal 2005, management determined that one of the 17 LDS sites initially approved for closing will remain in operation. As such, the locations affected by the charge were 16 as of June 30, 2005. We expect all restructuring actions to be completed during the remainder of fiscal 2005. Remaining employees to be terminated at June 30, 2005 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where we have exited certain locations and are required to make payments over the remaining lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.

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

5. DISCONTINUED OPERATIONS

In connection with our restructuring plan discussed in Note 3, we exited BDS during fiscal 2005. The exit of this business involved the sale or closure of 11 digital print centers. Operating activities of BDS have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized financial information for BDS is set forth below:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Revenues	$491	$13,804	$20,570	$37,147
Pretax loss	(3,210)	(1,336)	(19,410)	(4,917)
Income tax benefit	1,268	527	7,667	1,940
Net loss from discontinued operations	(1,942)	(809)	(11,743)	(2,977)

The BDS pretax loss of $3,210 and $19,410 for the three and nine months ended June 30, 2005, respectively, consisted of losses from operations of $2,414 and $8,519, respectively, and the following asset impairments, severance, contractual commitments, contract termination, and other costs (described in additional detail in Note 3):

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$790	$3,635
Contractual commitments	189	2,180
Contract termination	580	2,838

Total Restructuring Charge	1,559	8,653
Asset Impairment Charge for Fixed Assets	37	1,331
Other Non-Restructuring Items	(800)	907

Total	$796	$10,891

As of June 30, 2005, 9 digital print shops were closed and 2 were sold. Assets related to BDS are recorded at their estimated net realizable value.

6. NOTES PAYABLE AND LONG-TERM DEBT

Long-term corporate debt consisted of:

	June 30, 2005	September 30, 2004
Bond issues	$354,828	$411,423
Convertible subordinated notes (“Convertible Notes”)	245,075	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	3,454	8,622

	698,192	804,880
Less: current maturities	3,446	63,023

	$694,746	$741,857

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	June 30, 2005	September 30, 2004
Lease-backed notes	$408,269	$683,086
Asset securitization conduit financing	127,537	129,668
Notes payable to banks	10,397	3,868
Debt supporting unsold residual value	51,152	46,187

	597,355	862,809
Less: current maturities	333,848	439,941

	$263,507	$422,868

Excluded above is $3,982 of our corporate debt that has been reclassified to liabilities held for sale on the Consolidated Balance Sheets as a result of the sale of our French operating subsidiary in the fourth quarter of fiscal 2005 (see Note 16).

Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

Debt Supporting Finance Contracts

During the nine months ended June 30, 2005, we repaid $289,037 and issued $19,339 of debt supporting finance contracts.

As of June 30, 2005, IKON Capital PLC, IKON’s leasing subsidiary in the United Kingdom, had approximately $26,080 available under its asset securitization conduit financing agreement.

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. During the three year period ending September 30, 2004, total repurchases of lease receivables related to our service performance failures have amounted to approximately $504 on a cumulative basis.

In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

As of June 30, 2005, we had $36,763 of debt related to $35,692 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $432 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of June 30, 2005, this differential was $1,071.

In addition, we have $14,389 of debt related to equipment on operating leases which have been funded by GE.

Credit Facility

We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,658 at June 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of June 30, 2005, $84,973 of the $150,000 allowance was utilized. The Credit Facility contains default provisions customary for facilities of this type.

Loss from the Early Extinguishment of Debt

During the nine months ended June 30, 2005, we repurchased $44,925 of our Convertible Notes for $45,938. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,734, which is included in loss from the early extinguishment of debt, in the consolidated statements of income for the nine months ended June 30, 2005.

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of June 30, 2005, we had $171,724 available under lines of credit, including the $165,658 available under the Credit Facility and had open standby letters of credit totaling $34,342. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

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

During fiscal 2005, we sold lease receivables totaling $188,956 for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

8. GOODWILL

Goodwill associated with our reporting segments was:

	IKON North America	IKON Europe	Total
Goodwill at September 30, 2004	$949,138	$337,426	$1,286,564
Translation adjustment and transfer to net assets held for sale	3,747	(12,272)	(8,525)

Goodwill at June 30, 2005	$952,885	$325,154	$1,278,039

Changes in the goodwill balance since September 30, 2004 are attributable to foreign currency translation adjustments. In addition, $9,588 of European goodwill has been reclassified to assets held for sale on the consolidated balance sheets as a result of the sale of our French operating subsidiary in the fourth quarter of fiscal 2005 (see Note 16).

As of June 30, 2005, we had no intangible assets other than goodwill except those related to our defined benefit plans.

9. SHARE REPURCHASES

In March 2004, our Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”). From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During fiscal 2005 we repurchased 3,109 shares of our outstanding common stock for $34,098, leaving $138,328 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of June 30, 2005, $84,973 of the $150,000 allowance was utilized.

10. COMPREHENSIVE INCOME

Total comprehensive (loss) income is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	Restated 2004	2005	Restated 2004
Net income	$24,430	$8,393	$46,049	$64,428
Foreign currency translation adjustments	(31,353)	(12,281)	204	35,369
(Loss) gain on derivative financial instruments, net of tax (benefit) expense of: $(102) and $890 for the three months ended June 30, 2005 and 2004, respectively; $112 and $6,836 for the nine months ended June 30, 2005 and 2004, respectively	(177)	1,567	205	12,136

Total comprehensive (loss) income	$(7,100)	$(2,321)	$46,458	$111,933

During the second quarter of fiscal 2005, we recognized a gain of $1,041 from the realization of accumulated translation adjustments related to the Mexican Sale.

The minimum pension liability is adjusted at each fiscal year end; therefore, there is no impact on total comprehensive income during interim periods. The balances for foreign currency translation, minimum pension liability, and derivative financial instruments included in accumulated other comprehensive income in the consolidated balance sheets were $66,623, $(46,400), and $381, respectively, at June 30, 2005 and $66,418, $(46,400), and $177, respectively, at September 30, 2004.

11. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	Restated 2004	2005	Restated 2004
Numerator:
Income from continuing operations	$26,372	$9,202	$57,792	$67,405
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes	1,848		6,072	6,959

Numerator for diluted earnings per common share—net income	$28,220	$9,202	$63,864	$74,364

Denominator:
Weighted average common shares	139,826	147,657	140,567	147,202
Effect of dilutive securities:
Convertible Notes	16,306		17,857	19,870
Employee stock options	1,439	2,519	1,758	2,681
Employee stock awards	402	355	382	341

Dilutive potential common shares	18,147	2,874	19,997	22,892
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	157,973	150,531	160,564	170,094

Basic earnings per common share from continuing operations	$0.19	$0.06	$0.41	$0.46

Diluted earnings per common share from continuing operations	$0.18	$0.06	$0.40	$0.44

We account for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes are assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes is added back to net income. The calculation of diluted earnings per common share for the three months ended June 30, 2004 excludes the assumed conversion of the Convertible Notes because the impact is antidilutive.

Options to purchase 7,899 shares of common stock at $9.63 to $46.59 per share were outstanding during the third quarter of fiscal 2005 and options to purchase 3,022 shares of common stock at $11.62 to $46.59 per share were outstanding during the third quarter of fiscal 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

Options to purchase 7,735 shares of common stock at $10.49 to $46.59 per share were outstanding during the first nine months of fiscal 2005 and options to purchase 5,230 shares of common stock at $11.22 to $46.59 per share were outstanding during the first nine months of fiscal 2004, but were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares; therefore, the effect would be antidilutive.

12. SEGMENT REPORTING

The table below presents segment information for the three months ended June 30, 2005 and 2004:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Three Months Ended June 30, 2005
Net sales	$412,896	$74,315		$487,211
Services	525,259	60,936		586,195
Finance income	18,044	6,855		24,899
Asset impairments	27			27
Restructuring	(406)			(406)
Operating income (loss)	121,073	8,058	$(78,192)	50,939
Interest expense, net			11,260	11,260
Income before taxes				39,679

Three Months Ended June 30, 2004 (restated)
Net sales	$442,008	$71,404		$513,412
Services	531,261	56,728		587,989
Finance income	35,369	6,458		41,827
Gain from divestiture of business	698			698
Operating income (loss)	132,294	6,178	$(75,779)	62,693
Interest expense, net			15,175	15,175
Income before taxes				14,831

The table below presents segment information for the nine months ended June 30, 2005 and 2004:

	IKON North America	IKON Europe	Corporate and Eliminations	Total
Nine Months Ended June 30, 2005
Net sales	$1,221,851	$225,773		$1,447,624
Services	1,561,743	183,292		1,745,035
Finance income	62,834	20,530		83,364
Gain from divestiture of business	1,901			1,901
Asset impairments	340			340
Restructuring	10,990			10,990
Operating income (loss)	327,434	22,834	$(225,456)	124,812
Interest expense, net			34,571	34,571
Income before taxes				88,507

Nine Months Ended June 30, 2004 (restated)
Net sales	$1,239,575	$210,626		$1,450,201
Services	1,570,378	168,990		1,739,368
Finance income	219,954	19,143		239,097
Loss from divestiture of business	11,427			11,427
Operating income (loss)	384,204	17,379	$(234,174)	167,409
Interest expense, net			34,923	34,923
Income before taxes				96,580

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

13. CONTINGENCIES

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,780 and $7,928 as of June 30, 2005 and September 30, 2004, respectively, for our environmental liabilities. This accrual is based on management’s best estimate of the aggregate environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.

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

During fiscal 2005 and 2004, we did not incur any costs for environmental capital projects, but incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the nine months ended June 30, 2005 and 2004, these costs were $207 and $282, respectively. All costs were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until such liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of June 30, 2005 and September 30, 2004, our accrual for black lung and workers’ compensation liabilities related to B&T was $11,665 and $12,384, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.

We received notice of possible additional taxes due related to international matters. We believe they will not materially affect our consolidated financial statements.

We recognize certain guarantees in accordance with FASB Interpretation No. 45. Accordingly, we recognize a liability related to guarantees for the fair value, or market value, of the obligation we assume.

As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at June 30, 2005 was $232,459. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $458 at June 30, 2005. The equipment leased to the customers related to the above indemnifications represents collateral which we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement.

We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company (“Delfield”), a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of Delfield’s ability and intent to make payment or refinance the bond. In the event Delfield defaults on the bond, we would be required under the agreement to make payment to the lender. As of June 30, 2005, the maximum amount that we would be required to pay the lender is $3,150.

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

The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended June 30
	2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$7,255	$1,054	$7,225	$1,017
Interest cost on projected benefit obligation	8,349	958	7,582	789
Expected return on assets	(8,237)	(933)	(6,009)	(728)
Amortization of net obligation		9		9
Amortization of prior service cost	142	2	142	1
Recognized net actuarial loss	2,014	161	2,507	221

Net periodic pension cost	$9,523	$1,251	$11,447	$1,309

	Nine Months Ended June 30
	2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$21,321	$3,192	$21,675	$3,065
Interest cost on projected benefit obligation	24,563	2,897	22,746	2,357
Expected return on assets	(23,241)	(2,822)	(18,027)	(2,173)
Amortization of net obligation		28		27
Amortization of prior service cost	426	5	426	4
Recognized net actuarial loss	5,798	487	7,521	660

Net periodic pension cost	$28,867	$3,787	$34,341	$3,940

As of June 30, 2005, $42,604 of contributions had been made during fiscal 2005. We expect to make additional contributions of $777 during fiscal 2005. Effective September 30, 2005, participants will no longer accrue benefits under the U.S. defined benefit plan. As a result of this action, the Company will incur a charge of approximately $2,900 during the first quarter of fiscal 2006. In addition, effective January 1, 2006, the Company will increase the employer match of the U.S. defined contribution plan for participants who were hired prior to July 1, 2004.

15. FINANCIAL INSTRUMENTS

As of June 30, 2005, all of our derivatives designated as hedges are interest rate swaps which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption that the interest rate swaps are fully effective. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the nine months ended June 30, 2005, unrealized gains totaling $205, after taxes, were recorded in accumulated other comprehensive income.

16. ASSETS AND LIABILITIES HELD FOR SALE

On July 8, 2005, IKON Office Solutions (Holdings) S.A.S. completed the divestiture of our French operating subsidiary, IKON Office Solutions S.A.S (“IKON France”). We will continue to support key accounts and pan-European accounts with a continued but downscaled presence in France, similar to our strategy in Mexico. We currently expect to realize a gain during the fourth quarter of fiscal 2005 on the sale of IKON France.

At June 30, 2005, all criteria for classification of assets and liabilities as held for sale as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) for IKON France had been met. In accordance with SFAS 144, an estimate of assets and liabilities to be sold have been reclassified from various line items within the balance sheet and aggregated into “Assets Held for Sale” and “Liabilities Held for Sale.” The following represents the major classes of assets and liabilities held for sale at June 30, 2005. These amounts changed insignificantly due to normal account activity from June 30, 2005 to the closing date of the transaction.

Carrying Amount
Assets
Total cash	$54
Accounts receivable, less allowance	8,404
Finance receivables, less allowance	1,521
Inventories	2,071
Prepaid expenses and other current assets	4,858
Long term lease receivables, less allowance	2,169
Property and equipment, net	976
Goodwill	9,588
Other assets	895

Assets held for sale	$30,536

Liabilities
Current portion of long-term debt	$1,616
Trade accounts payable	7,299
Accrued salaries, wages and commissions	6,224
Taxes payable	3,740
Long-term debt	2,366

Liabilities held for sale	$21,245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been amended to reflect the restatement made to the Condensed Consolidated Condensed Financial Statements as further discussed in “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements.” This information should be read in conjunction with the information contained in the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) delivers integrated document management solutions and systems, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization-Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with IKON Financial Services, a wholly owned subsidiary of General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business to GE (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”), respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, on-site managed services, legal document services, customized workflow solutions, and comprehensive support through our service force of 15,000 employees, including our team of 6,800 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe.

For fiscal 2005, we outlined the following objectives for our business:

•	improving operational leverage;

•	core growth; and

•	related expansion.

These objectives assume continued growth and profitability improvements in our ongoing revenue streams as we continue to transition out of our captive leasing business in North America.

Operating leverage requires that we continue to lower our overall cost-to-serve and improve both sales and administrative productivity through centralization and process and system enhancements. In particular, we focused on reducing our selling and administrative expenses to more competitive levels, and established a fiscal 2005 target for selling and administrative expense as a percentage of revenues of one percentage point below fiscal year 2004 levels. In the third quarter of fiscal 2005, selling and administrative expense as a percentage of revenue was 30.9% compared to 31.7% a year ago. We had a headcount decline of over 913 employees in the third quarter of fiscal 2005, of which many were directly attributable to the actions we took during the second quarter to reduce costs and improve operational efficiency, including exiting our Business Document Services (“BDS”) unit, reducing the number of our Legal Document Services (“LDS”) sites, reorganizing our field structure in North America through expansion of geographic coverage for certain area vice presidents, reducing other corporate staff, and selling substantially all of our operations in Mexico. In addition, during the fourth quarter of fiscal 2005, we completed the divestiture of our French operating subsidiary, but will continue to support key accounts and pan-European customers through an ongoing presence in Paris. Finally, we made considerable progress during the third quarter to improve operational leverage from the work performed to complete the review of our accounts receivable (see Note 2 to the condensed consolidated financial statements). By analyzing the processes used in our customer care operations, we have gained significant operational insights that will be used to develop a strategy to improve our performance in order processing and billing administration.

Core growth has three points of focus: improvement of sales effectiveness in all market segments; gain of market share in underrepresented markets; and the targeting of product segments in which demand is growing the fastest. A top priority for us in fiscal 2005 is our implementation of the integrated selling model (“ISM”), which is designed to provide sales coverage on a lower-cost-to-serve basis through the use of professional phone-based sales representatives working with our field-based representatives. We believe this model will also improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. Additionally, during the third quarter of fiscal 2005, we continued to strengthen our share of the market encompassing the Fortune 500 and large global and private companies (through our “National Account Program”) as we added additional contracts to this focus area. To ensure that we capture the fastest growing product technologies, we continue to strengthen our color equipment portfolio with a diversified mixture of products. Color equipment revenues grew 7.5% in the third quarter of fiscal 2005 compared to the same period of fiscal 2004.

We are expanding into adjacent markets, such as Europe, and new service opportunities within Enterprise Services that differentiate and build solidly on our core business, which involves equipment sales and the ongoing volume in services and supplies that those sales generate. In Europe, our city expansion strategy focuses on expansion into key cities throughout Europe as we commenced operations in three additional cities, Milan, Barcelona, and Geneva, in fiscal 2005. In the third quarter of fiscal 2005, revenues in Europe increased 6% compared to the same period a year ago. Within Enterprise Services, our on-site Managed Service business delivered strong growth, with revenue up 7% and continued growth within the existing install base. Off-site Managed Services experienced a revenue decline partially driven by our decision to close 16 unprofitable LDS locations during the second quarter of fiscal 2005.

For the third quarter of fiscal 2005, we had revenues of $1.1 billion, representing a 3.9% decline from the third quarter of fiscal 2004. This decline was due in large measure to the decrease in finance income resulting from the run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction, lower equipment revenues in North America and lower revenues from the sale of de-emphasized technology hardware. Diluted earnings per share from continuing operations for the third quarter of fiscal 2005 were $0.18. Refer to “Results of Operations” for further discussion of our quarterly financial statements.

RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2005 and 2004 in the section relating to the three months ended June 30 refer to the three months ended June 30, 2005 and 2004, respectively, and references to 2005 and 2004 in the section relating to the nine months ended June 30 refer to the nine months ended June 30, 2005 and 2004, respectively.

Three Months Ended June 30, 2005

Compared to the Three Months Ended June 30, 2004

Revenues

	2005	Restated 2004	Change
Net sales	$487,211	$513,412	(5.1)%
Services	586,195	587,989	(0.3)
Finance income	24,899	41,827	(40.5)

	$1,098,305	$1,143,228	(3.9)%

The decrease in revenues of 3.9%, compared to the third quarter of fiscal 2004, which includes a currency benefit of 0.8% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income due to the run-off of the retained U.S. lease portfolio, lower equipment revenues in North America, lower revenues from the sale of de-emphasized technology hardware and lower off-site Managed Services revenues driven primarily by our decision to close 16 unprofitable LDS locations during the second quarter of fiscal 2005.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The decrease in net sales was partially offset by a currency benefit of 0.9%. Equipment revenue of $452,444 decreased approximately 2.1%, or $9,890, compared to the same period in fiscal 2004 due mainly to a combination of new product introductions at lower price points and increased competition, partially offset by continued growth from the sale of color equipment. In addition, and consistent with our city expansion strategy, European equipment revenues increased by 7.8%, or $4,591, compared to the third quarter of fiscal 2004. Revenues generated from the sale of color devices increased by 7.5% compared to the third quarter of fiscal 2004, due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 20.7% in the third quarter of fiscal 2004 to approximately 22.7% in the third quarter of fiscal 2005. U.S. revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 26.4% compared to the third quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment, and new alternate products available in segment 4. In addition, the third quarter of fiscal 2004 included several large customer transactions with combined placements equivalent to 35% of the normal run rate. However, during the third quarter of fiscal 2005, we continued to experience strong performance in the high-end within segment 6 equipment sales. U.S. revenues from the sale of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 1.6% compared to the third quarter of fiscal 2004. This decrease was attributable to lower average selling prices as we offered attractive marketing bundles in the third quarter in fiscal 2005 in an effort to increase market share in the mid-market customer base. As a result, U.S. placements of these products increased approximately 4.4%. As of June 30, 2005, U.S. sales of black and white office equipment represented 55.4% of U.S. equipment revenue, compared to 53.2% at June 30, 2004. Direct supply sales of $28,357 decreased by approximately 11.3%, or $3,600, compared to the third quarter of fiscal 2004, due to lower demand for fax and lower-end copier supplies. Revenues from the sale of de-emphasized technology hardware decreased $12,711, or 66.5% compared to the third quarter of fiscal 2004 as a result of the continued exit from this business.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides: on-site and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases; income from the sharing of gains on certain lease-end activities with GE in the U.S.; and fees received from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). Services decreased by 0.3% including a currency benefit of approximately 0.7%. Managed Services revenues of $165,985, which includes both on-site Managed Services and LDS, decreased $3,180, or 1.9%. Off-site Managed Services of $44,256, which is primarily comprised of LDS, a short-cycle and increasingly competitive transactional business, declined by approximately $11,339, compared to the third quarter of fiscal 2004, due mainly to the impact of the restructuring actions we took during the second quarter of fiscal 2005 which involved the closure of 16 sites. On-site Managed Services revenues, including facilities management, document production and mailroom operations, of $121,729 grew 7.2%, or $8,158, from the prior year, due to an increase in new contracts and continued expansion to existing contracts. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) increased by $631, or 0.2%, compared to the third quarter of fiscal 2004, attributable mainly to an increase in copy volumes of 2% partially offset by a decrease in average revenue per copy. Professional Services revenues of $13,231, decreased 8.7%, or by $1,262, compared to the third quarter of fiscal 2004 due to the impact of the sale of two technology service businesses during the second quarter of fiscal 2005. Revenue from consulting, network connectivity services, document strategy assessments and various software solutions, included within Professional Services, increased by 15% compared to the third quarter of fiscal 2004, as a result of our continued focus on providing customers with digital technologies to reduce their costs and improve workflow. Fees received as a result of the GE relationship, including Preferred Fees of $12,688 and $12,680, for the three months ended June 30, 2005 and 2004, respectively, and the related impact of lease-end activities, increased by $885, or 4.1%, compared to the third quarter of fiscal 2004. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Rental revenue remained relatively consistent, increasing $232, or 1.1%, compared to the third quarter of fiscal 2004.

Finance income is generated by our leasing subsidiaries, as well as by certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was primarily due to the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction. In addition, finance income was impacted from the sale of our Canadian lease portfolio during fiscal 2004 as part of the Canadian Transaction. Accordingly, lease receivables sold as part of the Canadian Transaction did not generate finance income for us during the third quarter of fiscal 2005. This decrease was partially offset by a currency benefit of 0.8%. Although we will continue to receive finance income under certain leases that will be financed directly by us, including from our European leasing operations, our total finance income will continue to decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2005	Restated 2004
Gross margin, net sales	24.6%	28.5%
Gross margin, services	42.8	42.1
Gross margin, finance income	75.3	72.6
Gross margin, total	35.5	37.1

The decrease in the gross margin percentage on net sales was due to lower equipment margins resulting from competitive pricing, aggressive promotions, and a higher mix of state and local government business. Strategic pricing and promotion actions during the third quarter of fiscal 2005 were focused on increasing market competitiveness to gain market share and increase future aftermarket revenue potential.

The gross margin percentage on services increased compared to the three months ended June 30, 2004. Customer Services gross margin increased due to the impact of the restructuring actions taken during the second quarter of fiscal 2005 to lower our cost structure. Off-site Managed Services margins declined compared to the third quarter of fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. As a result of the actions we took late in the second quarter of fiscal 2005 to reduce the variability of the cost structure of off-site Managed Services, we expect profit margin percentages for off-site Managed Services to improve during the remainder of fiscal 2005.

The gross margin percentage on finance income increased from 72.6% in the third quarter of fiscal 2004 to 75.3% in the third quarter of fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are funded with a lower percentage of debt, European leases generate higher gross profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. In fiscal 2005, we expect gross profit earned from finance income to decline compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Selling and Administrative Expenses

	2005	Restated 2004	Change
Selling and administrative expenses	$338,879	$362,577	(6.5)%
S&A as a % of revenue	30.9%	31.7%

Selling and administrative expense, which was unfavorably impacted by $2,366 due to foreign currency translation, decreased by $23,698 or 6.5%, during the third quarter fiscal 2005 compared to the third quarter of fiscal 2004, and decreased from 31.7% to 30.9% as a percentage of revenue. These changes were due primarily to the following:

•	A decrease of $6,894 in selling compensation and benefits costs due primarily to average headcount reductions and a decline in revenues compared to fiscal 2004;

•	A decrease in pension costs of $1,050 compared to the third quarter of fiscal 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will decrease compared to fiscal 2004;

•	A decrease of $5,598 as a result of lower spending for information technology, travel, and other expenses due to discretionary spending reductions during fiscal 2005, partially offset by higher consulting fees from our internal controls certification efforts required by the Sarbanes-Oxley Act of 2002 (“SOX”); and

•	A decrease of $3,037 related to a reduction of real estate facility costs due primarily to the closure of 16 LDS locations as a result of the restructuring actions taken during the second quarter of fiscal 2005 and the closure and consolidation of other facilities during the third quarter of fiscal 2005 as we continue to rationalize our real estate needs.

For the remainder of fiscal 2005, we will continue to take aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of headcount and real estate reductions, discretionary expense reductions, and by eliminating unprofitable business lines to streamline our selling and administrative structure. These decreases will be partially offset by the impact of an increase in consulting and audit fees as we execute our SOX internal controls certification efforts (see “Item 4. Controls and Procedures”).

Other

	2005	Restated 2004	Change
Gain from divestiture of businesses		$698	(100.0)%
Asset impairments	$27		100.0
Restructuring	(406)		(100.0)
Operating income	50,939	62,693	(18.7)
Loss from early extinguishment of debt		32,687	(100.0)
Interest expense, net	11,260	15,175	(25.8)
Taxes on income	13,307	5,629	136.4
Net income from continuing operations	26,372	9,202	186.6
Diluted earnings per common share-continuing operations	0.18	0.06	200.0

During the third quarter of fiscal 2004, we recognized a gain of $698 as a result of the Canadian Transaction.

During the three months ended March 31, 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and corporate staff, and Mexico. See pages 38-40 for a discussion relating to third quarter fiscal 2005 activity related to these actions.

Operating income decreased in fiscal 2005 by 18.7% compared to fiscal 2004, as a result of the factors discussed above.

During the three months ended June 30, 2004, we recorded a loss from the early extinguishment of debt of $32,687, as a result of the repurchase of various debt instruments.

The decrease in interest expense, net was primarily the result of the benefit from lower average outstanding balances of corporate debt during fiscal 2005 compared to fiscal 2004.

The effective income tax rate was 33.5% and 38.0% for the third quarter of fiscal 2005 and 2004, respectively. The decrease in the effective income tax rate is due primarily to the benefit of a cumulative reduction in the projected fiscal 2005 full year effective income tax rate before discreet items from 36.8% to 35.5% due primarily to the mix of pretax income between domestic and foreign operations. The effective income tax rate for the remainder of fiscal 2005 is expected to be 35.5%, resulting in a full year effective tax rate of 34.9%. This excludes any tax impact from the sale of our French operating subsidiary in the fourth quarter of fiscal 2005.

Diluted earnings per common share from continuing operations were $0.18 for the third quarter of fiscal 2005, compared to $0.06 for the third quarter of fiscal 2004. The increase in diluted earnings per share is mainly attributable to the impact of the loss from the early extinguishment of debt during the three months ended June 30, 2004, the benefit realized from the restructuring actions initiated during the second quarter of fiscal 2005, the impact of higher Customer Services gross profit, the sale or closure of unprofitable operations during the second quarter of fiscal 2005, and discretionary spending reductions made by the Company during fiscal 2005, partially offset by the impact of lower finance income due to the run-off of the retained U.S. lease portfolio and the decrease in equipment margins.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	2005	Restated 2004	Change
Net sales	$412,896	$442,008	(6.6)%
Services	525,259	531,261	(1.1)
Finance income	18,044	35,369	(49.0)
Gain from divestiture of business		698	(100.0)
Asset impairments	27		100.0
Restructuring	(406)		(100.0)
Operating income	121,073	132,294	(8.5)

Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales decreased by 6.6% due to a decrease in equipment sales of 3.6%, or $14,481, compared to the same period in fiscal 2004 due primarily from increased competition and the impact of newly introduced products positioned at lower average selling prices to obtain long term growth objectives. Revenues generated from the sale of color devices increased compared to the third quarter of fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, sales of color devices increased during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. This increase was offset by a decrease in the sale of segment 5 and 6 black and white production equipment compared to the third quarter of fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. Sales of segment 1 – 4 black and white office equipment declined slightly compared to the third quarter of fiscal 2004. This decrease was attributable to lower average selling price of these products compared to the same period in the prior year which resulted in increased placements of these products during the third quarter of 2005 compared to the previous year quarter. Direct supply sales decreased by approximately 12.5% or $3,354 compared to the third quarter of fiscal 2004, due to lower demand for fax and lower-end equipment supplies. Revenues from the sale of de-emphasized technology hardware decreased $11,277, or 95%, compared to fiscal 2004.

Services decreased by 1.1% due primarily to a decrease in Managed Services revenues, which includes both on-site Managed Services and LDS, of $3,086 or 2.0%, to $153,319. Off-site Managed Services of $44,256, which is primarily comprised of LDS, a short-cycle and increasingly competitive transactional business, declined by approximately $11,339 compared to the third quarter of fiscal 2004 due mainly to the impact of the restructuring actions we took during the second quarter of fiscal 2005, which involved the closure of 16 sites in North America. On-site Managed Services revenues of $109,063 grew 8.2%, or $8,252, from the prior year due to an increase in new contracts and continued expansion from existing customers. Customer Services revenues decreased by $2,516 or 0.8% compared to the third quarter of fiscal 2004, attributable mainly to a decrease in average revenue per copy partially offset by increased copy volumes. Partially offsetting these decreases to service revenues was the impact of fees received as a result of the GE relationship, which increased $885 or 4.1%, including Preferred Fees of $12,688 and $12,680, for the three months ended June 30, 2005 and 2004, respectively, and related impact of the lease-end activities.

The decrease in finance income was primarily due to the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S Transaction. In addition, finance income was impacted from the Canadian Transaction.

Operating income decreased primarily as a result of the factors discussed above.

IKON Europe

	2005	2004	Change
Net sales	$74,315	$71,404	4.1%
Services	60,936	56,728	7.4
Finance income	6,855	6,458	6.1
Operating income	8,058	6,178	30.4

Net sales includes a currency benefit of approximately $2,400. Excluding the impact of currency translation, net sales increased by 1.0%, primarily driven by an increase in equipment sales compared to the prior year. Equipment sales increased by 7.8%, compared to the third quarter of fiscal 2004 but this growth was offset by decreases in direct supplies sales and de-emphasized technology hardware revenues of 4.8% and 19.8%, respectively.

Services increased as a result of currency benefits of approximately $1,902. Excluding the impact of currency translation, services increased by 4.1% due to an increase in Customer Services revenues of 8.7% as a result of an increase in copy volumes and the continued focus on color products across Europe.

Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $196.

Operating income increased due to stronger operational performance and the favorable impact of currency.

Corporate and Eliminations

Corporate and Eliminations, which is not treated as a business segment, is comprised of certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, were $78,192 and $75,779 in the third quarter of fiscal 2005 and 2004, respectively.

Nine Months Ended June 30, 2005

Compared to the Nine Months Ended June 30, 2004

Revenues

	2005	Restated 2004	Change
Net sales	$1,447,624	$1,450,201	(0.2)%
Services	1,745,035	1,739,368	0.3
Finance income	83,364	239,097	(65.1)

	$3,276,023	$3,428,666	(4.5)%

The decrease in revenues of 4.5%, compared to the nine months ended June 30, 2004, which includes a currency benefit of 1.0% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sale of our North American leasing business, lower sales of de-emphasized technology hardware, lower direct supply sales, and lower Managed Services and Customer Services revenues. These decreases were partially offset by an increase in revenues as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider compared to fiscal 2004.

Net sales includes revenues from the sale of copier/printer multifunction equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 1.2%. Equipment revenue of $1,331,932, increased by approximately 2.3%, or $29,913, compared to the same period in fiscal 2004 due mainly to the net impact of the relationship with GE, and continued growth from the sale of color equipment. Origination fees from, and sales of residual value to, GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $77,879 of equipment revenue during the nine months ended June 30, 2005. As a result, equipment revenue would have decreased by 3.5% compared to fiscal 2004, excluding the impact of the origination fees and sales of residual value. While European equipment revenues increased by 12.4%, or $21,410, compared to fiscal 2004, consistent with our city expansion strategy in Europe, North American equipment sales increased slightly by 0.8% due to the impact of the relationship with GE discussed above, offset by the impact of competitive pressures and newly introduced black and white models positioned at lower average selling prices. In addition, first quarter fiscal 2005 North American equipment revenues were impacted by changes in sales coverage, selling processes and incentives, as we launched important long-term initiatives in Professional Services and the new integrated selling model. Revenues generated from the sale of color devices increased by 11% compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. As a percentage of equipment revenue, color devices increased from approximately 20.6% for the nine months ended June 30, 2004 to approximately 22.3% for the same period in fiscal 2005. U.S. revenues from the sale of segment 5 and 6 black and white production equipment (devices with page outputs greater than 70 pages per minute) decreased approximately 18.5% compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4 as placements decreased by 11.5% from the prior year. U.S. revenues from the sale of segment 1 – 4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 4.3% compared to fiscal 2004. This decrease was partially attributable to the lower average selling prices, due in part, to the impact of attractive marketing bundles offered in the third quarter in fiscal 2005 in an effort to increase market share in the mid-market customer base. As of June 30, 2005, U.S. revenues from the sale of black and white office equipment represented 55.6% of U.S. equipment revenue, compared to 55.7% at June 30, 2004. Direct supply sales of $89,042 decreased by approximately 12.0%, or $12,115, compared to fiscal 2004, due to lower demand for fax and lower-end copier supplies. Revenues from the sale of de-emphasized technology hardware decreased $20,375, or 43.3%, compared to the third quarter of fiscal 2004 as a result of the continued exit from this business.

Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, which provides on-site and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, which focuses on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and the Preferred Fees. Services increased by 0.3% including a currency benefit of approximately 0.9%. Managed Services revenues of $496,365, which includes both on-site Managed Services and LDS, decreased by $17,757, or 3.5%. Off-site Managed Services, a short-cycle and increasingly competitive transactional business declined by approximately $38,400, or 22.0%, compared to the nine months ended June 30, 2004 due to pricing pressure, lower copy volumes and the impact of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited fiscal 2004 revenues by $10,119. In addition, off-site Managed Services was impacted by the restructuring actions we took during the second quarter of fiscal 2005 which involved the closure of 16 sites. On-site Managed Services revenues including facilities management, document production and mail room operations, grew from the prior year by 5.6%, due to an increase in new contracts and continued expansion to existing contracts. Customer Services revenues (which are significantly impacted by the amount and mix of copy volumes) decreased by $14,930, or 1.4%, compared to fiscal 2004, due to lower average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were partially offset by an increase in copy volumes of 2.5%

compared to fiscal 2004. Professional Services revenues of $42,396, increased 3.8%, or $1,556, compared to fiscal 2004. Professional Services revenue was negatively impacted by the sale of two technology service businesses during the second quarter of fiscal 2005. Revenue from consulting, network connectivity services, document strategy assessments and various software solutions, included within Professional Services, increased by 15.8%, compared to fiscal 2004, as a result of our continued focus on providing customers with digital technologies to reduce their costs and improve workflow. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, including Preferred Fees of $38,056 and $12,680, for the nine months ended June 30, 2005 and 2004, respectively, and the related impact of lease-end sharing activities. As a result, the impact of the GE relationship positively impacted services revenues by $41,144, during fiscal 2005 compared to fiscal 2004. Rental revenue decreased by $7,884, or 11.9%, compared to the nine months ended June 30, 2004, due primarily from the sale of $38,900 of rental assets to GE on March 31, 2004.

Finance income is generated by our leasing subsidiaries, as well as by certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was due primarily to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during the nine months ended June 30, 2005. This decrease was partially offset by a currency benefit of 1.2%. Although we will continue to receive finance income under certain leases that will be financed directly by us, including from our European leasing operations, our total finance income will continue to decrease in future periods as a result of the Transactions. In fiscal 2005, we expect finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Gross Margin

	2005	Restated 2004
Gross margin, net sales	27.0%	28.8%
Gross margin, services	40.8	40.6
Gross margin, finance income	74.8	66.2
Gross margin, total	35.6	37.4

The decrease in the gross margin percentage on net sales was due to lower equipment revenues, growth in lower-margin National Account Program revenues, and continued market competitiveness coupled with strategic pricing and related marketing promotions. In addition, the net impact of origination fees and sales of equipment residual values to GE negatively impacted the net sales gross margin by approximately 8 basis points.

The gross margin percentage on services remained relatively flat compared to the nine months ended June 30, 2004. However, the services gross margin percentage during fiscal 2004 was negatively impacted by 23 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. Off-site Managed Services margins declined compared to fiscal 2004 due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. As a result of the actions we took late in the second quarter of fiscal 2005 to reduce the variability of the cost structure of off-site Managed Services, we expect profit margin percentages for off-site Managed Services to improve during the remainder of fiscal 2005. Customer Services gross margin increased due to a lower cost structure as a result of the restructuring actions taken during the second quarter 2005, partially offset by impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were offset by the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin percentage by approximately 39 basis points.

The gross margin percentage on finance income increased from 66.2% in fiscal 2004 to 74.8% in fiscal 2005 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. Because European leases are funded with a lower percentage of debt, European leases generate higher gross profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio after the U.S. Transaction during fiscal 2005 compared to fiscal 2004. Part of this lower leverage was due to the fact that $11,700 of interest expense recorded in “Interest expense, net” during fiscal 2005 related to debt that was reclassified from Non-Corporate Debt to corporate debt beginning on April 1, 2004. Prior to April 1, 2004, interest costs of the Non-Corporate Debt were recorded in finance interest expense. As a result, the gross margin on finance income was positively impacted by this change in classification. In fiscal 2005, we expect gross profit earned from finance income to decline approximately 60% compared to fiscal 2004 as a result of the Transactions and the continued run-off of the retained U.S. lease portfolio.

Selling and Administrative Expenses

	2005	Restated 2004	Change
Selling and administrative expenses	$1,030,885	$1,103,540	(6.6)%
S&A as a % of revenue	31.5%	32.2%

Selling and administrative expense, which was unfavorably impacted by $8,846 due to foreign currency translation compared to fiscal 2004, decreased by $72,655, or 6.6%, during the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004, and decreased from 32.2% to 31.5% as a percentage of revenue.

The net impact of the Transactions of $45,684 was a significant factor in the decrease of selling and administrative expense compared to fiscal 2004. Approximately $22,485 of this decrease was due to no lease default expense being required for either retained or sold IOS Capital, LLC, our former leasing subsidiary in the U.S. (“IOSC”), lease receivables during the nine months ended June 30, 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables of IOSC. The remaining decrease in selling and administrative expense attributable to the Transactions was due to the transfer of over 300 employees to GE. In addition, during the first quarter of fiscal 2005 we received a refund from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. lease portfolio during fiscal 2004. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements.

Other changes in selling and administrative expenses impacting the Company were:

•	A decrease in pension costs of $2,982 compared to the nine months ended June 30, 2004, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2004. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas. We expect that our total fiscal 2005 pension expense will continue to decrease compared to fiscal 2004;

•	A decrease of $4,916 in selling compensation and benefits costs due primarily to average headcount reductions and a decline in revenues compared to fiscal 2004;

•	A decrease in spending for information technology, travel, and other expenses of approximately $8,483 compared to fiscal 2004 as a result of discretionary spending reductions during fiscal 2005, partially offset by higher consulting fees from our SOX internal controls certification efforts; and

•	A decrease of $4,791 related to a reduction of real estate facility costs due primarily to the closure of 16 LDS locations as a result of the restructuring actions taken during the second quarter of fiscal 2005 and the closure and consolidation of other facilities during fiscal 2005 as we continue to rationalize our real estate needs. This was partially offset by an increase in costs incurred to terminate seven real estate leases during the second quarter of fiscal 2005, representing both lease termination payments made to lessors as well as future lease payments for locations in which we ceased using the facility.

For the remainder of fiscal 2005, we will continue to take aggressive actions to reduce selling and administrative expense to achieve our goal of reducing selling and administrative expense as a percentage of revenue for the 2005 fiscal year by one percentage point compared to fiscal year 2004. We expect to accomplish this goal through a combination of headcount reductions, real estate consolidations, discretionary expense reductions, and the elimination of unprofitable business lines to streamline our selling and administrative structure. These decreases will be partially offset by the impact of an increase in consulting and audit fees as we execute our SOX internal controls certification efforts (see “Item 4. Controls and Procedures”).

Other

	2005	Restated 2004	Change
(Gain) loss from divestiture of businesses	$(1,901)	$11,427	(116.6)%
Asset impairments	340		100.0
Restructuring	10,990		100.0
Operating income	124,812	167,409	(25.4)
Loss from early extinguishment of debt, net	1,734	35,906	(95.2)
Interest expense, net	34,571	34,923	(1.0)
Taxes on income	30,715	29,175	5.3
Net income from continuing operations	57,792	67,405	(14.3)
Diluted earnings per common share-continuing operations	0.40	0.44	(9.1)

During fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and services to customers. During fiscal 2004, we recognized a net loss of $11,427 as a result of the Transactions.

During the nine months ended June 30, 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and our corporate staff, and Mexico. See pages 38-40 for additional information.

Operating income decreased in fiscal 2005 by 25.4% compared to fiscal 2004, as a result of the factors discussed above.

During the nine months ended June 30, 2005, we repurchased $44,925 of the Convertible Notes for $45,938. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,734 which is included in loss from the early extinguishment of debt in the consolidated statements of income for the nine months ended June 30, 2005. During the nine months ended June 30, 2004, we recorded a loss from the early extinguishment of debt of $35,906, as a result of the repurchase of various debt instruments.

Interest expense decreased due to lower average outstanding debt balance during fiscal 2005 compared to the same period during fiscal 2004. This decrease was partially offset by the assumption of the Additional Corporate Debt as part of the U.S. Transaction. Interest on this debt, which was reported in “Finance interest expense” prior to April 1, 2004, is now reported as “Interest expense, net.” This change resulted in approximately $11,701 of additional interest expense being recorded in “Interest expense, net” for the nine months ended June 30, 2005 compared to the same period in fiscal 2004.

The effective income tax rate was 34.7% and 30.2% for the nine months ended June 30, 2005 and 2004, respectively. The increase in the effective income tax rate is due primarily to certain non-recurring items that reduced the tax rate in fiscal 2004. These items were the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction during fiscal 2004 and the reversal of valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. In addition, the tax benefit relating to the sale of our Mexican operations during the second quarter of fiscal 2005 was reduced due to capital loss limitations. Partially offsetting the increase in income tax expense is the deferral of depreciation expense for tax purposes in Ireland as a result of tax planning strategies. In particular, we have previously expensed depreciable asset purchases in accordance with Irish tax law provisions. We are currently taxed at 10% of income; however, effective January 1, 2006, we will be taxed at 12.5% of income. During the first quarter of fiscal 2005, we determined that we would not deduct depreciable asset purchases in fiscal 2004 and fiscal 2005. As a result, we will receive a tax benefit of 12.5% rather than 10% from the depreciation of these assets. The nine months of fiscal 2005 results reflect the benefit of the change in tax planning with respect to depreciable assets in fiscal 2004 of $1,345. The fiscal 2005 expected benefit of $822 has been considered in the determination of the expected effective tax rate for fiscal 2005. The effective income tax rate for the remainder of fiscal 2005 is expected to be 35.5%, resulting in a full year effective tax rate of 34.9%. This excludes any tax impact from the sale of our French operating subsidiary.

Diluted earnings per common share from continuing operations were $0.40 for the nine months ended June 30, 2005, compared to $0.44 for the nine months ended June 30, 2004. This decline was attributable mainly to the impact of lower finance income due to the run-off of the retained U.S. lease portfolio and the impact of the Transactions, the decrease in equipment gross margins, the impact of lower Customer Services and Managed Services revenues, partially offset by the effect of the fiscal 2005 restructuring activities, the sale or closure of unprofitable operations and our cost reduction efforts during fiscal 2005.

Review of Business Segments

Our reportable business segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe.

IKON North America

	2005	Restated 2004	Change
Net sales	$1,221,851	$1,239,575	(1.4)%
Services	1,561,743	1,570,378	(0.5)
Finance income	62,834	219,954	(71.4)
(Gain) loss from divestiture of businesses	(1,901)	11,427	(116.6)
Asset impairments	340		100.0
Restructuring	10,990		100.0
Operating income	327,434	384,204	(14.8)

Approximately 87% of our revenues are generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.

Net sales decreased by 1.4% due primarily as a result of a decline in de-emphasized technology hardware and decreases in direct supply sales which were offset by an increase in equipment sales due primarily to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $77,879 of equipment revenue growth during fiscal 2005. As a result, equipment revenue would have decreased approximately 5.6% excluding the impact of the origination fees and sales of residual value. This decline was due to competitive pressures and the impact of the newly introduced black and white models positioned at lower average selling prices. Revenues generated from the sale of color devices increased compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continued to be introduced at more affordable prices. These increases were offset by a decrease in the sale of segment 5 and 6 black and white production equipment compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. Sales of segment 1 – 4 black and white office equipment also declined compared to fiscal 2004. This decrease was partially attributable to lower average selling prices, due in part to the impact of attractive marketing bundles offered during the third quarter of fiscal 2005. Direct supply sales decreased by approximately 13.1% compared to fiscal 2004, due to lower demand for fax and lower-end equipment supplies. Revenues from the sale of de-emphasized technology hardware decreased approximately 61% compared to fiscal 2004.

Services decreased by 0.5% due primarily to a decrease in Customer Services revenues, Managed Services revenues, and rental revenues, partially offset by increases in Professional Services revenues and leasing fees. Managed Services revenues, which includes both on-site Managed Services and LDS, decreased by $17,897, or 3.8%, to $456,749 compared to fiscal 2004. Off-site Managed Services, a short-cycle and increasingly competitive transactional business declined by approximately $38,400 compared to the nine months ended June 30, 2004 due to pricing pressure, lower copy volumes and the impact of a large commercial imaging contract during the first quarter of fiscal 2004 which benefited the first quarter of fiscal 2004 revenues by $10,119. In addition, off-site Managed Services was impacted by the restructuring actions we took during the second quarter of fiscal 2005, which involved the closure of 16 sites. On-site Managed Services revenues of $320,880 grew 6.8% or $20,503, from the prior year due to an increase in new contracts and continued expansion on existing contracts. Customer Services revenues decreased by $25,340, or 2.6%, compared to fiscal 2004, attributable mainly to a decrease in average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. Rental revenue decreased by $8,101, or 13.1%, due primarily to the sale of $38,900 of rental assets to GE on March 31, 2004. Professional Services revenue grew by $1,566, or 3.8%, however was negatively impacted by the sale of two technology service businesses during the second quarter of fiscal 2005. Revenue from consulting, network connectivity services, document strategy assessments and various software solutions, included within Professional Services, increased by 15.8%, compared to fiscal 2004, as a result of our continued focus on providing customers with digital technologies to reduce their costs and improve workflow. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, partially offset by the impact of lease-end sharing activities. As a result, services revenues were positively impacted by $41,444, during fiscal 2005 compared to fiscal 2004.

Finance income and finance interest expense decreased as a result of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during fiscal 2005.

IKON Europe

	2005	2004	Change
Net sales	$225,773	$210,626	7.2%
Services	183,292	168,990	8.5
Finance income	20,530	19,143	7.2
Operating income	22,834	17,379	31.4

Net sales includes a currency benefit of approximately $11,833. Excluding the impact of currency translation, net sales increased by 1.6%. In addition and consistent with our city expansion strategy, European equipment sales increased by 12.4% compared to fiscal 2004 as a result of the success of our Pan European and global account initiatives and successful starts of our two new European offices. The increases in equipment sales were partially offset by decreases in direct supplies sales and technology hardware revenues of 5.6% and 24.1%, respectively.

Services increased as a result of currency benefits of approximately $9,065. Excluding the impact of currency translation, services increased by 3.1% due to an increase in customer services revenues of 9.8% as a result of an increase in copy volumes across Europe.

Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a currency benefit of $971.

Operating income in fiscal 2005 increased due to stronger operational performance and the favorable impact of currency.

Corporate and Eliminations

Corporate and Eliminations, which is not treated as a business segment, is comprised of certain selling and administrative functions including finance, supply chain, and customer service. INA and IE are not presented on a comparative basis because certain administrative costs of INA are included in Corporate and Eliminations, and excluded from the presentation of results of INA, but are included in the presentation of results of IE. Operating losses in Corporate and Eliminations, were $225,456 and $234,174 in fiscal 2005 and fiscal 2004, respectively.

Restructuring and Asset Impairment Charges

During fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and our corporate staff, and Mexico (see Note 4).

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. The exit of BDS was achieved by the closure or sale of 11 North American operating locations. As of June 30, 2005, all of the 11 BDS sites were closed or sold. Proceeds received from the sale of 2 sites were not material. As a result, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 5).

In connection with the exit of BDS, we recorded pre-tax restructuring and asset impairment charges of $1,559 and $37, respectively, during the third quarter of fiscal 2005. For the nine months ended June 30, 2005, pre-tax restructuring and asset impairment charges were $8,653 and $1,331, respectively. The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$790	$3,635
Contractual commitments	189	2,180
Contract termination	580	2,838

Total Restructuring Charge	1,559	8,653
Asset Impairment Charge for Fixed Assets	37	1,331
Other Non-Restructuring Items	(800)	907

Total	$796	$10,891

The severance charge of $790 represents an additional 75 employees identified to be terminated during the three months ended June 30, 2005, for a total of 302 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $297, which are included in “Other Non-Restructuring Items” in the table above. Actual cash collections on outstanding BDS receivables during the third quarter of fiscal 2005 exceeded initial management estimates resulting in a $904 reduction to the existing accounts receivable reserve. These charges (benefits) are included within discontinued operations.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During the second quarter of fiscal 2005, we closed 16 of 82 LDS sites in North America to provide both cost flexibility and savings. No additional LDS sites were closed during the third quarter of fiscal 2005.

As a result of the closure of these sites, we recorded pre-tax restructuring and asset impairment charges of $2,306 and $229, respectively, for the nine months ended June 30, 2005. During the third quarter of fiscal 2005, we recorded a net reduction to the restructuring charge in the amount of $46, as a result of a revision to the number of employees to be terminated offset by additional contractual commitments and contract termination charges. The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$(141)	$1,534
Contractual commitments	75	612
Contract termination	20	160

Total Restructuring Charge	(46)	2,306
Asset Impairment Charge for Fixed Assets	27	229
Other Non-Restructuring Items	(142)	177

Total	$(161)	$2,712

The restructuring charge represents severance of $1,534 for the termination of 157 employees during fiscal 2005. The asset impairment charge of $229 represents fixed asset write-offs. In addition, we wrote-down inventories and other assets by $44 and recorded additional reserves for accounts receivable of $133, which are included in “Other Non-Restructuring Items” in the table above. Revisions to the initial account receivable reserves attributed to the reduction in other non-restructuring items during the three months ended June 30, 2005.

Field Organization and Corporate Staff Reduction

During fiscal 2005, we reorganized our field structure in North America. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we believe we will be able to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,684 representing severance for 385 employees during the nine months ended June 30, 2005. In addition, we recorded fixed asset impairments representing fixed asset write-offs in the amount of $111 during fiscal 2005.

Summarized Restructuring Activity

The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Type of Charge	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Restructuring Charge:
Severance	$289	$13,853
Contractual commitments	264	2,792
Contract termination	600	2,998

Total Restructuring Charge	1,153	19,643
Asset Impairment Charge for Fixed Assets	64	1,671
Other Non-Restructuring Items	(941)	1,085

Total	$276	$22,399

We calculated the asset impairment charges in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The proceeds received for locations sold or held for sale were not sufficient to cover the fixed asset balances, as such, those balances were written-off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred by the IKON North America operating segment.

The following presents a reconciliation of the restructuring and asset impairment charges to the accrual balance remaining at June 30, 2005, which is included in other accrued expenses on the consolidated balance sheet:

	Fiscal 2005 Charge	Cash Payments Fiscal 2005	Non-cash charges Fiscal 2005	Ending Balance June 30, 2005
Severance	$13,853	$7,959		$5,894
Contractual commitments	2,792	767		2,025
Contract termination	2,998	2,197		801
Asset impairments	1,671		$1,671
Other Non-Restructuring Items	1,085		1,085

Total	$22,399	$10,923	$2,756	$8,720

The projected payments of the remaining balances, by fiscal year, are as follows:

Projected Payments	Fiscal 2005	Fiscal 2006	Fiscal 2007	Beyond	Total
Severance	$4,970	$924			$5,894
Contractual commitments	415	788	$352	$470	2,025
Contract termination	801				801

Total	$6,186	$1,712	$352	$470	$8,720

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $3,472 at June 30, 2005. To the extent that sublease income cannot be realized, additional restructuring charges will be incurred in each period in which sublease income is not received.

The employees affected by the charge were as follows:

Headcount Reductions	Employees Affected	Fiscal 2005 Employee Terminations	Remaining Employees to be Terminated at June 30, 2005
BDS	302	(301)	1
LDS	157	(157)
Field organization and corporate staff	425	(385)	40

Total	884	(843)	41

The locations affected by the charge were as follows:

Site Closures	Initial Planned Site Closures	Sites Closed or Sold at June 30, 2005	Change in Estimate of Site Closures	Remaining Sites to be Closed at June 30, 2005
BDS	11	11
LDS	17	16	(1)

Total	28	27	(1)

During the third quarter of fiscal 2005, management determined that one of the 17 LDS sites initially approved for closing will remain in operation. As such, the locations affected by the charge were 16 as of June 30, 2005. We expect all restructuring actions to be completed during the remainder of fiscal 2005. Remaining employees to be terminated at June 30, 2005 represents employees who received notice of termination but were not yet terminated. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts where we have exited certain locations and are required to make payments over the remaining lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.

Financial Condition and Liquidity

Cash Flows and Liquidity

The following summarizes cash flows for the nine months ended June 30, 2005 as reported in our consolidated statements of cash flows:

2005
Cash used in operating activities	$(37,652)
Cash provided by investing activities	273,697
Cash used in financing activities	(420,705)
Effect of exchange rates	1,040

Decrease in cash	(183,620)
Cash and cash equivalents at beginning of the year	472,951

Cash and cash equivalents at end of period	$289,331

Operating Cash Flows

We used $37,652 of cash for operating activities during fiscal 2005, which includes a use of cash of $9,618 from discontinued operations related to our exit from BDS in the second quarter of fiscal 2005. A decrease in accounts receivable positively impacted cash flow from operations by $30,629 as a result primarily of lower receivables from GE from the improvement in funding timing compared to fiscal 2004. Amounts due from GE decreased from $215,740 at September 30, 2004 to $184,183 at June 30, 2005. Net income from continuing operations was $57,792, which excludes the loss from discontinued operations of $11,743, for the nine months ended June 30, 2005. Non-cash operating expenses were $51,666, which includes depreciation, amortization, gain on the divesture of businesses, provision for losses on accounts and lease receivables, asset impairment charges, restructuring charges, deferred income taxes, pension expense, loss from the early extinguishment of debt, and non-cash interest expense on debt supporting unsold residual value. Increased inventory levels compared to September 30, 2004, resulted in a cash use in operations of $6,621 during fiscal 2005 due to a large inventory purchase during June 2005. However, inventory turns increased to 10.7 at June 30, 2005 from 9.6 at September 30, 2004. Our most significant use of cash was a decrease in accounts payable, deferred revenues, and accrued expenses of $155,979 from September 30, 2004, due mainly to a decrease in accounts payable as a result of less favorable terms with some of our vendors compared to September 30, 2004. Accrued salaries, wages and commissions decreased as a result of the timing of the payroll cycle and the payment of fiscal 2004 performance compensation during fiscal 2005. In addition, during fiscal 2005 we made net federal tax payments of $47,109. In addition, during fiscal 2005, we made contributions to the U.S. defined benefit plan of $42,604. During fiscal 2005, we made $5,849 of payments related to our 2005 restructuring actions.

Investing Cash Flows

During the nine months ended June 30, 2005, we generated $273,697 of cash from investing activities, mainly attributable to the sale and collection of $188,956 and $398,448, respectively, of our finance receivables partially offset by $277,560 of finance receivable additions during fiscal 2005. As a result of the Transactions, collections received from our U.S. retained lease portfolio will continue to significantly outpace finance receivable additions. During the nine months ended June 30, 2005, we had capital expenditures for property and equipment of $22,091 and capital expenditures for equipment on operating leases of $36,151. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of property and equipment during fiscal 2005 were $2,308. Proceeds from the sale of equipment on operating leases during fiscal 2005 were $14,165. During fiscal 2005, we received $5,330 of proceeds from the sale of businesses, primarily in the form of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction. In addition, we sold substantially all of our operations in Mexico and sold two small subsidiaries that provided technology equipment and services to customers.

Financing Cash Flows

During the nine months ended June 30, 2005, we used $420,705 of cash for financing activities. As discussed in further detail below under “Debt Structure,” during fiscal 2005 we used $397,649 for debt payments. These payments include the maturity of $56,659 of the 6.75% notes due 2004 (the “November 2004 Notes”) that were paid in November 2004, $289,037 of lease related debt, and $44,925 of our Convertible Notes which we repurchased for $45,938. During fiscal 2005,

$19,339 of lease related debt was issued by our European leasing subsidiaries. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superseding the fiscal 2000 share repurchase authorization. During the nine months ended June 30, 2005, we repurchased 3.1 million shares of our outstanding common stock for $34,240 (including related fees paid), leaving $138,328 remaining for share repurchases under the 2004 Plan.

During the nine months ended June 30, 2005, we paid $16,889 of dividends, representing $0.12 per common share to shareholders of record.

Debt Structure

Long-term corporate debt consisted of:

	June 30, 2005	September 30, 2004
Bond issues	$354,828	$411,423
Convertible subordinated notes	245,075	290,000
Notes payable	94,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	3,454	8,622

	698,192	804,880
Less: current maturities	3,446	63,023

	$694,746	$741,857

Long-term debt supporting finance contracts and unsold residual value (“Non-Corporate Debt”) consisted of:

	June 30, 2005	September 30, 2004
Lease-backed notes	$408,269	$683,086
Asset securitization conduit financing	127,537	129,668
Notes payable to banks	10,397	3,868
Debt supporting unsold residual value	51,152	46,187

	597,355	862,809
Less: current maturities	333,848	439,941

	$263,507	$422,868

Excluded from above is $3,982 of our corporate debt that has been reclassified to liabilities held for sale on the Consolidated Balance Sheets as a result of the sale of our French operating subsidiary during the fourth quarter of fiscal 2005 (see Note 16 to the Condensed Consolidated Financial Statements (Unaudited)).

Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.

Debt Supporting Finance Contracts

During the nine months ended June 30, 2005, we repaid $289,037 and issued $19,339 of debt supporting finance contracts.

As of June 30, 2005, IKON Capital PLC, IKON’s leasing subsidiary in the United Kingdom, had approximately $26,080 available under its asset securitization conduit financing agreement.

Debt Supporting Unsold Residual Value

Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value on leases in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the other lease syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. During the three year period ending September 30, 2004, total repurchases of lease receivables related to our service performance failures have amounted to approximately $504 on a cumulative basis.

In addition, we transferred lease receivables to GE for which we have retained all of the risks of ownership. A corresponding amount of debt was recorded representing the cash received from GE for these receivables.

As of June 30, 2005, we had $36,763 of debt related to $35,692 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet. During fiscal 2005, we imputed interest at our average borrowing rate of 3.73% and recorded $432 of interest expense related to this debt. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of June 30, 2005, this differential was $1,071.

In addition, we have $14,389 of debt related to equipment on operating leases which have been funded by GE.

Credit Facility

We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $165,658 at June 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes payable due 2008.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility does not, however, limit our ability to continue to securitize lease receivables. The Credit Facility matures on March 1, 2008, but is subject to certain early maturity events in November 2006, January 2007, and April 2007 if our Convertible Notes have not been converted to equity or refinanced or minimum liquidity is not met as of such dates. Minimum liquidity is defined as having sufficient cash, including any unused capacity under the Credit Facility, to repay the balance of the Convertible Notes plus an additional $100,000. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Under the terms of the Credit Facility, share repurchases are permitted in an aggregate amount not to exceed $250,000 during the period of July 28, 2004 through March 1, 2008. From July 28, 2004 through September 30, 2005, share repurchases are permitted in an aggregate amount not to exceed $150,000. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of June 30, 2005, $84,973 of the $150,000 allowance was utilized. Additionally, the Credit Facility contains default provisions customary for facilities of this type.

Letters of Credit

We have certain commitments available to us in the form of lines of credit and standby letters of credit. As of June 30, 2005, we had $171,724 available under lines of credit, including the $165,658 available under the Credit Facility and had open standby letters of credit totaling $34,342. These letters of credit are primarily supported by the Credit Facility. All letters of credit expire within one year.

Credit Ratings

As of June 30, 2005, the credit ratings on our senior unsecured debt were designated Ba2 by Moody’s Investor Services and BB by Standard and Poor’s. During the third quarter of fiscal 2005, Moody’s Investor Services and Standard and Poor’s moved the Company’s credit ratings from stable outlook to negative outlook.

Liquidity Outlook

The following summarizes our significant contractual obligations and commitments as of June 30, 2005:

	Total	Payments due
Contractual Obligations		Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
Corporate debt	$1,272,456	$50,731	$418,500	$53,196	$750,029
Non-Corporate debt	565,326	344,069	220,506	751
Purchase commitments	699	699
Other long-term liabilities	178,859	3,840	54,174	49,759	71,086
Operating leases	351,559	98,912	131,626	62,030	58,991

Total	$2,368,899	$498,251	$824,806	$165,736	$880,106

Non-Corporate Debt excludes the maturity of debt supporting unsold residual value of $36,763. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. During the three year period ending September 30, 2004, total repurchases of lease receivables related to our service performance have amounted to approximately $504 on a cumulative basis. In addition, Non-Corporate Debt excludes $14,389 of debt related to equipment on operating leases which have been funded by GE. Maturities of debt include estimated interest payments. Maturities of lease-backed notes are based on the contractual maturities of leases. Payments on Non-Corporate Debt are generally made from collections of our finance receivables. At June 30, 2005, Non-Corporate Debt (excluding debt supporting unsold residual value) was $546,203 and finance receivables, net of allowances, were $875,584.

In addition, corporate debt payments include $4,194 of principal and interest payments on corporate debt reclassified to assets held for sale on the consolidated balance sheets as a result of the sale of our French operating subsidiary in the fourth quarter of fiscal 2005.

Other long-term liabilities exclude $28,288 of accrued contingencies due primarily to the inability to predict the timing of payments. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($35,273), as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions.

Purchase commitments represent future cash payments related to an agreement with an outside consultant to be rendered prior to June 30, 2005.

We may repurchase available outstanding indebtedness in open market and private transactions. Additionally, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During fiscal 2005, we repurchased 3,109 shares of our outstanding common stock for $34,098, leaving $138,328 remaining for share repurchases under the 2004 Plan. Under the terms of the Credit Facility, share repurchases are permitted up to $150,000 until September 2005. Beginning on October 1, 2005, we are permitted to repurchase (a) shares and pay dividends in an aggregate annual amount not to exceed 50% of our annual net income, plus (b) that portion of the $150,000 allowance that we did not utilize prior to October 1, 2005. As of June 30, 2005, $84,973 of the $150,000 allowance was utilized.

For fiscal 2005, we expect to generate (use) $25,000 to $(25,000) in cash from operations. These expected results are primarily due to the payment of tax obligations related to the retained U.S. leasing portfolio which we will continue to pay over the next several years as the underlying leases run-off. We expect to make tax payments of approximately $90,000 to $100,000 during fiscal 2005. We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities during the transition period, as well as the obligations for the underlying debt supporting the lease receivables. Capital expenditures, net of proceeds from the sale of fixed assets, are expected to be approximately $75,000 for fiscal 2005.

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

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4,” (“SFAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recorded as current-period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact that SFAS 151 will have on our financial position and result of operations.

In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R (Revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after June 15, 2005. On April 15, 2005, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, which amends the compliance dates for SFAS 123R. As a result, we are required to adopt the provisions of SFAS 123R beginning in the first quarter of fiscal 2006. When measuring the fair value of theses awards, companies can choose from two different pricing models that appropriately reflect their specific circumstances and the economics of their transactions. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R. Additional information regarding the pro forma impact of expensing stock options is presented above.

In December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact that FIN 47 will have on our financial position and result of operations.

In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Debt supporting finance contracts is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2004 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on July 8, 2005.

Foreign Exchange Risk. We have various non-U.S. operating locations which expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005 pursuant to SEC Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is properly recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that because of the material weakness in internal controls described below as of the evaluation date, our disclosure controls and procedures were not effective, to give reasonable assurance that information we must disclose in reports filed with the SEC is properly recorded, processed, and summarized, and then reported within the time periods specified in the rules and forms of the SEC.

Internal Controls Over Financial Reporting

We are currently documenting, and evaluating the design effectiveness of and testing the internal controls of our significant processes over financial reporting, as required by Section 404 of the Sarbanes–Oxley Act (“SOX 404”), in order to allow our management to report on our internal controls over financial reporting. The evaluation and testing requires significant costs and management time. We restated our financial results as of September 30, 2004 and 2003, and for the three years ended September 30, 2004 and the first quarter of fiscal 2005 as reported in Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on July 8, 2005 (the “2004 10-K/A), and Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed with the SEC on July 8, 2005 (the “Q1 2005 10-Q/A”), respectively. For a discussion of the individual restatement adjustments, see “Item 1. Financial Statements—Note 2. Restatement of Previously Issued Financial Statements” (the “Restatement Footnote”) as well as the 2004 10-K/A and Q1 2005 10-Q/A for the three months ended December 31, 2004.

During the quarter ended June 30, 2005, General Electric Capital Corporation (“GE”) acted as servicer for the portion of the U.S. lease asset portfolio retained by IKON under the U.S. Transaction and provided periodic reporting with respect to both the serviced and originated lease portfolios. Both the U.S. Program Agreement and the Canadian Rider contain audit right provisions that require, upon our request, GE’s external auditors to perform certain audit procedures and issue annual and quarterly reports to us relating to GE’s servicing of such portfolios (“Servicing Controls”), including a Type II Statement on Auditing Standards (“SAS”) 70 Report relating to the Servicing Controls. The audit rights and Type II SAS 70 Report are designed to inform us of any identified weakness relating to the Servicing Controls and to provide us with an opportunity to review and understand such findings in advance of our fiscal year reporting requirements. We believe that such audit rights and the Type II SAS 70 Report are reasonably designed to confirm that the objectives of the Servicing Controls are met.

As reported in our 2004 10-K/A and Q1 2005 10-Q/A, and as described in the Restatement Footnote, in the second quarter of fiscal 2005 our management identified a deficiency in our internal controls that existed in the second quarter of fiscal 2005 and for several prior periods relating to the processes and timeliness by which we issue and adjust certain invoices. In connection with these developments, we concluded that certain trade accounts receivable were overstated due to billing errors (the “Billing Matter”). The Billing Matter does not affect receivables arising from Mexican operations, receivables owing from GE under our leasing relationship with GE, or receivables arising under our Legal Document Services and Business Document Services businesses.

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

We have a complex billing process that is performed in several locations using multiple billing platforms. The process requires the proper initiation of a customer master record and contract to ensure consistent billing of monthly charges. Additionally, our collection of accurate meter readings from equipment is critical in order to ensure the generation of a proper bill to our customers. We are undertaking several efforts to remediate our billing errors, including:

•	realigning responsibilities to ensure direct accountability for all customer billing;

•	synchronizing service contract initialization and termination with equipment installation and removal;

•	creating a quality assurance function to audit contract set-up and termination;

•	improving our meter reading collection process and reducing reliance on meter estimates; and

•	standardizing our issue resolution process across IKON.

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

In addition to the matters described above, we have identified other deficiencies that we have remediated or are in the process of implementing remediation plans. We are continuing to document, review and evaluate the design effectiveness of the internal controls over financial reporting and are executing our testing plan of such controls and procedures as required under SOX 404. Consequently, we may identify additional areas where disclosure and corrective measures are advisable or required. We have assigned the highest priority to the short- and long-term correction of the internal controls deficiencies that have been identified and are taking the steps necessary to strengthen our internal controls and to address their deficiencies.

Other than the internal controls issues and corresponding corrective actions discussed above, our Chief Executive Officer and Chief Financial Officer have each confirmed that there have been no changes in internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

In light of the Billing Matter, we performed additional analysis and other post-closing procedures to ensure our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, we did not purchase any of our common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the Principal Financial Officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: August 4, 2005

By:	/s/ ROBERT F. WOODS
(Robert F. Woods) Senior Vice President and Chief Financial Officer (Principal Financial Officer)