Form 10-K
period 2005-09-30
IKON OFFICE SOLUTIONS INC
filed 2005-12-09
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
70 Valley Stream Parkway Malvern, Pennsylvania (Address of principal executive offices)	19355 (Zip Code)
Registrant’s telephone number, including area code:
(610) 296-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value (with Preferred Share Purchase Rights)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑*          No ☐
      If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $1,378,818,365 based upon the closing sales price on the New York Stock Exchange Composite Tape of $9.89 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.
      The number of shares of common stock, no par value, of the registrant outstanding as of December 7, 2005 was 133,157,060.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
DOCUMENTS INCORPORATED BY REFERENCE
      Part III — Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders

*	The registrant is voluntarily providing this disclosure as the registrant notes that such disclosure only applies to Annual Reports on Form 10-K relating to fiscal years ending on or after December 1, 2005.

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
      IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following: growth opportunities, productivity and infrastructure initiatives; earnings, revenue, cash flow, margin and cost-savings projections; the effect of competitive pressures on equipment sales; expected savings and lower costs from our restructuring programs and productivity and infrastructure initiatives; our ability to repay debt; our ability to remediate deficiencies in the processes and the timeliness with which we issue certain invoices; the run-off of our retained U.S. lease portfolio; developing and expanding strategic alliances and partnerships; the implementation of an enterprise-wide information technology platform in our North American and European markets; anticipated growth rates in the digital monochrome and color equipment and Enterprise Services businesses; the effect of foreign currency exchange risk; the anticipated benefits of operational synergies related to business division integration initiatives; and our ability to finance current operations and growth initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
      The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to:

•	risks and uncertainties relating to conducting operations in a competitive environment and a changing industry;

•	risks and uncertainties associated with existing or future supplier relationships;

•	risks and uncertainties associated with our relationship with General Electric Capital Corporation (“GE”);

•	our ability to finance current operations and growth initiatives;

•	our ability to improve operational efficiency and reduce our administrative costs;

•	risks associated with new technologies;

•	our ability to have effective internal control over financial reporting;

•	risks associated with the implementation of an enterprise-wide information technology platform in our North American and European markets, our infrastructure and productivity initiatives; and

•	economic, legal and political issues associated with international operations.

The intense competition in our industry could result in reduced profitability and loss of market share for us.
      We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, Global Imaging Systems, Océ/ Imagistics and Danka. Our competitors may be positioned to offer and perform under more favorable product and service terms, resulting in reduced profitability and loss of market share for us. Some of our competitors, such as Canon,

Ricoh, Konica Minolta and HP, also supply us with the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve, expand into additional product and services offerings and successfully perform complex Enterprise Services transactions, including hardware and software technology integrations, connectivity services, assessments and software solutions. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

A deterioration in our relationships with our suppliers or in the financial condition of our suppliers could adversely affect our liquidity, financial position and results of operations.
      Our access to equipment, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers, including Canon, Ricoh, Konica Minolta, EFI and HP, on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of, our significant suppliers, including some of our competitors, could have an adverse impact on our ability to generate equipment sales and to provide maintenance services. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software suppliers, including Captaris, EMC (Documentum) and Kofax. As our relationships with software suppliers become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software suppliers, or pose a risk of loss in market share due to diminished software offerings. Any change in one or more of these suppliers’ willingness or ability to continue to supply us with their products could have an adverse impact on our liquidity, financial position and results of operations.

Our liquidity, financial position and results of operations are dependent on our relationship with GE.
      During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. Prior to our arrangement with GE, a significant portion of our profits was derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases funded by GE. Our right to receive a portion of these fees will end as of March 31, 2009, which is the end of the initial five-year term of our U.S. lease program agreement. Our ability to generate on going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in an adverse effect on our liquidity, financial position and results of operations.
      Our lease program agreements with GE may be renewed by us at the end of the initial five-year term for a subsequent three- or five-year period, but there are no assurances that the agreements will be extended after the expiration of such subsequent period. In addition, GE could terminate the agreements before their expiration for material breach or upon a material adverse change of our company (including an event of default under certain indebtedness of IKON). If GE were to no longer provide financing to our customers, we would likely try to arrange alternative financing arrangements on similar terms, or provide financing ourselves. If we were unable to either arrange financing on similar terms or provide financing ourselves, some of our customers might be unable or unwilling to purchase equipment from us, which could have an adverse effect on revenues. In addition, the early termination or non-extension of our agreements with GE could adversely impact our liquidity, financial position and results of operations.

Our failure to comply with any material provisions of our secured credit facility could have a material adverse effect on our liquidity, financial position and results of operations.
      We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at September 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income, and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
      The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.

Our failure to improve our operational efficiency and reduce our administrative costs could have a material adverse effect on our liquidity, financial position and results of operations.
      Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and improve our operational efficiency. Our initiatives include conversion to a common enterprise-wide information technology platform, billing process improvements to ensure the timeliness and accuracy of our customer invoices, and the reduction of administrative costs at every level of the Company. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.

New technologies may affect our operations, and failures in the transition to new technologies could adversely affect our business.
      The document management solutions industry is a rapidly changing environment. Our business would be adversely affected if we or our suppliers failed to anticipate which products or technologies will gain market acceptance or if we cannot sell such products at competitive prices. Significant technological changes in our industry may have ramifications that may not be foreseen. We cannot be certain that manufacturers of popular products, some of which are also our competitors, will permit us to market their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture their own products rather than relying on third parties, those competitors may have a competitive advantage over us. In addition, new products containing new technology may replace or compete with existing products placed by us or may be sold through other channels of distribution.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our business, brand and operating results could be harmed or we could fail to meet our reporting obligations.
      Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to address the risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports, our business, brand and operating results could be harmed. During fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue certain invoices and, as a result, implemented processes designed to fairly present our financial statements. Errors resulting from these deficiencies (collectively, the “Billing Matter”) required us to restate certain of our previously issued financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, and management has determined that the Billing Matter constitutes a material weakness in our internal control over financial reporting. We have also identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations. For example, in light of the Billing Matter, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 9A, “— Controls and Procedures”). Billed revenue and the related accounts receivable are reduced based on estimates derived by a statistically valid analysis of historical data to mitigate the financial impact of the Billing Matter. Changes to these estimates could have a material effect on our financial position and results of operations.

We continue to implement substantial changes to our information systems. These actions could disrupt our business.
      We are in the process of implementing a common information technology platform, primarily based on the Oracle E-Business Suite, in all of our markets in North America and Europe. This implementation and related actions have required us to make substantial modifications to our information technology systems and business processes, including our billing systems, and contributed to certain control deficiencies identified in connection with the Billing Matter. We cannot provide assurance that we will successfully implement our information systems and business processes. Any disruption could have an adverse effect on our liquidity, financial position and results of operations.

Added risks are associated with our international operations.
      Our future revenues, costs of operations and net income could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

PART I

Item 1.	Business
      We deliver integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) to GE in the U.S. and Canada, respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise. The address of our principal executive offices is 70 Valley Stream Parkway, Malvern, Pennsylvania 19355 (telephone number: 610-296-8000).
      We primarily distribute equipment made by Canon, Ricoh, Konica Minolta, EFI, and HP. We do not enter into long-term supply contracts with our suppliers and we have no current plans to do so in the future. Our customers primarily include large and small businesses, professional firms, and local, state, and federal governmental agencies.
      In fiscal 2005, we generated $4.4 billion in revenues from continuing operations and income from continuing operations of $73.2 million, or $0.51 per diluted common share (see Item 7, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
Strategy Overview
      Our primary strategy is to integrate imaging systems and services to help businesses manage document workflow and increase the functionality and efficiency of their document workflow strategies. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

Operational Leverage. We are focused on reducing our cost structure to improve profitability. Our initiatives include a conversion to a common enterprise-wide information technology platform, billing process improvements designed to assure the timeliness and accuracy of our customer invoices, and the reduction of administrative costs. We are also using the Six Sigma methodology, which is designed to eliminate process defects from the customer’s perspective, to simplify and streamline processes in other areas of our business (see “— Efficiency Initiatives”). In addition, we are focused on continued cost reductions at every level of the Company, including administrative and real estate costs and employee benefits expenses.

Another element of operational leverage is organizational development. We will continue to invest in development opportunities across the Company and strive to achieve best practices in organizational vitality, diversity, sales force engagement, and new leader assimilation.

Growth and Expansion. We believe that generating core and related market growth are the two primary drivers of enhanced market leadership. Within our core markets, we are targeting the mid-market to leverage the scope and reach of our sales and service capabilities across North America and

Western Europe. This target market accounts for a meaningful portion of our revenue and remains an essential part of our business. Additionally, we are investing in sales force effectiveness initiatives. We continue to direct our business mix toward higher growth areas such as color and high-volume equipment, professional services and outsourcing relationships. To improve aftermarket supplies and maintenance revenues, we are investing in market-share strategies that are designed to increase unit placements and result in the higher margins associated with post-sales revenue.

We have added resources dedicated to securing relationships in our National Accounts target market, which includes companies in the Fortune 500 and other large global and private companies. Our customers in this market represent a wide range of industries, including healthcare, financial services, retail and manufacturing.

In terms of related expansion, our two principal focus areas are Enterprise Services and Europe. Within Enterprise Services, we will seek to ensure that our products and services portfolio is customer-focused, services-centric, and flexible. We will continue to lead with document strategy assessments, and leverage the strength of our combined services offerings to cross-sell in existing accounts and add new customers. With our portfolio of document management solutions, Enterprise Services delivers document management solutions that address the specific document challenges of both office and production environments. In Europe, we will continue to expand into related markets to extend our reach through our City Expansion Strategy, targeting major markets with substantial opportunity for growth, and Pan European Account Program, focusing on large, multi-national accounts. We will also seek to leverage our Enterprise Services strategy to drive new business across Europe.

Capital Structure. Over the last several years, we have focused on maximizing cash flow, reducing debt and reducing outstanding shares of our common stock by implementing initiatives to enhance our profitability. We have reduced corporate debt (which does not include debt attributable to our finance business) from $804,880 at September 30, 2004 to $729,293 at September 30, 2005. In addition, during fiscal 2005, we repurchased 8,453 shares of our common stock for $86,943. The sale of a portion of our North American lease portfolio in March 2004 generated a significant amount of cash and enabled us to reduce the financing risk inherent in a captive leasing business. We are focused on cash generation through reductions in our working capital, in particular the reduction of our accounts receivable balance, through improvement in our billing processes and increasing the efficiency of our processing of new leases funded by GE. We believe these working capital improvements, combined with growth in our targeted revenue streams and reductions in administrative costs, will be catalysts for future cash flow generation.

General Business Developments
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

Business Division Integration. Beginning in fiscal 1999, we created our reporting units, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our Business Services, Managed Services, and captive finance subsidiaries. Our Business Service offerings include traditional copiers, printers, MFP technologies, and other office equipment and services. Managed Services includes the management of our customers’ mailrooms, copy centers, and general administrative facilities, as well as off-site managed services through legal document services (see “— Product and Service Offerings”).

During the past several years, we have focused on developing and growing INA and IE by enhancing our growth platforms and de-emphasizing the sale of lower-margin technology services, hardware, and software in North America and Europe. Through our captive finance subsidiaries, we arranged lease financing primarily for equipment marketed by us. In fiscal 2004, we entered into the U.S. Program Agreement and the Canadian Rider to enable GE to provide lease financing for equipment marketed by us in the U.S. and Canada, including copiers, fax machines, and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh. In addition, in fiscal 2005, we announced the consolidation of our three U.S. regions into two regions in order to continue to centralize and streamline our operational structure.

Operations Integration and Enhancements. As we have integrated our business divisions over the past several years, we have taken actions to centralize and consolidate a variety of operational functions, including: (i) integrating and consolidating our financial and accounting functions into shared service centers; (ii) establishing customer care centers; and (iii) developing a national supply chain organization to leverage our buying power with suppliers and streamline our distribution and inventory management processes. We have aligned the service and sales functions of our marketplace activities and have implemented a sales coverage model to align our sales professionals with the right opportunities to effectively manage their territories (see “— Efficiency Initiatives”).

Product Transition. Virtually all of the new office equipment we distribute represents digital technology (as compared to analog), which has the ability to communicate across a network, enabling work to be performed collaboratively and often eliminates the distinction between traditional copiers, fax equipment, and printers. We have continued to focus on the distribution of color products and digital multifunction office equipment that enable our customers to print, copy, scan, and fax, from one device. We believe that the office equipment market will continue to change with the increasing acceptance of black and white multifunction and color technology and that the manufacturers of the products we distribute will continue to focus on developing and manufacturing these products. The evolution of digital technology has allowed our suppliers to develop high-end segment 5 and 6 equipment (equipment with output speeds in excess of 69 pages per minute) and color products. We have pursued opportunities to market these high-end products. During fiscal 2005, sales of high-end equipment and color products represented approximately 42% of our office equipment revenues in North America.

Equipment Financing. During fiscal 2004, we sold certain of our assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. Prior to our arrangement with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases funded by GE. Our right to receive a portion of these fees will end as of March 31, 2009, which is the end of the initial five-year term of our U.S. lease program agreement.

Segments
      Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.
      Revenue and profit information about our reportable segments in accordance with SFAS 131 is presented on pages 79 through 82 of this report. Additional financial data and commentary on financial results for operating segments are provided on pages 32, 33, 34, 38, and 39 of this report and in Note 15 to the consolidated financial statements appearing under Item 8 of this report.
      INA and IE provide copiers, printers, MFP technologies, color solutions, and a variety of document management service capabilities through Enterprise Services.

Board of Directors and Management Transitions
      Board of Directors. During fiscal 2005, Marilyn Ware, who served as a member of our Board of Directors since 2000, decided not to stand for re-election at our Annual Meeting of Shareholders held on February 23, 2005. The Company would like to thank Ms. Ware for her significant contributions to the Board of Directors and the Company.
      Management. In March 2005, we announced the appointment of Jeffrey W. Hickling to the position of Senior Vice President of Operations, and Mark A. Hershey to the position of Senior Vice President, General Counsel and Secretary.
Sales and Service Organizations
      Our sales and service organizations are aligned geographically, with support functions centralized at the headquarters or operations level. Our sales coverage model is intended to align our sales professionals with customer opportunities for our product and services offerings. Our primary sales model uses a tiered approach for deploying sales teams and assigns coverage for each geographic territory and for specific major and National Accounts. This model is supplemented by our Integrated Selling Model, our outsourced teleweb sales support initiative, providing a team approach to improve sales productivity and coverage. Our sales professionals are supported by specialists in color, high volume, outsourcing, and technology applications. The coverage plan works together with our sales compensation plan, which provides incentives to help ensure that efforts in the field are aligned with our strategic goals. Sales personnel turnover is common in the industry and we continue to make considerable efforts to attract and retain qualified sales personnel.
      We have a service force of over 15,000 employees, including over 6,000 customer service technicians and support resources. Our service force is continually trained on our new products through our suppliers and our learning organization, IKON University. We are able to provide a consistent level of service in the countries in which we do business because members of our service force cover both metropolitan and rural areas and we generally do not rely on independent local dealers for service.
Product and Services Offerings
      We integrate products and services to manage document workflow and increase functionality and efficiency for our customers.
      Our current products and services portfolio includes:

Digital Copying and Printing. Sales, integration, and support of an array of digital copiers, MFPs, printers and print controllers for network and production copying and printing, including products from suppliers such as Canon, Ricoh, Konica Minolta, EFI, and HP.

Enterprise Services. Sales, integration, and support of our customizable products and services portfolio for every phase of the document lifecycle (i.e., the document capture, workflow, output, and retention phases) to enhance the ability of customers to achieve greater cost savings, increased efficiency, and integrated document management capabilities by leveraging the services offered through Professional Services, Managed Services, and Customer Services.

Professional Services. A team of Professional Services analysts perform document strategy assessment services to examine critical documents and workflow, and suggest improved methods of managing document capture, workflow and output to increase efficiency and productivity. Professional Services also includes the installation, configuration, and connectivity of digital network devices and document management software and solutions, as well as end user training, application customization and help desk services.

Managed Services. Includes on-site facilities management and Legal Document Services.

•	On-site Facilities Management. On-site fleet management of equipment and turnkey copy center and mailroom management solutions that blend equipment, staff, service, and supplies to maximize resources, minimize costs, and improve customer operations.

•	Legal Document Services. Specialized document management solutions for the legal industry, addressing the requirements of law firms and corporate counsel, including litigation reprographics, document imaging, coding and conversion services, legal graphics, and electronic discovery.

Customer Services. Preventative maintenance and service support for office equipment.

Lease Financing. Equipment lease financing to our North American customers mainly through the U.S. Program Agreement and Canadian Rider. Equipment lease financing is offered to our European customers through our captive finance subsidiaries in Europe.
      We are in the midst of a rapidly changing and competitive industry. We recognize the shifts taking place in our industry and we have been positioning ourselves to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading suppliers to expand and enhance our products and services portfolio.
      During fiscal 2005, we continued to strengthen our product mix by moving toward higher-end black and white and color solutions. We offer a range of high volume black and white systems from Canon and Ricoh in speeds up to 150 pages per minute with the Canon imageRUNNER 150. In October 2005, we expanded our relationship with Konica Minolta and launched the IKON PrintCenterProtm 1050, a 105 page-per-minute monochrome device, giving IKON customers a strong solution in the mid-production area. Our color portfolio includes dedicated color systems from Canon, along with a range of color capable black and white devices from Canon and Ricoh. During fiscal 2005, we launched the high-speed digital color printer/copier systems, the IKON CPPtm 500 and IKON BusinessProtm 500c, successors to the IKON CPPtm 8050 and the IKON CPPtm 8050e. These product offerings utilize certain new technology of Konica Minolta to provide customers with high-quality and high-performance color output. Placements of this equipment are also a key building block to developing growth opportunities in our various service offerings. In fiscal 2005, we also established a relationship with Creo, and began offering the IKON PowerProtm 500 — an important second controller option for the IKON CPP 500, as Creo maintains the second largest share position in color controllers.
      Our integrated solutions portfolio includes software solutions and enablers from leading technology providers: EMC (Documentum) for content management software; Kofax and eCopy for information capture applications; Captaris for enterprise fax management and distribution solutions; Notable Solutions (including IKON DocSendtm) for distributed capture and document workflow systems; EFI for web submission and workflow tools; Equitrac for document accounting solutions; IBM, Westbrook Technologies, and Laserfiche for information storage and archival; Creo for printer controller technologies; and Objectif Lune and Solimar Systems for output and distribution software. The portfolio also features IKON-exclusive solutions such as IKON PowerPresstm, a front-end system designed to streamline document workflows; IKON PowerPorttm a front-end system that translates disparate data streams, enabling open-architected printing and protecting customer technology investments; and IKON DocSendtm, a document capture and delivery system that converts hard copies to digital files for easy delivery or storage.
Efficiency Initiatives
      We continued to invest in new market opportunities and to streamline our infrastructure during fiscal 2005. These investments and efficiency initiatives are aimed at making us more profitable and competitive in the long-term.
      Remediation of the Billing Matter continues to be a key priority for IKON. In fiscal 2005, we added billing directors to our Customer Care Centers in the U.S., and aligned our billing teams to specific geographic areas and customers, to drive accountability for timely and accurate billing. We will continue to invest in billing process improvements in fiscal 2006. We also continued to implement our common information technology platform, which is based primarily on the Oracle E-Business Suite, in our markets in North America and Europe. In fiscal 2006, we will continue to allocate resources to the ongoing implementation of our common information technology platform. In fiscal 2005, we continued to utilize the Six Sigma methodology to drive increased customer satisfaction and process improvement.
Customers
      Our customer base is broad and diverse, consisting of approximately 500,000 organizations consisting of global and national companies, including approximately 100 of the Fortune 500 companies, major regional companies, mid-size businesses, professional services firms and local, state, and federal government agencies. Except as discussed below, no single customer accounted for more than 10% of our revenues during fiscal 2005. We do, however, have certain major customers. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.
      While we sell equipment to GE in the U.S. and Canada, as the case may be, in connection with the leasing transactions contemplated by the U.S. Program Agreement and Canadian Rider, respectively, GE is not the intended end user of the equipment. In these transactions, GE is the equipment lessor to the end user. Accordingly, we do not consider GE to be a “customer,” despite the fact that we recognize revenue from these equipment sales to GE. During fiscal 2005, approximately 78% of our revenues were attributed to equipment sales to GE in North America in connection with our lease program relationship.
Suppliers and Inventory
      Our business is dependent upon our relationships with our primary suppliers and our ability to continue to purchase products from these suppliers on competitive terms. The products we distribute are purchased from numerous domestic and international suppliers, primarily Canon, Ricoh, Konica Minolta, EFI, and HP. We also rely on our equipment suppliers for parts and supplies (see “— General Business Development” and “— Product and Service Offerings”).
      We conduct our business in reliance upon our continuing ability to purchase equipment, supplies, and parts from our current suppliers pursuant to authorized retail dealer and wholesale agreements. However, we do not enter into long-term supply contracts with these suppliers and we have no current plans to do so in the future.
      Many of our operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2005, inventories accounted for approximately 14% of our current assets, which we believe is consistent with general industry standards.
Proprietary Matters
      We have a number of trademarks, trade names, service marks, and other marks containing the word “IKON,” which we use in conducting our business. Other than the “IKON Office Solutions” and other marks containing the word “IKON” and their related marks, we do not believe that any single name, trademark, trade name, or service mark is material to our businesses taken as a whole. Further, we have a policy of protecting our proprietary rights, including mandating the execution of confidentiality agreements whenever there is a potential transaction through which we may disclose confidential or proprietary information, and/or license or permit the use of any of our marks. However, any of our proprietary rights could be challenged, invalidated, or circumvented. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Environmental Regulation
      We are presently engaged in distribution and services businesses that do not generate significant hazardous wastes. Some of our distribution facilities have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position, or results of operations.
      We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage, and other responsible parties, management does not believe that our obligations to remediate these sites would have a material adverse effect on our liquidity, financial position, or results of operations. See Item 3 below for additional information.
Employees
      At September 30, 2005, we had approximately 26,000 employees. We believe that our relations with our employees are good. Some of our employees in Western Europe and Mexico are members of labor unions.
Competition
      The competitive marketplace is highly fragmented, characterized by many small local and regional competitors and a few large national competitors. A number of companies worldwide with significant financial resources and customer relationships compete with us to provide similar products and services. INA and IE provide substantially similar products and services and compete directly against companies such as Xerox, Pitney Bowes, Global Imaging Systems, Océ/Imagistics and Danka. INA and IE also compete against certain of their significant suppliers, such as Canon, Ricoh, Konica Minolta, and HP. In addition, INA and IE compete against smaller local independent office equipment distributors.
      We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. In order to remain competitive, we must improve our products and services portfolio by obtaining from our suppliers new products and services, periodically enhancing our existing products and services, and continually striving to improve our technology, performance, quality, reliability, distribution, customer service, and support. Our future performance is largely dependent upon our ability to compete successfully in our currently-served markets and to expand into additional markets and product and services offerings. We believe that our continued focus on the needs of our customers, our ability to consistently deliver superior service and support, and our strong customer relationships will distinguish us from our competitors.
Foreign Operations
      We have operations in Western Europe, Canada, and Mexico. Approximately 18% of our revenues from continuing operations are derived from our international operations, and approximately 76% of those revenues are derived from the United Kingdom and Canada. Our future revenues, costs of operations, and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements, and local tax issues. For example, significant currency fluctuations in the Canadian Dollar, British Pound, or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies. Information concerning our revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2005 is set forth in Note 15 to the consolidated financial statements (included on pages 79 through 82 of this report). Revenues from exports during the last three fiscal years were not significant.
Availability of SEC Reports
      Our website is located at www.ikon.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available, without charge, under the “Investor Relations” section of our website as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (the “SEC”).
      Our SEC filings are available at the SEC’s website at www.sec.gov. In addition, you can read and copy our SEC filings at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York, 10005. You may also read and copy any materials that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C., 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room.

Item 2.	Properties
      At September 30, 2005, we owned or leased approximately 450 facilities in North America and Western Europe, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 5.7 million square feet.

Item 3.	Legal Proceedings
      We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,710 and $7,928 as of September 30, 2005 and September 30, 2004, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.
      The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities. We have not recorded any potential third party recoveries. Cost sharing arrangements are in-place with other potentially responsible parties at sites located in Wallingford, Connecticut, Rockford, Illinois and Los Angeles, California. The Company paid 60% of the costs associated with the remedial work performed at the Wallingford, Connecticut (Coastcast) site. Active groundwater remediation has been successfully completed. Additional monitoring activities are proposed for the site including soil vapor and residues. The Company agreed to pay 7.5% of the costs associated with the remedial work to be performed at the Rockford, Illinois (Ipsen) site. The State of Illinois intends to bring a motion to enter a consent decree in fiscal 2005 that, if entered, will resolve the Company’s liability at the site. An interim cost-sharing arrangement at the Los Angeles, California (Welbilt) site allocates 30% of the costs to the Company. The parties have retained a joint consultant engaged on the parties’ behalf in final remediation activities. In addition to these cost-sharing arrangements, the Company may also incur legal and technical consulting fees at these sites. The Company previously had a cost-sharing agreement, but has now settled its liability at the Barkhamsted, Connecticut site, subject to certain contingency reservations, for a one-time payment to a Connecticut municipal authority. The Company also previously had a cost-sharing agreement at a site in Bedford Heights, Ohio. Final action was taken by the Ohio EPA in December 2004, confirming completion of remedial work at the Bedford Heights site. We may incur limited counsel and/or environmental consultant fees to monitor both of these sites in the years to come. In addition to the sites with formalized cost-sharing arrangements, the Company is also involved in a number of other environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws.
      During fiscal 2005 and 2004, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the fiscal years ended September 30, 2005, 2004, and 2003, payments related to these obligations were $290, $406, and $498, respectively, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.
      We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of September 30, 2005 and 2004, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,922 and $12,384, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.
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
      The following is a list of our current executive officers, their titles, the year they were first appointed to their current positions and their ages. Unless otherwise indicated, positions shown are with IKON or our subsidiaries.

		Year First
Name	Title	Appointed	Age

Matthew J. Espe	Chief Executive Officer, President and Chairman of the Board of Directors	2002	47
Robert F. Woods	Senior Vice President and Chief Financial Officer	2004	50
Brian D. Edwards	Senior Vice President, North American Sales	2004	42
Mark A. Hershey	Senior Vice President, General Counsel and Secretary	2005	36
Jeffrey W. Hickling	Senior Vice President, Operations	2005	50
Michael E. Kohlsdorf	Senior Vice President, Enterprise Services and IT	2004	50
Cathy L. Lewis	Senior Vice President, Marketing	2001	53
Beth B. Sexton	Senior Vice President, Human Resources	1999	49
David Mills	Vice President, IKON Europe	1998	47
Theodore E. Strand	Vice President and Controller	2002	61
      Matthew J. Espe. Mr. Espe has been IKON’s Chairman since 2003, and Chief Executive Officer and a Director since 2002. Prior to his employment with IKON, Mr. Espe was President and Chief Executive Officer of GE Lighting, a division of General Electric Company, a diversified industrial company (2000 through 2002), President of GE Plastics — Europe, a division of General Electric Company (1999 through 2000), and President of GE Plastics — Asia, a division of General Electric Company (1998 through 1999). He also serves on the Advisory Board of the University of Idaho and is a director of Unisys Corporation.
      Robert F. Woods. Mr. Woods joined IKON in September 2004 as Senior Vice President and Chief Financial Officer. Prior to joining IKON, he was Vice President and Controller of IBM, an information technology company (2002 through 2004). He joined IBM in 1995 as Vice President of Services, Sales and Business Development for Asia Pacific and then moved on to the roles of Vice President — Finance, Asia Pacific Operations (1997 through 2000) and Vice President and Treasurer (2000 through 2002). Prior to his tenure at IBM, Mr. Woods spent 16 years with E.I. du Pont de Nemours and Company, where he held several senior positions in corporate and regional offices, including Vice President and Managing Director, DuPont Asia Pacific, and Vice President, Finance, DuPont Mexico.
      Brian D. Edwards. Mr. Edwards was appointed Senior Vice President, North American Sales, in August 2004. He began at IKON as a sales representative in 1985. Thereafter, he served in a variety of sales management roles, including Regional Vice President and General Manager of two IKON regions in the U.S.
      Mark A. Hershey. Mr. Hershey was appointed Senior Vice President, General Counsel and Secretary in March 2005. Prior to his appointment, he spent six years with IKON, most recently as Vice President of Transactional Law. Prior to joining IKON, Mr. Hershey was an Associate in the corporate department of Stradley Ronon Stevens & Young, LLP in Philadelphia.
      Jeffrey W. Hickling. Mr. Hickling joined IKON as Senior Vice President of Operations in March 2005. Prior to joining IKON, Mr. Hickling held several positions at General Electric Company over approximately 30 years, including General Manager of Integration for GE Infrastructure (2004), General Manager of Electrical Components for GE Industrial Systems (2000 through 2003) and Chief Operating Officer for GE Supply (1998 through 1999).
      Michael E. Kohlsdorf. Mr. Kohlsdorf was named Senior Vice President of Enterprise Services in May 2004 and received the additional responsibility for IKON’s information technology team in 2005. He joined

IKON as Vice President of Professional Services in October 2003. Prior to joining IKON, Mr. Kohlsdorf was President and Chief Executive Officer of T/ R Systems, Inc., a technology company, from 1999 through 2002. Mr. Kohlsdorf has had an active role in management for over 20 years in publicly-held software companies, including eight years at IBM.
      Cathy L. Lewis. Ms. Lewis joined IKON as Senior Vice President of Marketing in October 2001. From 1991 to 2001, Ms. Lewis served in several positions at Xerox Corporation, a technology and services company, where her last position was Vice President of Worldwide Marketing for the Xerox Color Solutions business unit. Preceding this position, she held positions as Vice President for Strategic Relationships and Vice President for Strategic Marketing in Xerox Corporation’s office and network printer businesses, respectively. Prior to joining Xerox, Ms. Lewis was a District Manager for Siemens Information Systems.
      Beth B. Sexton. Ms. Sexton was promoted to Senior Vice President of Human Resources for IKON in August 1999 after serving for two years as IKON’s Vice President of Human Resources and two years as a Regional Vice President of Human Resources. Prior to joining IKON, Ms. Sexton served in various senior management roles in human resources with CH2M Hill and Norfolk Southern.
      David Mills. Mr. Mills was promoted to Vice President of IKON Europe in August 1998. Preceding this position, he served for two years as President of IKON U.K. and Finance Director and Managing Director of IOS Capital, PLC from 1993 through 1996. Prior to joining IKON, Mr. Mills was a Finance Director of Erskine Limited in London, which was acquired by IKON in 1993. He spent a number of years with Erskine Limited in various financial and managerial positions before becoming Finance Director in 1992. Prior to that, Mr. Mills spent four years with Ernst and Young.
      Theodore E. Strand. Mr. Strand was named Vice President and Controller in October 2002. He joined IKON in 1999 as Assistant Controller. Mr. Strand came to IKON from AMP Incorporated, where he was Director of Financial Operations — Asia Pacific. Prior to joining AMP Incorporated, Mr. Strand was with IBM for 31 years in various financial accounting management positions in the U.S., France and Japan, his last position being Program Director of Accounting — IBM Japan.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
      The New York Stock Exchange is the principal stock exchange on which our common stock is traded (ticker symbol IKN). As of December 7, 2005, there were approximately 8,133 holders of record of our common stock. The information regarding the quarterly market price ranges of our common stock and dividend payments under “Quarterly Financial Summary” on pages 93 and 94 of this report is incorporated herein by reference.
      We anticipate that we will pay a quarterly dividend of $0.04 per common share in March 2006. We currently expect to continue our policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements, and financial condition and may be limited by covenants in certain loan and debt agreements.
      The equity compensation plan table and related footnotes included under Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 98 of this report is incorporated herein by reference.
      The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2005:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number	Average	as Part of Publicly	be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased(1)	per Share	Program	Program(2)

July 1, 2005- July 31, 2005	—	$—	—	$138,398
August 1, 2005- August 31, 2005	3,447	9.81	3,447	104,577
September 1, 2005- September 30, 2005	1,880	9.98	1,880	85,810

	5,327		5,327

(1)	We purchased a total of 15,178 shares of our common stock pursuant to the repurchase program (the “Program”) that we publicly announced in our Quarterly Report on Form 10-Q filed with the SEC on May 14, 2004.

(2)	Our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000 repurchase limit is reached; however, the Program may be discontinued by our Board of Directors at any time. As of September 30, 2005 we purchased common stock with a market value of $164,190 under the Program (see page 42 for information concerning our share repurchase activity and how it may be limited by our Credit Facility).

Item 6.	Selected Financial Data

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)

	(in millions, except per share data, ratios and employees)
Continuing Operations
Revenue	$4,377.3	$4,565.7	$4,661.2	$4,847.5	$5,223.2
Gross profit	1,551.7	1,684.7	1,778.6	1,850.7	1,969.7
Selling and administrative	1,396.7	1,470.7	1,505.4	1,554.8	1,754.9
Operating income	156.0	202.6	273.2	301.5	164.1
Income before taxes	105.0	118.6	205.0	247.3	94.8
Income from continuing operations	73.2	88.3	127.4	155.5	29.5
Earnings per common share
Basic	0.52	0.60	0.88	1.09	0.21
Diluted	0.51	0.58	0.81	1.03	0.20
Capital expenditures	72.1	90.2	124.4	178.7	133.6
Depreciation and amortization	80.6	91.0	110.8	126.2	173.3
Discontinued Operations
Net loss	$(12.5)	$(4.6)	$(4.3)	$(7.5)	$(14.2)
Net loss per common share
Basic	(0.09)	(0.03)	(0.03)	(0.05)	(0.10)
Diluted	(0.08)	(0.03)	(0.03)	(0.05)	(0.10)
Total Operations
Net income	$60.7	$83.7	$123.1	$148.0	$15.3
Earnings per common share
Basic	0.43	0.57	0.85	1.03	0.11
Diluted	0.43	0.55	0.79	0.98	0.11
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	11.64	11.87	10.97	10.40	9.60
Return on shareholders’ equity %	3.9	5.0	7.7	9.9	1.1
Weighted average common shares (basic)	139.9	146.6	145.2	143.2	141.9
Weighted average common shares (diluted)	157.7	169.3	167.8	155.1	144.4
Supplementary Information
Current ratio(f)	1.8	1.6	1.2	1.2	1.1
Working capital(g)	$790.6	$789.9	$395.1	$431.3	$214.7
Total assets	3,831.8	4,518.4	6,600.6	6,397.3	6,254.8
Total debt	1,254.0	1,667.7	3,438.3	3,420.9	3,396.7
% of capitalization(i)	44.4	49.7	68.2	69.6	71.4
Total debt, excluding non-corporate debt(h)	$729.3	$804.9	$429.5	$613.0	$800.9
% of capitalization(h)(i)	31.7	32.3	21.1	29.0	37.1
Employees	25,700	29,400	30,250	33,200	37,600

Notes:

(a)	Fiscal year results include a $7.0 charge from the early termination of a consulting contract, a $3.8 charge due to a change in certain UK pension liabilities, a $1.0 charge from the impact of Hurricanes Katrina and Rita, a $7.9 charge for the expensing of stock based compensation in accordance with FASB 123(R), “Share Based Payment-Revised 2004,” a $10.7 charge for restructuring and asset impairments, a $6.1 charge from the early termination of real estate leases, a $11.5 gain from the divestiture of businesses (collectively, the “Charges”) and a $6.0 charge from the early extinguishment of debt. The Charges resulted in a decrease in operating income of $25.0. The Charges and the loss from the early extinguishment of debt resulted in a decrease in net income of $17.2.

(b)	Fiscal year results include $35.9 of losses from the early extinguishment of debt, a net loss of $11.4 on the divestiture of our North American leasing businesses (the “Loss on Sale”), tax reserve adjustments of $11.8 related to a tax gain on the sale of our U.S. leasing operations, and benefits mainly from the settlement of a U.S. federal audit (the “Tax Adjustments”). The losses from the early extinguishment of debt and Loss on Sale resulted in a decrease in pre-tax income of $47.3 and the losses from the early extinguishment of debt, the Loss on Sale and the Tax Adjustments resulted in a decrease in net income of $17.9.

(c)	Fiscal year results include losses from early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.

(d)	Fiscal year results include gains from the reversal of certain prior year restructuring charges, resulting in an increase in operating income of $5.6 and net income of $3.6.

(e)	Fiscal year results include $50.8 of restructuring and asset impairment charges (the “Restructuring Charge”), reserve adjustments of $5.3 related primarily to the exit from our telephony operations (the “Exit Costs”), and a tax reserve increase of $10.0 related to our use of corporate-owned life insurance programs (the “Tax Increase”). The Restructuring Charge and the Exit Costs resulted in a decrease in operating income of $56.1, and the Restructuring Charge, the Exit Costs, the Tax Increase, and $8.6 of loss from discontinued operations resulted in a decrease in net income of $61.3.

(f)	Current ratio = Total current assets/ Total current liabilities

(g)	Working capital = Total current assets — Total current liabilities

(h)	Non-corporate debt refers to the line items on the balance sheet, “current portion of non-corporate debt” and “long-term non-corporate debt.” This debt is excluded from this calculation because lease receivables represent the primary source of repayment of non-corporate debt.

(i)	Capitalization = Total shareholders’ equity + Total debt

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) to GE in the U.S. and Canada, respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
      For fiscal 2005, we outlined the following objectives for our business:

•	operational leverage;

•	core growth; and

•	related expansion.
      During fiscal 2005, we also added capital structure as a key objective for our business.
      Operational leverage requires that we continue to lower our overall cost-to-serve and improve both sales and administrative productivity through centralization and process and system enhancements. We made significant progress in this area in fiscal 2005. For the year, selling and administrative expenses decreased 5% compared to fiscal 2004. We exited unprofitable and non-strategic businesses to reset our revenue base centered upon our core strengths. We discontinued our Business Document Services (“BDS”) unit, reduced the number of our Legal Document Services (“LDS”) sites, reorganized our field structure in North America, reduced corporate staff, and sold substantially all of our operations in Mexico and France. Selling and administrative expenses were reduced across all areas of the Company, including headcount, business operations and real estate. We also froze our U.S. defined benefit pension plans during fiscal 2005 to reduce future pension cost. In addition, we gained valuable insight into our operations as a result of our work performed to review internal controls over certain revenue and billing processes (see Item 9A, “— Controls and Procedures”). We have maintained our focus on improvements in the customer care centers and in our billing operations, aimed at productivity and efficiency in the near term.
      Core growth has three points of focus: improvement of sales effectiveness in all market areas; gain of market share in under-represented markets; and the targeting of product segments in which demand is growing the fastest. We strengthened our share of the market encompassing the Fortune 500 and large global and private companies (“National Accounts”) by adding 47 new accounts during fiscal 2005. We continue to compete for new deals through a combination of customer incentives and selectively investing in sales headcount growth. The focus on National Accounts and mid-market sales resulted in continued growth of total equipment placements during fiscal 2005. Color equipment placements in the U.S. increased 11% during the year with revenues generated from the sale of color devices increasing 10%. To ensure that we capture the fastest growing product technologies, we continued to strengthen our color equipment portfolio with a diversified mixture of products.
      We continue geographic expansion in promising markets in Europe and new service opportunities within Enterprise Services that differentiate and build solidly on our core business, which involves equipment sales and the ongoing volume in services and supplies that those sales generate. Total European revenue increased 4% in fiscal 2005. This is primarily driven by a growth of approximately 9% in equipment, resulting from the success of our Pan European and Global Accounts Initiatives, which focuses on large, multi-national accounts. Within Enterprise Services, North American on-site Managed Services delivered strong growth, with revenue up 7% and continued growth within the existing install base. Off-site Managed Services experienced a revenue decline partially driven by our decision to close 16 unprofitable LDS sites in the second quarter of fiscal 2005.
      During fiscal 2005, we made substantial progress on improving our capital structure by reducing debt, repurchasing shares of our common stock, and improving our liquidity. At September 30, 2005, unrestricted cash was $374 million. Total debt declined to $1.3 billion, and our debt-to-capital ratio decreased from 50% at September 30, 2004 to 44% at September 30, 2005. We also restructured our debt by issuing $225 million in senior unsecured notes and purchasing approximately $237 million of our 5% convertible notes during fiscal 2005. We paid $22.4 million in dividends to shareholders and purchased 8.5 million of our shares for a total of $87 million.
      We believe these initiatives to improve our capital structure will enhance long-term value for our shareholders and provide the sound financial foundation we need to pursue growth opportunities and address competitive challenges.
      For fiscal 2005, we had revenues of $4.4 billion, representing a 4.1% decline from fiscal 2004. This decline was due in large measure to the decrease in finance income as a result of the sales of our North American leasing business and our operating subsidiaries in France and Mexico, lower sales of de-emphasized technology hardware, lower direct supply sales and lower Managed Services and Customer Services revenues. These decreases were partially offset by an increase in revenues as a result of benefits realized from the fees received under the U.S. Program Agreement and the Canadian Rider compared to fiscal 2004.
      Diluted earnings per share from continuing operations for fiscal 2005 were $0.51. Refer to “Results of Operations” for further discussion of our annual financial results.
      For fiscal 2006, our objectives will include continued focus on improving operational leverage, core growth, related expansion, and capital structure.
CRITICAL ACCOUNTING POLICIES
      We have identified below the accounting policies critical to our business and results of operations. We determined the critical accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included herein. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the needs to make estimates of matters that are inherently uncertain.
Revenue Recognition
      We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and delivery. Generally, we do not offer any equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within net sales when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned (see Note 2 to the Consolidated Financial Statements).
      Supporting our objective to provide complete solutions to our customers, we generally bundle a service agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.
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
      As discussed under Item 9A, “Controls and Procedures,” during fiscal 2005, management identified certain control deficiencies in the Company’s internal controls over certain revenue and billing processes, and as a result, concluded that these deficiencies constituted a material weakness (the “Material Weakness”) in the Company’s internal control over financial reporting. In light of the Material Weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 9A, “— Controls and Procedures”).
      Billed revenue and the related accounts receivable are reduced based on estimates derived by a statistically valid analysis based on historical data to mitigate the financial impact of the Material Weakness. Changes to these estimates could have a material effect on our financial position and results of operations.
Goodwill
      We evaluate goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets.” We perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. We perform the review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of their fair value. We use a combination of discounted cash flow projections and terminal values to calculate fair value. Our estimate of future cash flows and terminal values includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.

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
Allowances for Receivables
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to significantly deteriorate, resulting in an impairment of their ability to make required payments, changes to our allowances may be required.
Income Taxes
      Income taxes are determined in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established for deferred tax assets for which realization is not likely. In assessing the valuation allowance, we have considered future taxable income and ongoing prudent and feasible tax planning strategies. However, in the event that we determine the value of a deferred tax asset has fluctuated from its net recorded amount, an adjustment to the deferred tax asset would be necessary.
Pension
      We sponsor defined benefit pension plans for the majority of our employees. The benefits are generally based on years of service and compensation. All U.S. employees hired before July 1, 2004 are eligible to participate in the U.S. defined benefit pension plans covering active employees (together with the Directors’ Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, no active employees will accrue benefits under the U.S. Plans after September 30, 2005. All U.K. employees hired on or after April 1, 1999 and all Canada employees hired on or after October 1, 2005 are not eligible to participate in the U.K. and Canadian defined benefit pension plans, respectively, covering active employees (the “Non-U.S. Plans”).
      Accounting for pensions requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality, and employee turnover. Independent actuaries, in accordance with accounting principles generally accepted in the United States of America, perform the required calculations to determine expense and liabilities for pension benefits. Actual results that differ from our actuarial assumptions are generally accumulated and amortized over future periods.

Pension Assumptions
      Assumptions used to determine periodic pension costs for the defined benefit pension plans were:

	Fiscal 2005		Fiscal 2004		Fiscal 2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.3%	5.8%	6.0%	5.7%	7.2%	6.4%
Rates of increase in compensation levels	3.0	4.0	3.0	4.0	4.0	4.0
Expected long-term rate of return on assets	8.5	8.0	8.5	8.0	8.5	7.6
      Assumptions used to determine benefit obligation as of the end of each fiscal year for the defined benefit pension plans were:

	Ended September 30

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	5.2%	5.1%	6.3%	5.8%	6.0%	5.7%
Rates of increase in compensation levels	3.0	4.0	3.0	4.0	3.0	4.0
      The discount rate is determined at each measurement date after consideration of numerous factors and indices. In particular, and with the assistance of our financial consultants, we review the following high quality, fixed income indices, as we believe these indices reflect the duration of the liabilities under the U.S. Plans:

•	Moody’s AA bond averages plus a spread to approximate the duration of our plan liabilities;

•	the zero coupon Treasury bond rates; and

•	the Citigroup Pension Discount Curve.
      Prior to fiscal 2005, the discount rate for the U.S. Plans was based on the Moody’s AA bond index. Similar processes are followed to determine the discount rate for the Non-U.S. Plans. The expected long-term rate of return on assets assumption is reviewed at each measurement date based on the pension plans’ investments and investment policies, and an analysis of the expected and historical returns of the capital markets, adjusted for current interest rates as appropriate. Our asset allocation targets are to have 70%-85% in equity securities, 13%-23% in debt securities, and 2%-8% in alternate investments. In determining fiscal 2006 periodic pension expense related to the U.S. Plans, the expected long-term rate of return was decreased to 7.5%. We are currently evaluating our portfolio asset allocation targets, which may further impact the expected long-term rate of return on assets. Our objective is to shift to a more conservative mix of investments in an attempt to more closely align our pension assets with the expected duration of our pension obligations.
      Within any given fiscal year, significant differences may arise between the actual return and the expected return on plan assets. The value of plan assets, used in the calculation of pension expense, is determined on a calculated method that recognizes 25% of the difference between the actual fair value of assets and the expected calculated method. Gains and losses resulting from differences between actual experience and the assumptions are determined at each measurement date. For the U.S. Plans, gains and losses are amortized over 15 years. For the Non-U.S. Plans, if the net gain or loss exceeds 10% of the greater of plan assets or liabilities, a portion is amortized into earnings in the following fiscal year.
      The rate of increase in compensation levels is reviewed at each measurement date based on the long-term estimate of yearly compensation level increases given to employees.
      Estimated sensitivities to the net periodic pension cost are as follows:

•	A 25 basis point change in the discount rates from those used would have changed fiscal 2005 pension expense by approximately $4,200;

•	A 25 basis point change in the expected rates of return from those used would have changed fiscal 2005 pension expense by approximately $926; and

•	A 25 basis point change in the increase in compensation levels from those used would have changed fiscal 2005 pension expense by approximately $1,350.

Financial Impact of Pensions
      Net periodic pension expense was $43,079 in fiscal 2005, $51,065 in fiscal 2004, and $37,838 in fiscal 2003. The decrease in fiscal 2005 compared to fiscal 2004 pension expense was primarily due to the increase in the discount rates, the impact of restricting entrance into the U.S. Plans for employees hired on or after July 1, 2004, and the impact of expected returns associated with a $75,000 voluntary contribution to the U.S. Plans during fiscal 2004. The increase in fiscal 2004 compared to fiscal 2003 pension expense was primarily due to the decrease in the discount rates, partially offset by the decrease in the estimate rate of increase in U.S. compensation levels compared to fiscal 2003.
      As of September 30, 2005, we had unrecognized net actuarial losses of $275,233 related to our U.S. Plans and $31,782 related to our Non-U.S. Plans. Additionally, we had unrecognized prior service costs of $2,967. These unrecognized losses are primarily the result of a decrease in the discount rates over the last five years. At September 30, 2005, the projected benefit obligation exceeded our plan assets by $312,990 and $34,276, for our U.S. and Non-U.S. Plans, respectively. At September 30, 2005, the accumulated benefit obligation was $627,390 and $77,924, for our U.S. and Non-U.S. Plans, respectively.
      When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in other comprehensive income within Shareholders’ Equity. As of September 30, 2005 and 2004, Shareholders’ Equity includes a minimum liability, net of tax, of $127,704 and $46,400, respectively.
      Contributions to the U.S. Plans were $40,392 and $92,569, during fiscal 2005 and 2004, respectively. These contributions included voluntary contributions of $31,200 and $75,000 during fiscal 2005 and fiscal 2004, respectively, in anticipation of future funding requirements. In fiscal 2006, we expect to contribute approximately $1,500 to our U.S. Plans in-line with our funding requirements. We may elect to make additional voluntary contributions to the U.S. Plans during fiscal 2006.
      Contributions to Non-U.S. Plans were $3,716 and $4,931, during fiscal 2005 and 2004, respectively. In fiscal 2006, we expect to contribute approximately $3,500 to our Non-U.S. Plans in-line with our funding requirements. We may elect to make additional voluntary contributions to the Non-U.S. Plans during fiscal 2006.
      Effective September 30, 2005, the U.S. Plans were frozen and as a result, participants will no longer accrue benefits under these plans. Accordingly, the projected benefit obligation and the accumulated obligation of the U.S. Plans will be the same in future periods. As a result of this event, the U.S. Plans were re-measured using a discount rate of 5.4% (all other assumptions remaining consistent) reflecting the discount rate appropriate as of the date of approval by the Company’s Board of Directors. Because this change occurred after the original measurement date we use to measure our pension expense and liabilities, the impact of this change will be recorded during the first quarter of fiscal 2006. As a result of the freeze and an increase in the discount rate, the amount in which the projected benefit obligation exceeds our plan assets for the U.S. Plans will decrease from $312,990 to $187,447, during the first quarter of fiscal 2006. The impact of this freeze should reduce future periodic pension expense, the unfunded status of the U.S. Plans, and accordingly, future cash outlays to fund the U.S. Plans.
      See Note 16 to the Consolidated Financial Statements for additional information on our pension plans.
Residual Values
      We estimate the residual value of equipment sold under sales-type leases. Our residual values are based on the dollar value of the equipment and generally range between 0% to 17% of MSRP, depending on the equipment model and lease term. We evaluate residual values quarterly for impairment. Changes in market conditions could cause actual residual values to differ from estimated values, which could accelerate the write-down of the value of the equipment. As a result of the Transactions, this critical accounting policy only affects us for residual values on lease receivables of our European operations, U.S. lease receivables retained by us after the sale of our U.S. leasing operations, and any new leases in North America that are self-funded.
RESULTS OF OPERATIONS
      This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2005, 2004, and 2003, refer to the fiscal years ended September 30, 2005, 2004, and 2003, respectively.
Fiscal 2005 Compared to Fiscal 2004

Revenues

	2005	2004	$ Change	% Change

Net sales	$1,963,267	$1,988,764	$(25,497)	(1.3)%
Services	2,308,766	2,303,553	5,213	0.2
Finance income	105,272	273,391	(168,119)	(61.5)

	$4,377,305	$4,565,708	$(188,403)	(4.1)%

      The decrease in revenues of 4.1% compared to fiscal 2004, which includes a currency benefit of 0.8% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income as a result of the sales of our North American leasing business and our operating subsidiaries in France and Mexico, lower sales of de-emphasized technology hardware, lower direct supply sales and lower Managed Services and Customer Services revenues. These decreases were partially offset by an increase in revenues as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider compared to fiscal 2004.
      Net sales includes revenues from the sale of copiers, printers, multifunction equipment, direct supplies, and technology hardware. The decrease in net sales includes a currency benefit of 1.0%. Equipment revenue, which comprises over 90% of our net sales mix, was $1,812,342 and increased by approximately $18,090, or 1.0%, compared to the prior year due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $77,879 of incremental equipment revenue in fiscal 2005 compared to fiscal 2004. European equipment revenues increased by $21,141, or 9.2%, compared to fiscal 2004, due to a currency benefit and consistent with our City Expansion Strategy in Europe. However, North American equipment sales decreased by $3,052, or 0.2%, due to the impact of competitive pressures and newly introduced black and white models positioned at lower average selling prices, partially offset by the relationship with GE. In addition, first quarter fiscal 2005 North American equipment revenues were impacted by changes in sales coverage and selling processes and sales incentives for our employees, as we launched important long-term initiatives in Professional Services and the Integrated Selling Model. U.S. revenues generated from the sale of color devices increased by 10% compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of U.S. equipment revenue, color devices increased from approximately 21% in fiscal 2004 to approximately 25% in fiscal 2005. U.S. revenues from sales of segment 5 and 6 black and white production equipment (devices with page outputs greater than 69 pages per minute) decreased approximately 15% compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment, and new alternate products available in segment 4. U.S. placements of segment 5 and 6 black and white production equipment decreased 12% from fiscal 2004. U.S. revenues from the sale of segment 1-4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) declined approximately 5% compared to fiscal 2004. This decrease was primarily due to lower average selling prices as we offered attractive marketing bundles in an effort to increase market share in the mid-market customer base as noted by an increase in U.S. placements of segment 1-4 equipment of approximately 3% from the prior year. As of September 30, 2005, U.S. revenues from the sale of black and white office equipment represented 55.0% of the U.S. equipment revenue, compared to 55.8% in fiscal 2004. Sales of technology hardware declined by $27,654, or 43.4%, compared to fiscal 2004, as we did not renew several large customer relationships for fiscal 2005 as we continue to de-emphasize this business. Direct supply sales decreased by approximately $15,933, or 12.2%, compared to the prior year due to lower demand for fax and lower-end copier supplies. In addition, service contracts continue to become more supply inclusive and the revenue related to supplies is recorded as a component of Customer Services revenue.
      Services is comprised of Enterprise Services and Other Services. Enterprise Services consists of Managed Services, providing on and off-site outsourcing services and other expertise; Customer Services (equipment service); and Professional Services, focusing on integrating hardware and software technologies that capture, manage, control, and store output for customers’ document lifecycles. Other Services includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees.” Services increased by $5,213, or 0.2%, which includes a currency benefit of 0.7%. Managed Services revenues of $655,336, which includes both on-site Managed Services and LDS, decreased by $21,202, or 3.1%. Off-site Managed Services of $177,484, which is primarily comprised of LDS, a short-cycle and increasingly competitive transactional business, declined $46,051, or 20.6%, from fiscal 2004. This decline is due mainly to the restructuring actions we took during the second quarter of fiscal 2005, which involved the closure of 16 sites, as well as continued pricing pressure and the impact of a large commercial imaging contract during the first quarter of fiscal 2004, which benefited fiscal 2004 revenues by $10,119. On-site Managed Services revenues, including facilities management, document production and mailroom operations of $477,852, grew 5.5% from fiscal 2004. This was a result of an increase in new contracts and continued expansion to existing contracts. Customer Services revenues of $1,390,309 (which are significantly impacted by the amount and mix of copy volumes) decreased $16,213, or 1.2%, due to lower average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were partially offset by an overall increase in copy volumes of approximately 2%, driven by a 9% increase in color copy volumes compared to fiscal 2004. Professional Services revenue of $86,332 increased $3,518, or 4.2%, over prior year. Total Professional Services was negatively impacted by the sale of two technology services businesses during the second quarter of fiscal 2005. However, Professional Services revenue from the sale of consulting, network connectivity services, document strategy assessments and various software solutions, increased by 14.7%, due to the growing demand for document assessment and workflow improvements by our customers. In fiscal 2006, we will continue to make investments to improve utilization, profitability, and continued growth of Professional Services. A significant contribution to the services increase was the impact of fees received as a result of the GE relationship, including Preferred Fees during fiscal 2005 and 2004 of $41,653 and $25,335, respectively, and the related impact of lease-end sharing activities. As a result, the impact of the GE relationship positively impacted services revenue by $38,179 during fiscal 2005 compared to fiscal 2004. This increase can be primarily attributed to the to the fact that fiscal 2005 represented the first full year of our GE relationship, as the relationship began in mid fiscal 2004. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009.
      Finance income is generated by our leasing subsidiaries as well as certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income is primarily due to the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction. In addition, finance income was impacted by the sale of our Canadian lease portfolio during the third quarter of fiscal 2004 as part of the Canadian Transaction. Accordingly, lease receivables sold as part of the Canadian Transaction did not generate finance income for us during fiscal 2005. These decreases were partially offset by a currency benefit of 0.8%. Although we will continue to receive finance income under certain leases that will be financed directly by us, including from our European leasing operations, our total finance income will continue to decrease in future periods as a result of the Transactions.

Gross Margin

	2005	2004

Gross margin, net sales	26.7%	28.2%
Gross margin, services	41.1	40.8
Gross margin, finance income	75.0	67.3
Gross margin, total	35.4	36.9
      The decrease in gross margin percentage on net sales was primarily due to lower North American equipment margins resulting from competitive pricing and customer incentives and growth in lower-margin National Accounts program revenues. This is consistent with our continued market competitiveness coupled with strategic pricing and related marketing promotions to drive placement growth and market share.
      The gross margin percentage on services increased compared to the prior year. Customer Services gross margin increased due to a lower cost structure as a result of the second quarter of fiscal 2005 restructuring actions, partially offset by the impact of specific concessions made to customers during fiscal 2005. In addition, the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees) positively impacted the services gross margin by approximately 29 basis points. The services gross margin percentage during fiscal 2004 was negatively impacted by 18 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. These increases were partially offset by the impact of lower off-site Managed Services margins compared to prior year due to the impact of lower revenues. The off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. As a result of the actions we took late in the second quarter of fiscal 2005 to reduce the variability of the cost structure of our off-site Managed Services, we expect profit margin percentages to improve in fiscal 2006. The Professional Services gross margin percentage decreased compared to fiscal 2004 due to an increase in staffing levels in advance of an expected increase in demand during the first half of fiscal 2005.
      The gross margin percentage on finance income increased from 67.3% in fiscal 2004 to 75.0% in fiscal 2005. This change is attributable to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. European leases are leveraged with a lower amount of debt, therefore European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio that we retained after the U.S. Transaction. As a result of our assumption of the public debt of IOS Capital, LLC (“IOSC”), our former U.S. Leasing Subsidiary sold to GE during fiscal 2004 (the 9.75% notes due 2004, 5% convertible notes due 2007 (the “Convertible Note”) and the 7.25% notes due 2008; (collectively, the “Additional Corporate Debt”)) as part of the U.S. Transaction, interest on this debt, which was reported in “finance interest expense” prior to April 1, 2004, is now reported as “interest expense”. Accordingly, an additional $11,700 of interest expense related to the Additional Corporate Debt was recorded during fiscal 2005 in “interest expense” rather than “finance interest expense.” As a result, the gross margin on finance income was positively impacted by this change in classification.

Selling and Administrative Expenses

	2005	2004	$ Change	% Change

Selling and administrative expenses	$1,396,669	$1,470,707	$(74,038)	(5.0)%
Selling and administrative expenses as a % of revenue	31.9%	32.2%
      Selling and administrative expense, which was unfavorably impacted by $9,640 due to foreign currency translation compared to the prior year, decreased by $74,038, or 5.0%, during fiscal 2005 compared to fiscal 2004, and decreased as a percentage of revenue from 32.2% to 31.9%.
      The net impact of the Transactions of $43,262 was a significant factor in the decrease of selling and administrative expense compared to fiscal 2004. Approximately $22,485 of this decrease was due to no lease default expense being required for either retained or sold IOSC, lease receivables during fiscal 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which we believe is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends. The remaining decrease in selling and administrative expense attributable to the Transactions was due to the transfer of over 300 employees to GE. Partially offsetting these decreases were increases in corporate costs to support the Transactions, including headcount and certain infrastructure enhancements. In addition, fees paid to GE to service our retained U.S. lease portfolio increased by $1,868 compared to fiscal 2004. Included within this increase is the impact of a refund received from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. lease portfolio during fiscal 2004.

Other Selling and Administrative Expenses
      Other significant changes in selling and administrative expenses impacting the Company were:

•	A decrease in pension costs of $4,253 compared to fiscal 2004, due mainly to the impact of changes in actuarial assumptions. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas;

•	A decrease of $8,896 in selling compensation and benefit costs due primarily to headcount reductions and a decline in revenues compared to fiscal 2004;

•	An increase of $7,863 related to expensing of stock based compensation due to adoption of SFAS 123(R) “Share Based Payment — Revised 2004” (“SFAS 123(R)”), during fiscal 2005. Fiscal 2004 results did not include any expense related to our stock based compensation plans;

•	A decrease of $19,575 compared to fiscal 2004 as a result of lower spending for information technology, travel, and other expenses due to discretionary spending reductions during fiscal 2005, partially offset by higher consulting fees from our internal controls certification efforts required by the Sarbanes-Oxley Act of 2002;

•	A decrease of $10,547 compared to fiscal 2004 related to a reduction of real estate facility costs primarily due to the closure of 16 LDS sites as a result of the restructuring actions taken during the second quarter of fiscal 2005 and the closure and consolidation of other facilities during the third and fourth quarters of fiscal 2005 as we continue to rationalize our real estate needs;

•	A charge of $6,112 incurred during fiscal 2005 to terminate several real estate leases during the year, representing both lease termination payments made to lessors as well as future lease payments for sites in which we ceased using the facility;

•	A charge of $7,000 for the termination of a consulting contract during the fourth quarter of fiscal 2005;

•	A charge of $1,000 incurred during fiscal 2005 related to the impact of Hurricanes Katrina and Rita;

•	A charge of $3,798 related to changes in certain U.K. pension liabilities; and

•	During fiscal 2004, we incurred a charge of $6,272 related to termination costs of a long-term disability plan and incurred a charge of $2,300 related to an adverse legal judgment we received on a claim in Canada.
      In fiscal 2006, we will continue to take aggressive actions to achieve our goal of reducing selling and administrative expense. We worked toward accomplishing this goal during fiscal 2005 through a combination of headcount and real estate reductions, discretionary expense reductions, freezing the U.S. Plans and by eliminating unprofitable business lines to streamline our selling and administrative structure.

Other

	2005	2004	$ Change	% Change

(Gain) loss from divestiture of businesses, net	$(11,531)	$11,427	$(22,958)	N/A
Restructuring and asset impairments	10,543	—	10,543	N/A
Operating income	155,997	202,582	(46,585)	(23.0)%
Loss from early extinguishment of debt, net	6,034	35,906	(29,872)	(83.2)
Interest income	7,388	3,259	4,129	126.7
Interest expense	52,401	51,318	1,083	2.1
Taxes on income	31,755	30,308	1,447	4.8
Income from continuing operations	73,195	88,309	(15,114)	(17.1)
Diluted earnings per common share — continuing operations	0.51	0.58	(0.07)	(12.1)
      During fiscal 2005, we recognized a net gain of $11,531 as a result of the completion of the closing balance sheet audits related to the Transactions, the sale of substantially all of our operations in Mexico and France, and the sale of two small business units that provided technology equipment and services to customers. During fiscal 2004, we recognized a net loss of $11,427 as a result of the Transactions.
      During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS (reported as a discontinued operation), LDS, our North American field organization and corporate staff and Mexico. See “— Restructuring and Asset Impairments Charges” on pages 44 through 47 for additional information.
      Operating income decreased in fiscal 2005 by 23.0% compared to fiscal 2004, as a result of the factors discussed above.
      During fiscal 2005, we repurchased $236,758 of the Convertible Notes for $239,763. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $6,034 which is included in loss from early extinguishment of debt in the consolidated statement of income for fiscal 2005. During fiscal 2004, we recorded a loss from the early extinguishment of debt of $35,906, as a result of the repurchase of various debt instruments.
      Interest income increased from fiscal 2004 due to an increase in average interest rates during fiscal 2005 compared to fiscal 2004. The average invested cash balance remained relatively consistent year-over-year.
      Interest expense increased due to the assumption of the Additional Corporate Debt as part of the U.S. Transaction. Interest on this debt, which was reported in “finance interest expense” prior to April 1, 2004, is now reported as “interest expense.” This change resulted in approximately $11,700 of additional interest expense being recorded in “interest expense” for fiscal 2005 compared to the same period in fiscal 2004. This increase was partially offset by an overall lower average outstanding debt balance during fiscal 2005 compared to the same period during fiscal 2004 as a result of our efforts to improve our capital structure.
      The effective income tax rate was 30.3% and 25.6% for fiscal 2005 and fiscal 2004, respectively. The increase in the effective income tax rate is due primarily to certain non-recurring items that reduced the tax rate in fiscal 2004. These items were a tax benefit of $7,048 due mainly to the favorable settlement of a U.S. federal tax audit, the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction during fiscal 2004, and the reversal of valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. In addition, the tax benefit relating to the sale of our Mexican operations during the second quarter of fiscal 2005 was reduced due to capital loss limitations. Partially offsetting the increase in income tax expense is a tax benefit of $2,127 associated with the deferral of depreciation expense for tax purposes in Ireland and the reversal of valuation allowances of $3,539 as a result of the gain on the sale of our operating subsidiary in France. Our consolidated tax valuation allowance was

$30,946 and $29,162 at September 30, 2005 and 2004, respectively. For fiscal 2006, we expect our effective income tax rate to increase to 36%.
      Diluted earnings per common share from continuing operations were $0.51 for fiscal 2005 compared to $0.58 for fiscal 2004. This decline was attributable mainly to the impact of lower finance income due to the run-off of the retained U.S. lease portfolio and the impact of the Transactions, the decrease in equipment gross margins, the impact of lower Customer Services and Managed Services revenues and the impact of expensing stock based compensation, which began on October 1, 2004, partially offset by the effect of the fiscal 2005 restructuring activities, the sale or closure of unprofitable operations and our cost reduction efforts during fiscal 2005.

Review of Business Segments
      Our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions, and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.

IKON North America

	2005	2004	$ Change	% Change

Net sales	$1,668,287	$1,708,470	$(40,183)	(2.4)%
Services	2,074,392	2,076,981	(2,589)	(0.1)
Finance income	78,066	247,568	(169,502)	(68.5)
(Gain) loss on divestiture of business, net	(1,421)	11,427	(12,848)	N/A
Restructuring and asset impairments	9,424	—	9,424	N/A
Operating income	360,687	436,699	(76,012)	(17.4)
      Approximately 87% of our revenues were generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.
      Net sales decreased 2.4% due primarily to a decline in de-emphasized technology hardware and decreases in direct supply sales and equipment sales. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $77,879 of incremental equipment growth in fiscal 2005 compared to fiscal 2004. Equipment sales were negatively impacted by competitive pressures and the impact of the newly introduced black and white models positioned at lower average selling prices. Equipment sales decreased slightly from the prior year due to the impact of competitive pressures and newly introduced black and white models positioned at lower average selling prices, partially offset by the relationship with GE. In addition, first quarter fiscal 2005 equipment revenues were impacted by changes in sales coverage and selling processes and sales incentives for our employees, as we launched important long-term initiatives in Professional Services and the Integrated Selling Model. Revenues generated from the sale of color devices increased compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products continue to be introduced at more affordable prices. This increase was offset by a decrease in the sale of segment 5 and 6 black and white production equipment compared to fiscal 2004, due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. Sales of segment 1-4 black and white office equipment also declined compared to fiscal 2004. This decrease was partially due to lower average selling prices as we offered attractive marketing bundles in an effort to increase market share in the mid-market customer base as noted by an increase in placements of segment 1-4 equipment from fiscal 2004. Direct supply sales decreased 12.8% compared to fiscal 2004, due to lower demand for fax and lower-end equipment supplies. In addition, service contracts continue to become more supply inclusive and the revenue related to supplies is recorded as a component of Customer Service revenue. Revenues from the sale of de-emphasized technology hardware decreased approximately 69% compared to fiscal 2004.

      Services decreased by 0.1% primarily due to a decrease in Customer Services and Managed Services revenues, partially offset by increases in rental revenues, Professional Services revenues and leasing fees. Managed Services revenues, which includes both on-site Managed Services and LDS, decreased by $19,293, or 3.1%, to $604,989 compared to fiscal 2004. Fiscal 2004 includes $10,119 of revenues related to the recognition of a commercial imaging contract that benefited Managed Services during the first quarter of 2004. Off-site Managed Services of $177,484, a short-cycle and increasingly competitive transactional business, declined by approximately 20.6% compared to fiscal 2004, due to pricing pressure and lower copy volumes. In addition, off-site Managed Services was impacted by the restructuring actions taken during fiscal 2005 which involved the closure of 16 sites. On-site Managed Services revenues increased $26,760, or 6.7%, from the prior year due to an increase in new contracts and continued expansion of existing contracts. Customer Services revenues decreased $22,029, or 1.7%, compared to fiscal 2004, attributable mainly to a decrease in average revenue per copy and the impact of specific concessions made to customers. Rental revenue increased by $497, or 0.7%. Professional Services remained flat, but was negatively impacted by the sale of two technology service businesses during the second quarter of fiscal 2005. However, Professional Services revenue from the sale of consulting, network connectivity services, document strategy assessments and various software solutions increased 14.7%, compared to fiscal 2004, as a result of our continued focus on providing customers with digital technologies to reduce their costs and improve document workflow. A significant contribution to the services increase was the impact of fees received from the GE relationship, partially offset by the impact of lease-end sharing activities. As a result, service revenues were positively impacted by $38,179 during fiscal 2005 compared to fiscal 2004.
      Finance income decreased as a result of the Transactions. The decrease in finance income is primarily due to the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction. In addition, finance income was impacted by the sale of our Canadian lease portfolio during the third quarter of fiscal 2004 as part of the Canadian Transaction. Accordingly, lease receivables sold as part of the Canadian Transactions did not generate finance income for us during fiscal 2005.
      During fiscal 2005, we recognized a net gain of $1,421 as a result of the completion of the closing balance sheet audit related to the Transactions, the sale of substantially all of our operations in Mexico and the sale of two small business units that provided technology equipment and services to customers. During fiscal 2004, we recognized a net loss of $11,427 from the divesture of the U.S. and Canadian leasing businesses resulting from the difference between the carrying amount of the assets sold and proceeds received and certain costs associated with the Transactions.
      Operating income decreased as a result of decreased revenues partially offset by an overall reduction in costs during fiscal 2005. We took aggressive actions to reduce selling and administrative expenses. Selling and administrative expenses decreased due to the overall emphasis of a reduction of discretionary spending, which included decreases in selling compensation and benefit costs, pension cost as a result of the impact of changes in actuarial assumptions, technology, travel, and other related expenses. These reductions were partially offset by a total of $23,536 of specific selling and administrative expense charges related to the following: (1) a charge of $7,000 for the termination of a consulting contract; (2) a charge of $6,112 incurred to terminate several real estate leases; (3) a charge of $9,424 for restructuring and asset impairment charges; and (4) a charge of $1,000 related to the impact of Hurricanes Katrina and Rita. In addition, operating income for INA was negatively impacted by the continued run-off of the retained U.S. lease portfolio.

IKON Europe

	2005	2004	$ Change	% Change

Net sales	$294,980	$280,294	$14,686	5.2%
Services	234,374	226,572	7,802	3.4
Finance income	27,206	25,823	1,383	5.4
Gain on divestiture of businesses	10,110	—	10,110	N/A
Operating income	39,649	25,286	14,363	56.8

      Net sales includes a currency benefit of approximately $11,001. In addition and consistent with our City Expansion Strategy, European equipment sales increased 9.2% compared to fiscal 2004 as a result of our Pan European and Global Account Initiatives and successful starts of two new European offices. The increases in equipment sales were partially offset by decreases in direct supplies and technology hardware revenues of 9.0% and 15.2%, respectively. Due to the sale of substantially all of our operations in France in July 2005, net sales in France decreased 14% compared to fiscal 2004.
      Services increased as a result of currency benefits of approximately $8,411. European Customer Services revenues increased by 4%, driven by an increase in copy volumes and the continued focus on color products. Managed Services decreased 3.7% from fiscal 2004 due to a reduction of off-site Managed Services locations. These decreases are due in part to the sale of substantially all of our operations in France in July 2005, which negatively impacted French services revenues by 18% compared to fiscal 2004.
      Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a currency benefit of $859.
      During fiscal 2005, we recognized a net gain of $10,110 as a result of the sale of our operating subsidiary in France.
      Operating income in fiscal 2005 increased due to stronger operational performance and the favorable impact of currency and the sale of our French operating subsidiary. This was partially offset by a charge of $3,798 related to a change in certain U.K. pension liabilities.

Corporate and Eliminations
      Restructuring charges and asset impairment related to Corporate and Eliminations were $1,119 during fiscal 2005. Operating losses in Corporate and Eliminations were $244,339 and $259,403 in fiscal 2005 and fiscal 2004, respectively. Included in the operating loss was a charge of $7,863 related to stock based compensation due to the adoption of SFAS 123(R). Overall operating losses decreased due to the actions that we took during the year to reduce selling and administrative expenses and the benefit of the restructuring actions taken during the second quarter of fiscal 2005. These reductions were partially offset by higher consulting fees in the current year related to the Sarbanes-Oxley Act of 2002. Interest income and expense were $7,388 and $52,401, and $3,259 and $51,318, respectively, in fiscal 2005 and fiscal 2004. The increase in interest income is due to an increase in average interest rates during fiscal 2005 compared to fiscal 2004. The average invested balance remained relatively consistent year-over-year. Interest expense increased due to the assumption of the Additional Corporate Debt as part of the U.S. Transaction, which was offset by an overall lower average outstanding debt balance during fiscal 2005 compared to the same period during fiscal 2004.
Fiscal 2004 Compared to Fiscal 2003

Revenues

	2004	2003	$ Change	% Change

Net sales	$1,988,764	$1,989,845	$(1,081)	(0.1)%
Services	2,303,553	2,283,118	20,435	0.9
Finance income	273,391	388,193	(114,802)	(29.6)

	$4,565,708	$4,661,156	$(95,448)	(2.0)%

      The decrease in revenues compared to fiscal 2003, which included a currency benefit of 1.7% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), is a result of an overall decrease in finance income, partially offset by an increase in services as a result of benefits realized from our National Accounts program and other growth platforms, and fees received under the U.S. Program Agreement and Canadian Rider.
      The decrease in net sales includes a currency benefit of 2.0%. Sales of technology hardware declined by $15,525, compared to fiscal 2003, as we did not renew several large customer relationships for 2004 and we continued to de-emphasize this business. Direct supply sales decreased by approximately $26,514, or 17%, compared to the prior year due to lower demand for fax and lower-end copier supplies. Equipment revenue, which comprises approximately 90% of our net sales mix, increased by $40,958, or 2.3%, compared to the prior year due mainly to the net impact of the new relationship with GE and continued growth from the sale of color equipment. U.S. revenues generated from the sale of color devices increased by 40% compared to fiscal 2003 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of U.S. equipment revenue, color devices increased from approximately 15% in fiscal 2003 to approximately 21% in fiscal 2004. U.S. sales of segment 5 and 6 black and white production equipment (devices with page outputs greater than 69 pages per minute) increased slightly compared to fiscal 2003. U.S. sale of black and white production and color devices, two areas of focus that improve our aftermarket potential, represented 44% of our equipment revenues in fiscal 2004. These increases were offset by decreases from the U.S. sale of segment 1-4 black and white office equipment (devices with page outputs less than 70 pages per minute, fax and other equipment) of approximately 11%, compared to fiscal 2003. This decrease was due to lower demand for these products compared to the prior year, due in part, to the shift of sales to color devices and lower average selling prices for these products. As a percentage of U.S. equipment revenue, sales of black and white office equipment (including miscellaneous equipment) represented 56% in fiscal 2004 compared to 63% in fiscal 2003. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004.
      Services increased by 0.9%, which includes a currency benefit of 1.4%. Customer Services revenues declined $29,092 or 2.0%, compared to fiscal 2003. Although copy volumes increased by 4.2%, Customer Services revenues were negatively affected by an unfavorable impact of price and mix compared to fiscal 2003. Managed Services remained consistent compared to fiscal 2003, however, Managed Services was impacted by lower copy volumes from transactional business and large account activity compared to fiscal 2003. This was partially offset by the recognition of a commercial imaging contract in the first quarter of fiscal 2004, which benefited Managed Services by $10,119. On-site Managed Services grew from the prior year, due to an increase in new contracts and an improved retention rate. These decreases were partially offset by increases in our growth platforms, such as Professional Services, and the impact of fees received as a result of the new GE relationship, including Preferred Fees of $25,335 during fiscal 2004 partially offset by the impact of lease-end activities of approximately $14,443. Professional Services, our fastest and most important growth opportunity within services over the next several years, increased by $18,499, or 28.8%, due to the growing demand for document assessment and workflow improvements by our customers. Rental revenue decreased by $8,419, or 9.7%, compared to fiscal 2003 due to the sale of $38,900 of rental assets to GE on March 31, 2004.
      Finance income is generated by our wholly-owned leasing subsidiaries as well as certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income is primarily due to the impact of the sale of $2,027,832 of lease receivables to GE during fiscal 2004 as part of the Transactions. Accordingly, lease receivables sold as part of the Transactions did not generate finance income for us during a portion of fiscal 2004. In addition, finance income decreased due to a decrease in our average financing rate charged on our lease receivables compared to fiscal 2003. These decreases were partially offset by the impact of growth in the lease portfolio prior to the Transactions and a currency benefit of 1.5%. Although we will continue to receive finance income under certain leases that will be financed directly by us, our total finance income will decrease in future periods as a result of the Transactions.

Gross Margin

	2004	2003

Gross margin, net sales	28.2%	29.6%
Gross margin, services	40.8	41.6
Gross margin, finance income	67.3	61.9
Gross margin, total	36.9	38.2

      The decrease in the gross margin percentage on net sales was due to a less favorable mix of equipment; particularly revenues from the sale of higher margin used equipment, growth in lower-margin National Accounts program revenues, and continued market competitiveness. While lower selling prices have fueled increased demand for color and higher-volume black and white equipment, the lower end of the black and white equipment market continues to commoditize and remains competitive which caused a negative impact on our margins. Partially offsetting these negative trends was an improved mix of higher-margin color equipment revenues and continued benefits realized from the centralization of our supply chain function. In addition, the net impact of origination fees and sales of equipment residual values to GE positively impacted the net sales gross margin by approximately 13 basis points.
      The gross margin percentage on services decreased due to a lower mix of Customer Services revenues and the impact from the completion of a multi-year commercial imaging contract in which no profit was earned. These decreases were offset by the net impact of the new GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees), which positively impacted the services gross margin by approximately 92 basis points.
      The gross margin percentage on finance income increased from 61.9% in fiscal 2003 to 67.3% in fiscal 2004 due to European leasing revenues becoming a larger part of the finance income mix in fiscal 2004 compared to fiscal 2003. European leases are leveraged with a lower amount of debt, therefore European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio that we retained after the U.S. Transaction during the second half of fiscal 2004. Part of this lower leverage was due to the fact that $14,209 of interest expense was recorded in “interest expense” during fiscal 2004 related to debt that was reclassified from non-corporate debt to corporate debt beginning on April 1, 2004. As a result, the gross margin on finance income was positively impacted by this change in classification. Partially offsetting the positive impact of these items was a decrease in our average financing rate charged on our lease receivables compared to fiscal 2003.

Selling and Administrative Expenses

	2004	2003	$ Change	% Change

Selling and administrative expenses	$1,470,707	$1,505,386	$(34,679)	(2.3)%
Selling and administrative expenses as a % of revenue	32.2%	32.3%
      Selling and administrative expenses, which were unfavorably impacted by $19,465 due to foreign currency translation compared to the prior year, decreased by $34,679, or 2.3%, during fiscal 2004 compared to fiscal 2003, but remained consistent as a percentage of revenue. This decrease was due to the following:

Net Impact of the Transactions
      The net impact of the U.S. Transaction was a significant driver of the change in selling and administrative expense compared to fiscal 2003, resulting in a decrease of approximately $38,560. Approximately $28,265 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during the six months ended September 30, 2004. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which management believes is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends. The remaining decrease in selling and administrative expense as a result of the U.S. Transaction was due to the decrease of over 300 employees that were transferred to GE. Partially offsetting the lease default and headcount decreases were increases in fees paid to GE for servicing our retained U.S. lease portfolio of $7,021 as well as other corporate costs to support the U.S. Transaction including headcount and certain infrastructure enhancements.
      The net impact of the Canadian Transaction did not result in a material change in our selling and administrative expenses in fiscal 2004 compared to fiscal 2003.

Other Selling and Administrative Expenses
      Other changes in selling and administrative expenses impacting the Company were:

•	An increase in pension costs of $7,010 compared to fiscal 2003, due mainly to the impact of changes in actuarial assumptions compared to fiscal 2003. Pension expense is allocated between selling and administrative expense and cost of revenues based on number of employees related to those areas;

•	An increase in insurance and non-income taxes of $7,175, compared to 2003 due to higher workers’ compensation costs and property tax expenses compared to fiscal 2003;

•	An increase of $6,272 related to termination costs of a long-term disability plan; and

•	An increase of $8,472 related to higher legal costs during fiscal 2004 compared to fiscal 2003. During fiscal 2004, we recorded a charge of approximately $2,300 related to an adverse judgment we received on a claim in Canada. During fiscal 2003, we received a favorable judgment on a matter in the U.S. and we recognized income of $5,560.
      These increases were offset by a $36,294 decrease in compensation related expenses, primarily the result of headcount reductions compared to fiscal 2003 as we continued our efforts to consolidate and centralize certain administrative functions. The impact of headcount reductions on compensation expense was partially offset by higher employee salary levels compared to fiscal 2003.

Other

	2004	2003	$ Change	% Change

Loss on divesture of businesses, net	$11,427	$—	$11,427	N/A
Operating income	202,582	273,168	(70,586)	(25.8)%
Loss from early extinguishment of debt, net	35,906	19,187	16,719	87.1
Interest income	3,259	1,512	1,747	115.5
Interest expense	(51,318)	(50,543)	(775)	(1.5)
Taxes on income	30,308	77,544	(47,236)	(60.9)
Net income from continuing operations	88,309	127,406	(39,097)	(30.7)
Diluted earnings per common share-continuing operations	0.58	0.81	(0.23)	(28.4)
      During fiscal 2004, we incurred a net loss of $11,427 from the Transactions resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Transactions.
      Operating income decreased in fiscal 2004 by 25.8% compared to fiscal 2003, as a result of the factors discussed above.
      During fiscal 2004 and fiscal 2003, we recorded losses from the early extinguishment of debt of $35,906 and $19,187, respectively, as a result of the repurchases of debt and other financing related actions.
      The increase in the interest income was a result of the Transactions, which resulted in the Company maintaining a larger average invested cash balance compared to fiscal 2003, partially offset by a decline in average interest rates from fiscal 2003 to fiscal 2004. The decrease in interest expense was due to lower average outstanding debt balances in fiscal 2004 compared to fiscal 2003. As a result of our assumption of the Additional Corporate Debt as part of the U.S. Transaction, interest on this debt, which was reported in finance interest expense prior to April 1, 2004, is now reported as “interest expense.” This change resulted in approximately $14,209 of additional interest expense to be recorded in “interest expense” compared to fiscal 2003.
      The effective income tax rate from continuing operations was 25.6% and 37.8% for fiscal 2004 and fiscal 2003, respectively. This decrease was due to the reversal of valuation allowances on state net operating loss carryovers of $4,720 as a result of the tax gain generated by the U.S. Transaction in fiscal 2004. In addition, during fiscal 2004, we reversed valuation allowances on our Canadian net operating loss carryovers of $2,603 as a result of improved financial performance achieved by our Canadian operations. Furthermore, during fiscal 2004, we recorded a benefit of $7,048 due mainly to the favorable settlement of a U.S. federal tax audit. Our tax valuation allowance was $29,162 and $55,171 at September 30, 2004 and 2003, respectively.
      Diluted earnings per common share from continuing operations were $0.58 for fiscal 2004 compared to $0.81 for fiscal 2003. This decline was attributable mainly to the decrease in net income from continuing operations as a result of the Transactions, an increase in the loss from the early extinguishment of debt compared to fiscal 2003, and a net loss on divesture of businesses during fiscal 2004.

Review of Business Segments

IKON North America

	2004	2003	$ Change	% Change

Net sales	$1,708,470	$1,736,350	$(27,880)	(1.6)%
Services	2,076,981	2,075,202	1,779	0.1
Finance income	247,568	365,264	(117,696)	(32.2)
Loss on divesture of businesses, net	11,427	—	11,427	N/A
Operating income	436,699	455,630	(18,931)	(4.2)
      Approximately 88% of our revenues were generated by INA; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA.
      Net sales decreased by 1.6% due to a decline in direct supply sales of $28,643 compared to fiscal 2003 as a result of lower demand for fax and lower-end copier supplies. Additionally, there was a decline in technology hardware of $13,606 as a result of several large customer relationships that were not renewed for fiscal 2004 as we continued to de-emphasize these businesses. These decreases were offset by an increase in equipment sales of $21,604 compared to fiscal 2003, due mainly to the net impact of the new relationship with GE and continued growth in color revenues. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $81,807 of equipment revenue during fiscal 2004. Fiscal 2004 services revenue benefited from the net impact of the Preferred Fees received from GE as a result of the new GE relationship of $25,335, and an increase in Professional Services of $16,222 as we continue to focus on this area of growth. Managed Services decreased by $4,265 compared to fiscal 2003. Off-site Managed Services declined largely due to lower copy volumes from transactional business and a decrease in large account activity compared to fiscal 2003. Managed Services benefited from on-site Managed Services growth from the prior year and the recognition of a commercial imaging contract in the first quarter of fiscal 2004. Customer Services revenue decreased by $43,808 due to an unfavorable impact of price and mix of copy volume. Finance income and finance interest expense decreased as a result of the Transactions. We incurred a loss of $11,427 from the divestiture of the U.S. and Canadian leasing businesses resulting from the difference between the carrying amount of the assets sold and proceeds received and certain costs associated with the Transactions.
      Operating income decreased primarily due to lower margins in both net sales, services and the impact on the loss on divestiture of businesses and a decrease to finance interest expense of $14,209, as a result of the reclassification of the Additional Corporate Debt. These decreases were partially offset by higher profit margins on finance income compared to fiscal 2003.

IKON Europe

	2004	2003	$ Change	% Change

Net sales	$280,294	$253,495	$26,799	10.6%
Services	226,572	207,916	18,656	9.0
Finance income	25,823	22,929	2,894	12.6
Operating income	25,286	25,830	(544)	(2.1)
      Net sales increased as a result of currency benefits of approximately $31,009. This increase was offset by a decline in our non-core technology services equipment revenue as we continue to de-emphasize this business. Services increased as a result of currency benefits of approximately $24,361. This increase was offset by a decline in Customer Services revenues as the transition from analog to digital continues at a lower cost per copy, together with a decline in Managed Services. Finance income increased primarily as a result of strengthened foreign currencies, which resulted in a benefit of $2,768. Operating income in fiscal 2004 decreased due to the operational performance discussed above, partially offset by a favorable impact of currency.

Corporate and Eliminations
      Operating losses in Corporate and Eliminations, which were $259,403 and $208,292 in fiscal 2004 and fiscal 2003, respectively, increased due to higher legal costs due to a charge related to an adverse judgment received in fiscal 2004 compared to a favorable ruling in fiscal 2003 in which we recognized income. We also had a headcount increase in corporate, which corresponded to an increase in salaries. Finally, there was an increase in pension expense related to corporate employees.
Financial Condition and Liquidity

Cash Flows and Liquidity
      The following summarizes cash flows for fiscal 2005 as reported in our consolidated statements of cash flows:

2005

Cash used in operating activities	$(6,448)
Cash provided by investing activities	428,953
Cash used in financing activities	(523,688)
Effect of exchange rate changes on cash and cash equivalents	1,937

Decrease in cash and cash equivalents	(99,246)
Cash and cash equivalents at beginning of the year	472,951

Cash and cash equivalents at end of the year	$373,705

Operating Cash Flows
      We used $6,448 of cash for operating activities during fiscal 2005, which includes a use of cash of $13,076 from discontinued operations related to our exit from BDS during fiscal 2005. Cash generated from continuing operations during fiscal 2005 was $6,628. A decrease in accounts receivable positively impacted cash flow from operations by $37,288, a result primarily attributable to lower receivables from GE due to the improvement in funding timing compared to fiscal 2004. Amounts due from GE decreased from $215,740 at September 30, 2004 to $150,047 at September 30, 2005. Net income from continuing operations was $73,195 during fiscal 2005. Non-cash operating expenses were $51,624, which includes depreciation, amortization, gain on the divesture of businesses, provision for losses on accounts and lease receivables, asset impairment charges, restructuring charges, stock-based compensation expense, deferred income taxes, pension expense, loss from the early extinguishment of debt, and non-cash interest expense on debt supporting unsold residual value. The increase in inventory levels compared to September 30, 2004, resulted in a cash use in operations of $14,116 during fiscal 2005. Our most significant use of cash was a decrease in accounts payable, deferred revenues, and accrued expenses of $140,399 from September 30, 2004, due mainly to a decrease in accounts payable as a result of the timing of payments made to our suppliers compared to September 30, 2004. Accrued salaries, wages and commissions decreased as a result of the timing of the payroll cycle, a decrease in accrued bonuses due to a reduction in headcount and the Company’s achieved operating performance in fiscal 2005, which was partially offset by an increase in commissions payable. During fiscal 2005, we made net federal tax payments of $92,291, which related mainly to the run-off of the retained U.S. lease portfolio. In addition, during fiscal 2005, we made contributions to our defined benefit plans of $44,108. During fiscal 2005, we made $8,306 of payments related to our fiscal 2005 restructuring actions. Prepaid expenses and other current assets decreased by $8,003 due primarily to a decrease in prepaid taxes due to an overpayment of fiscal 2004 fourth quarter estimated federal taxes.

Investing Cash Flows
      During fiscal 2005, we generated $428,953 of cash from investing activities, mainly attributable to the sale and collection of $249,083 and $531,267, respectively, of our lease receivables partially offset by $385,630 of lease receivable additions during fiscal 2005. As a result of the Transactions, collections received from our U.S. retained lease portfolio will continue to significantly outpace lease receivable additions. During fiscal 2005, we had capital expenditures for property and equipment of $28,000 and capital expenditures for equipment on operating leases of $44,149. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of property and equipment during fiscal 2005 were $3,729. Proceeds from the sale of equipment on operating leases during fiscal 2005 were $23,677. During fiscal 2005, we received $23,107 of proceeds from the sale of businesses, primarily in the form of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction and the sale of our operating subsidiary in France. We also sold substantially all of our operations in Mexico and two small subsidiaries that provided technology equipment and services to customers. In addition, proceeds from life insurance were $55,343, representing the total cash surrender value of various corporate-owned life insurance that was surrendered for cash during fiscal 2005.

Financing Cash Flows
      During fiscal 2005, we used $523,688 of cash for financing activities. As discussed in further detail below under “— Debt Structure,” during fiscal 2005 we used $670,633 for debt payments. These payments include the maturity of $56,659 of the 6.75% notes due 2004 (the “November 2004 Notes”) that were paid in November 2004, $366,481 of lease related debt, and $236,758 of our Convertible Notes which we repurchased for $239,763. During fiscal 2005, $18,756 of lease related debt was issued by our European leasing subsidiaries. During fiscal 2005, we issued $225,000 par value 7.75% notes due 2015 (the “2015 Notes”). In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superseding the fiscal 2000 share repurchase authorization. During fiscal 2005, we repurchased 8,453 shares of our outstanding common stock for $86,943 (including related fees paid). At September 30, 2005, we had $85,810 remaining for share repurchases under the 2004 Plan. In fiscal 2006, we plan to continue our debt and share repurchases.
      During fiscal 2005, we paid $22,393 of dividends, representing $0.16 per common share to shareholders of record.

Debt Structure

	September 30

	2005	2004

Outstanding corporate debt
Bond issues	$354,850	$411,423
Convertible subordinated notes	53,242	290,000
Notes payable	319,835	94,835
Miscellaneous notes, bonds, mortgages, and capital lease obligations	1,366	8,622

	729,293	804,880
Less: current maturities	1,137	63,023

	$728,156	$741,857

Outstanding non-corporate debt
Lease-backed notes	$332,233	$683,086
Asset securitization conduit financing	124,122	129,668
Notes payable to banks	9,422	3,868
Debt supporting unsold residual value	58,889	46,187

	524,666	862,809
Less: current maturities	299,359	439,941

	$225,307	$422,868

      Our total debt to capital ratio was 44.4% at September 30, 2005, compared to 49.7% at September 30, 2004. This decrease is primarily a result of the early extinguishment of $236,758 of Notes payable during fiscal 2005, the repayment of $56,659 outstanding November 2004 Notes, $5,000 repayment of French debt as a result of the sale of substantially all of our French operations, which is offset by the issuance of the 2015 Notes. During fiscal 2005, we repaid $366,481 of our non-corporate debt.
      During fiscal 2005, we repurchased the following debt before its contractual maturity:

	Principal
	Amount	Settlement
	Purchased	Amount

Convertible Notes at stated rate of 5.00%, due 2007	$236,758	$239,763
      As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $6,034, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2005.
      During fiscal 2004, GE assumed $261,355 of our lease-backed notes as part of the U.S. Transaction.

Asset Securitization Conduit Financing Agreements
      Immediately following the closing of the U.S. and Canadian Transactions, GE repaid on our behalf, $796,070 and $63,677 of outstanding balances under our U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if we made the repayments of the U.S. and Canadian Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2005. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively.
      IKON Capital PLC, our leasing subsidiary in the United Kingdom maintains a revolving asset securitization conduit financing agreement (the “U.K. Conduit”). As of September 30, 2005 and 2004, we had approximately $26,471 and $24,788, respectively, available under the U.K. Conduit. During fiscal 2005, we borrowed $6,720 and repaid $9,046 in connection with the U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with a former U.K. conduit and the existing U.K. Conduit.

Debt Supporting Unsold Residual Value
      Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year.
      At September 30, 2005 and 2004, we had $58,889 and $46,187, respectively, of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt relates to $44,943 and $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at September 30, 2005 and 2004, respectively. An additional $12,428 of this debt relates to equipment on operating leases that have been funded by GE. Accordingly, the balance of this debt is comprised of the following three components:

•	We have transferred $35,145 of lease receivables to GE for which we have retained all of the risks of ownership at September 30, 2005. This balance was $14,665 at September 30, 2004.

•	We have transferred lease receivables to GE for which we have retained all of the risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At September 30, 2005 and 2004, we had recorded $9,798 and $30,883, respectively, of debt and associated residual value.

•	We have $12,428 of debt related to equipment on operating leases that has been funded by GE.
      We imputed interest at a rate of 3.7% and recorded $879 and $639 of interest expense related to this debt during fiscal 2005 and 2004, respectively. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of September 30, 2005, this differential was $1,518. We do not expect that this debt will have a material impact on our future liquidity.

Credit Facility
      We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at September 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income, and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter beginning after fiscal 2006.
      The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments.

The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type.

Letters of Credit
      We have certain commitments available to us in the form of lines of credit that are net of standby letters of credit. As of September 30, 2005, we had $182,624 available under lines of credit, including the $166,158 available under the Credit Facility and had open standby letters of credit totaling $33,842. These letters of credit are supported by the Credit Facility. All letters of credit expire within one year.

Credit Ratings
      As of September 30, 2005, the credit ratings on our senior unsecured debt were designated Ba2 with negative outlook by Moody’s Investor Services and BB with negative outlook by Standard and Poor’s.

Liquidity Outlook
      The following summarizes IKON’s significant contractual obligations and commitments as of September 30, 2005:

		Payments Due by

		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Corporate debt	$1,556,795	$54,715	$251,641	$88,039	$1,162,400
Non-corporate debt	481,183	308,058	172,598	527	—
Purchase commitments	2,200	1,100	1,100	—	—
Other long-term liabilities	349,664	3,764	20,788	14,736	310,376
Operating leases	314,529	94,100	125,111	53,453	41,865

Total	$2,704,371	$461,737	$571,238	$156,755	$1,514,641

      Non-corporate debt excludes the maturity of debt supporting unsold residual value of $58,889. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year. Maturities of debt include estimated interest payments. Maturities of lease-backed notes are based on the contractual maturities of leases. Payments on non-corporate debt are generally made from collections of our lease receivables. At September 30, 2005, non-corporate debt (excluding debt supporting unsold residual value) was $465,777 and lease receivables, net of allowances, were $776,266.
      Payments of $28,431 for other long-term liabilities in which it is not possible to estimate the exact timing of payment are included in “Thereafter.” Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($245,642) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions and the impact of any future voluntary contributions we may make.
      Purchase commitments represent future cash payments related to an agreement with an outside consultant to purchase services through March 2007.
      We may repurchase available outstanding indebtedness in open market and private transactions. Additionally, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During fiscal 2005, we repurchased 8,437 shares of our outstanding common stock for $86,616, leaving $85,810 remaining for share repurchases under the 2004 Plan. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until

September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and, (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter beginning after fiscal 2006. Additionally, the Credit Facility contains default provisions customary for facilities of this type.
      During October 2005, we redeemed all of the remaining balance of the Convertible Notes at a redemption price of 102% of the principal amount plus applicable and unpaid interest incurring an additional loss of $1,650 from the early extinguishment of debt. The outstanding balance of these notes at September 30, 2005 was $53,242.
      For fiscal 2006, we expect to generate $50,000 to $100,000 in cash from operations. These expected results are primarily due to the generation of cash from net income as well as working capital improvements less the payment of deferred tax obligations related to the retained U.S. leasing portfolio which we will continue to pay over the next several years as the underlying leases run off. We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities during the period between the Transactions and the run-off of the U.S. retained lease portfolio, as well as the obligations for the underlying debt supporting the lease receivables. We expect to make tax payments of approximately $105,000 to $125,000 during fiscal 2006.
      We believe that our operating cash flow together with our current cash position and other financing arrangements will be sufficient to finance current operating requirements for fiscal 2006, including capital expenditures, and payment of dividends.
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
      During fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and our corporate staff, and our operating subsidiary in Mexico (see Note 2 to our Consolidated Financial Statements).

Business Document Services
      During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 11 North American operating sites. As of September 30, 2005, all of the 11 BDS sites were closed or sold. Proceeds received from the sale of two sites were not material. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 18 to our Consolidated Financial Statements).

      For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to BDS were $9,267 and $1,331, respectively. The pre-tax components of the restructuring, asset impairment charges, and other costs for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$3,584
Contractual commitments	2,686
Contract termination	2,997

Total restructuring charge	9,267
Asset impairment charge for fixed assets	1,331
Other non-restructuring items	891

Total	$11,489

      The severance charge of $3,584 represents a total of 302 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $281, which are included in “other non-restructuring items” in the table above. These charges are included within discontinued operations.

Legal Document Services
      LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During fiscal 2005, we closed 16 of 82 LDS sites in North America to provide cost flexibility and savings.
      As a result of the closure of these sites, we recorded a pre-tax restructuring and asset impairment charge related to LDS of $2,094 and $229, respectively, for the fiscal year ended September 30, 2005. The pre-tax components of the restructuring, asset impairment charges, and other costs for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$1,322
Contractual commitments	612
Contract termination	160

Total restructuring charge	2,094
Asset impairment charge for fixed assets	229
Other non-restructuring items	112

Total	$2,435

      The restructuring charge represents severance of $1,322 for the termination of 157 employees during fiscal 2005. The asset impairment charge of $229 represents fixed asset write-offs. In addition, we wrote-down inventories and other assets by $44 and recorded additional reserves for accounts receivable of $68, which are included in “other non-restructuring items” in the table above.

Field Organization and Corporate Staff Reduction
      During fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we expect to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,176 representing severance for 381 employees during the fiscal year ended

September 30, 2005. In addition, we recorded asset impairments representing fixed asset write-offs in the amount of $112 during fiscal 2005.
Summarized Restructuring Activity
      The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$13,082
Contractual commitments	3,298
Contract termination	3,157

Total restructuring charge	19,537
Asset impairment charge for fixed assets	1,672
Other non-restructuring items	1,003

Total	$22,212

      We calculated the asset impairment charges in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The proceeds received for sites sold or held for sale were not sufficient to cover the fixed asset balances and, as such, those balances were written off. Fixed assets associated with closed sites were written-off.
      All restructuring costs were incurred within INA and Corporate.
      The following presents a reconciliation of the restructuring and asset impairment charges to the accrual balance remaining at September 30, 2005, which is included in other accrued expenses on the consolidated balance sheet:

		Cash	Non-Cash
	Fiscal 2005	Payments	Charges	Ending Balance
	Charge	Fiscal 2005	Fiscal 2005	September 30, 2005

Severance	$13,082	$11,107	$—	$1,975
Contractual commitments	3,298	1,846	—	1,452
Contract termination	3,157	3,034	—	123
Asset impairments	1,672	—	1,672	—
Other non-restructuring items	1,003	—	1,003	—

Total	$22,212	$15,987	$2,675	$3,550

      The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total

Projected Payments
Severance	$1,975	$—	$—	$—	$1,975
Contractual commitments	617	331	248	256	1,452
Contract termination	123	—	—	—	123

Total	$2,715	$331	$248	$256	$3,550

      All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,481 at September 30, 2005. To the extent that sublease income cannot be realized, changes to the restructuring charges will be incurred in each period in which sublease income is not received.

      The employees affected by the charge were as follows:

Fiscal 2005
Employee
Terminations

Headcount Reductions
BDS	302
LDS	157
Field organization and corporate staff	381

Total	840

      The sites affected by the charge were as follows:

		Sites Closed at
	Initial Planned Site	September 30,	Change in Estimate of
	Closures	2005	Site Closures

Site Closures
BDS	11	11	—
LDS	17	16	(1)

Total	28	27	(1)

      During the third quarter of fiscal 2005, management determined that one of the 17 LDS sites initially approved for closing would remain in operation. As such, there were 16 sites affected and closed by the charge as of September 30, 2005. As of September 30, 2005, there were no additional employees to be terminated and there were no remaining sites to be closed related to the actions described above. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts for certain sites that we have exited but are required to make payments over the balance of the lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.
PENDING ACCOUNTING CHANGES
      The United States Congress passed the American Jobs Creation Act of 2004 (the “AJCA”), which the President signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provision of the AJCA on income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on their plan for repatriation of foreign earnings for purposes of applying SFAS 109. As such, we may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $137,500. The related potential range of income tax is between $0 and $8,100. Additional key provisions of the AJCA include a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recorded as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151, but we do not expect a material impact from the adoption of SFAS 151 on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial position, results of operations, or cash flows.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
      In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE Directive”). Under the WEEE Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the WEEE Directive’s adoption into law by the applicable European Union member countries in which we have significant operations. The WEEE Directive is expected to be applicable for our U.K. operations during fiscal 2006; however, we do not expect there to be a material impact on our consolidated financial position, results of operations, or cash flows. The adoption of the WEEE Directive did not have a material impact on our consolidated financial position, results of operations, or cash flows for the European Union countries that have already enacted the directive into country-specific laws.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our long-term debt and invested cash balances. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. Non-corporate debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable, and notes payable reported in the consolidated balance sheets approximate fair value.

      The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations, excluding $58,889 of debt supporting unsold residual value, at September 30, 2005:

	2006	2007	2008	2009	2010	Thereafter

Corporate debt
Fixed rate	$1,137	$53,464	$94,835	$—	$—	$579,857
Average interest rate	5.9%	5.0%	7.3%			7.2%
Non-corporate debt
Fixed rate	$252,535	$160,588	$8,421	$514	$—	$—
Average interest rate	4.4%	4.4%	5.7%	4.8%
Variable rate	$43,719	$—	$—	$—	$—	$—
Average interest rate	2.1%
Interest rate derivative financial instruments related to debt interest rate swaps:
Pay fixed/receive variable	$43,719	$—	$—	$—	$—	$—
Average pay rate	2.1%
Average receive rate	2.7%
      The carrying amounts and fair value of our financial instruments, excluding $58,889 and $46,187 of debt supporting unsold residual value, at September 30, 2005 and 2004, respectively, are as follows:

	September 30,

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Bond issues	$728,657	$664,118	$798,742	$756,080
Sundry notes, bonds and mortgages	636	636	6,138	6,083
Non-corporate debt	465,777	458,645	816,622	811,770
Interest rate swaps	411	411	283	283
      The following tables present, as of September 30, 2005 and 2004, information regarding the interest rate swap agreements to which we are a party: (i) the notional amount; (ii) the fixed interest rate payable by us; (iii) the variable interest rate payable to us by the counterparty under the agreement; (iv) the fair value of the instrument; and (v) the maturity date of the agreement.

September 30, 2005

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

$43,719	2.095%	LIBOR	$411	July 2007

September 30, 2004

Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

$7,525	4.180%	LIBOR	$(170)	July 2007
156,875	2.095%	LIBOR	453	December 2007
Foreign Exchange Risk
      We have various non-U.S. operating locations that expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.
      We have completed an integrated audit of IKON Office Solutions, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the accompanying financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries (the “Company”) at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1 the Company adopted FASB Statement No. 123(R) “Share-Based Payment” during the year ended September 30, 2005 to record the impact of stock-based compensation.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that IKON Office Solutions, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005 because the Company did not maintain effective controls over the accuracy and validity of service and equipment sales revenue and the related accounts receivable and deferred revenue, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2005, the Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended December 31, 2004 and the annual consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 to correct revenue, accounts receivable, deferred revenue and the related income tax provision. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that IKON Office Solutions, Inc. did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, IKON Office Solutions, Inc. has not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
December 9, 2005

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30

	2005	2004	2003

	(in thousands, except per share data)
Revenues
Net sales	$1,963,267	$1,988,764	$1,989,845
Services	2,308,766	2,303,553	2,283,118
Finance income	105,272	273,391	388,193

	4,377,305	4,565,708	4,661,156
Costs and Expenses
Cost of goods sold	1,438,556	1,427,218	1,400,441
Services costs	1,360,783	1,364,358	1,334,089
Finance interest expense	26,288	89,416	148,072
Selling and administrative*	1,396,669	1,470,707	1,505,386
(Gain) loss on divestiture of businesses, net	(11,531)	11,427	—
Restructuring and asset impairments	10,543	—	—

	4,221,308	4,363,126	4,387,988
Operating income	155,997	202,582	273,168
Loss from early extinguishment of debt, net	6,034	35,906	19,187
Interest income	7,388	3,259	1,512
Interest expense	(52,401)	(51,318)	(50,543)

Income from continuing operations before taxes on income	104,950	118,617	204,950
Taxes on income	31,755	30,308	77,544

Income from continuing operations	73,195	88,309	127,406
Discontinued Operations
Operating loss	(20,709)	(7,623)	(6,859)
Tax benefit	8,180	3,008	2,560

Net loss from discontinued operations	(12,529)	(4,615)	(4,299)

Net income	$60,666	$83,694	$123,107

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.52	$0.60	$0.88
Discontinued operations	(0.09)	(0.03)	(0.03)

Net income	$0.43	$0.57	$0.85

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.51	$0.58	$0.81
Discontinued operations	(0.08)	(0.03)	(0.03)

Net income	$0.43	$0.55	$0.79 **

Cash dividends per common share	$0.16	$0.16	$0.16

*	Selling and administrative expense for fiscal 2005 includes $7,863 of expense as a result of the adoption of SFAS 123(R) on October 1, 2004. Prior to the adoption of SFAS 123(R), we were not required to recognize certain stock-based compensation as expense under prior accounting standards. See Notes 1 and 19.

**	The sum of the earnings per share amounts do not equal the total due to rounding.
See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30

	2005	2004

	(in thousands)
Assets
Cash and cash equivalents	$373,705	$472,951
Restricted cash	18,272	27,032
Accounts receivable, less allowances of: 2005 — $12,284; 2004 — $7,224	678,313	747,177
Lease receivables, net	317,928	457,615
Inventories	241,470	233,345
Prepaid expenses and other current assets	42,660	62,645
Deferred taxes	55,566	64,481

Total current assets	1,727,914	2,065,246

Long-term lease receivables, net	458,338	753,146
Equipment on operating leases, net of accumulated depreciation of:
2005 — $76,774; 2004 — $76,456	101,614	78,673
Property and equipment, net	144,309	164,132
Goodwill	1,277,785	1,286,564
Unsold residual value (Note 7)	44,943	45,548
Other assets	76,916	125,104

Total Assets	$3,831,819	$4,518,413

Liabilities
Current portion of corporate debt	$1,137	$63,023
Current portion of non-corporate debt	299,359	439,941
Trade accounts payable	211,783	307,170
Accrued salaries, wages and commissions	94,614	124,808
Deferred revenues	111,890	132,274
Taxes payable	79,458	52,976
Other accrued expenses	139,099	155,149

Total current liabilities	937,340	1,275,341

Long-term corporate debt	728,156	741,857
Long-term non-corporate debt	225,307	422,868
Deferred taxes	20,853	187,091
Other long-term liabilities	349,819	203,538
Commitments and contingencies (Note 11)
Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: 2005 — 150,140 shares; 2004 — 149,955 shares; outstanding: 2005 — 135,750 shares; 2004 — 142,779 shares	1,035,014	1,022,842
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Deferred compensation	215	209
Unearned compensation	(4,767)	(2,448)
Retained earnings	755,864	723,847
Accumulated other comprehensive (loss) income	(65,426)	20,195
Cost of common shares in treasury: 2005 — 14,390 shares; 2004 — 7,176 shares	(150,556)	(76,927)

Total Shareholders’ Equity	1,570,344	1,687,718

Total Liabilities and Shareholders’ Equity	$3,831,819	$4,518,413

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30

	2005	2004	2003

	(in thousands)
Cash Flows from Operating Activities
Net income	$60,666	$83,694	$123,107
Net loss from discontinued operations	(12,529)	(4,615)	(4,299)

Income from continuing operations	73,195	88,309	127,406
Additions (deductions) to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	73,110	81,894	100,971
Amortization	7,453	9,085	9,864
Gain (loss) on divestiture of businesses, net	(11,531)	11,427	—
Provision for losses on accounts receivable	14,237	7,684	8,042
Restructuring and asset impairment charges	10,543	—	—
Deferred income taxes	(102,972)	(289,380)	78,586
Provision for lease default reserves	2,929	28,226	67,922
Stock-based compensation expense	7,863	—	—
Pension expense	43,079	51,065	37,838
Non-cash interest expense on debt supporting unsold residual value (Note 3)	879	639	—
Loss from early extinguishment of debt	6,034	35,906	19,187
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	37,288	(252,755)	(19,839)
(Increase) decrease in inventories	(14,116)	(5,951)	88,203
Decrease (increase) in prepaid expenses and other current assets	8,003	(39,804)	(19,482)
Decrease in accounts payable, deferred revenues, and accrued expenses	(140,399)	(93,764)	(62,234)
Decrease in accrued restructuring	(8,306)	—	—
Other	(661)	(3,091)	7,997

Net cash provided by (used in) continuing operations	6,628	(370,510)	444,461
Net cash used in discontinued operations	(13,076)	(6,742)	(5,081)

Net cash (used in) provided by operating activities	(6,448)	(377,252)	439,380

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses (Note 2)	23,107	1,849,148	—
Expenditures for property and equipment	(28,000)	(37,725)	(61,390)
Expenditures for equipment on operating leases	(44,149)	(52,459)	(62,971)
Proceeds from sale of property and equipment	3,729	5,125	40,638
Proceeds from sale of equipment on operating leases	23,677	12,003	16,295
Proceeds from the sale of lease receivables (Note 6)	249,083	383,381	—
Lease receivables — additions	(385,630)	(1,191,212)	(1,691,222)
Lease receivables — collections	531,267	1,172,942	1,520,678
Proceeds from life insurance (cash surrender value)	55,343	—	—
Other	(1,032)	(7,639)	1,776

Net cash provided by (used in) continuing operations	427,395	2,133,564	(236,196)
Net cash provided by (used in) discontinued operations	1,558	(1,319)	(836)

Net cash provided by (used in) investing activities	428,953	2,132,245	(237,032)

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	(774)	(3,167)	(3,526)
Repayment of other borrowings	(3,429)	(60,047)	—
Proceeds from issuance of long-term corporate debt	222,909	1,055	969
Long-term corporate debt repayments	(300,723)	(327,929)	(199,463)
Non-corporate debt — issuances	18,756	440,974	2,420,914
Non-corporate debt — repayments	(366,481)	(1,676,603)	(2,260,714)
Dividends paid	(22,393)	(23,476)	(23,194)
Decrease (increase) in restricted cash	8,760	68,815	(49,187)
Proceeds from option exercises and sale of treasury shares	4,787	10,154	3,184
Tax benefit relating to stock plans	1,843	—	—
Purchase of treasury shares	(86,943)	(78,124)	(528)

Net cash used in continuing operations	(523,688)	(1,648,348)	(111,545)
Net cash used in discontinued operations	—	—	(51)

Net cash used in financing activities	(523,688)	(1,648,348)	(111,596)

Effect of exchange rate changes on cash and cash equivalents	1,937	6,276	(2,538)

Net (decrease) increase in cash and cash equivalents	(99,246)	112,921	88,214
Cash and cash equivalents at beginning of the year	472,951	360,030	271,816

Cash and cash equivalents at end of the year	$373,705	$472,951	$360,030

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30

	2005		2004		2003

	Shares	Amounts	Shares	Amounts	Shares	Amounts

	(in thousands, except per share data)
Common Stock
Balance, beginning of year	149,955	$1,022,842	149,982	$1,015,706	150,003	$1,015,177
Stock awards granted	458	4,908	161	1,862	371	3,223
Stock awards earned	(209)	(1,735)	(138)	(1,352)	(250)	(2,294)
Stock awards cancelled	(64)	(695)	(50)	(351)	(142)	(1,914)
Stock-based compensation expense		7,863
Tax benefit relating to stock plans		1,831		5,428		1,514
Discount on stock options issued to directors				1,549

Balance, end of year	150,140	$1,035,014	149,955	$1,022,842	149,982	$1,015,706

Deferred Compensation
Balance, beginning of year		$209		$—		$—
Compensation deferred in common stock		2		207		—
Dividends earned on deferred compensation		4		2		—

Balance, end of year		$215		$209		$—

Unearned Compensation
Balance, beginning of year		$(2,448)		$(2,514)		$(1,981)
Stock awards granted		(4,358)		(1,000)		(2,625)
Amortization		1,344		715		178
Awards cancelled		695		351		1,914

Balance, end of year		$(4,767)		$(2,448)		$(2,514)

Retained Earnings
Balance, beginning of year		$723,847		$666,118		$558,600
Net income		60,666		83,694		123,107
Cash dividends declared:
Common stock, per share: 2005 — $0.16; 2004 — $0.16; 2003 — $0.16		(22,393)		(23,476)		(23,194)
Issuance of treasury shares		(6,256)		(2,489)		7,605

Balance, end of year		$755,864		$723,847		$666,118

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year		$20,195		$(60,791)		$(50,805)
Translation adjustment		(4,402)		42,542		48,066
SFAS 133 adjustment		85		12,104		12,243
Minimum pension liability adjustment		(81,304)		26,340		(70,295)

Other comprehensive (loss) income		(85,621)		80,986		(9,986)

Balance, end of year		$(65,426)		$20,195		$(60,791)

Cost of Common Shares in Treasury
Balance, beginning of year	7,176	$(76,927)	2,942	$(13,099)	5,286	$(23,167)
Purchases	8,453	(86,943)	6,778	(78,124)	67	(528)
Reissued for:
Exercise of options	(1,030)	11,097	(2,406)	13,643	(1,026)	4,441
Sales to employee stock plans	(209)	2,217	(138)	653	(253)	1,118
Contribution to IKON Pension Plan	—	—	—	—	(1,132)	5,037

Balance, end of year	14,390	$(150,556)	7,176	$(76,927)	2,942	$(13,099)

Comprehensive (Loss) Income
Net income		$60,666		$83,694		$123,107
Other comprehensive (loss) income per above		(85,621)		80,986		(9,986)

Comprehensive (loss) income		$(24,955)		$164,680		$113,121

Components of Accumulated Other Comprehensive (Loss) Income
Accumulated translation		$62,016		$66,418		$23,876
Net gain (loss) on derivative financial instruments, net of tax (expense) benefit of: 2005 — $(150); 2004 — $(106); 2003 — $6,709		262		177		(11,927)
Minimum pension liability		(127,704)		(46,400)		(72,740)

Balance, end of year		$(65,426)		$20,195		$(60,791)

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI, and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax, and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) to GE in the U.S. and Canada, respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions, and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON,” or the “Company” refer to IKON and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.

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

Revenue Recognition
      We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon credit approval, receipt of a signed sale or lease contract, and delivery. Generally, we do not offer any equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within net sales when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned (see Note 2).

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Supporting our objective to provide complete solutions to our customers, we generally bundle a service agreement with copier/printer equipment when sold. The typical agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. Revenue for each element of a bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from a higher level of management within our field services organization. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements.
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

Advertising
      Advertising costs are expensed the first time the advertisement is run. Advertising expense was $2,016, $3,518, and $4,810 for fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

Income Taxes
      Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established to reduce deferred taxes to the amount that is more likely than not to be realized due to items discussed in Note 14.

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

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Book Overdrafts
      We had $17,107, $92,968, and $13,310 of book overdrafts (outstanding checks on zero balance bank accounts that are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at September 30, 2005, 2004, and 2003, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

Supplier Allowances
      We receive allowances from our suppliers through a variety of programs and arrangements. Supplier allowances are recognized as a reduction of cost of goods sold.

Sale of Lease Receivables
      From time-to-time, we sell lease receivables to GE and other syndicators (the “Purchasers”). The lease receivables are removed from our balance sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control are accounted for as borrowings. Lease receivables are considered sold when they are transferred beyond the reach of our creditors, the Purchasers have the right to pledge or exchange the assets, and we have surrendered control over the rights and obligations of the lease receivables.

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

Equipment on operating leases	3-5 years
Production equipment	3-5 years
Furniture and office equipment	3-7 years
Capitalized software	3-10 years
Leasehold improvements	shorter of the asset life or term of lease
Buildings	20 years
      Maintenance and repairs are charged to operations; replacements and betterments are capitalized. We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation expense related to capitalized software was $16,922, $19,402, and $24,882 in fiscal 2005, 2004, and 2003, respectively.
      The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ future life. At September 30, 2005 and 2004, we had no significant asset retirement obligations.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, we perform a recoverability evaluation. If the evaluation indicates that the carrying amount of the asset is not recoverable from our undiscounted cash flows, then an impairment loss is measured by comparing the carrying amount of the asset to its fair value.
      Goodwill is tested at least annually for impairment utilizing a two-step method for determining goodwill impairment. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The fair value of the goodwill is then compared to the carrying amount to determine impairment. An impairment charge will be recognized only when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount.

Environmental Liabilities
      Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value (see Note 11).

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

Accounting for Stock-Based Compensation
      During fiscal 2005, the Company adopted SFAS 123(R), “Share Based Payment — Revised 2004” (“SFAS 123(R)”), using the modified retrospective transition method. Under this method, stock based employee compensation costs are recognized using the fair-value method for all options granted as of the beginning of the current fiscal year, October 1, 2004. Due to the date adopted, SFAS 123(R) allows the Company to record the quarterly expenses in the current fiscal year based on the amounts previously used in the footnote disclosure of SFAS 123 and then adjust to the actual expense for the year in the fourth quarter in the year of implementation. In addition, unvested stock options that were outstanding at October 1, 2004 will be recognized over the requisite service period based on the grant date fair value for those options that were previously calculated under the pro-forma disclosure under SFAS 123. Prior to the adoption of SFAS 123(R), the Company accounted for stock options in accordance with Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees.” Employee stock options were granted at the market price at dates of grant, which did not require us to recognize any compensation expense. Employee stock awards were and will continue to be expensed over the vesting period based on the market value of the shares awarded on the grant date of the award. The expense for both stock options and awards is based on the number of shares that are ultimately expected to vest and it has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
forfeitures differ from those estimates. In the Company’s pro forma information required by SFAS 123 for periods prior to October 1, 2004, the Company accounted for forfeitures as they occurred.
      In general, all options expire in 10 years (20 years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 15, 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense. The method used to expense stock options has been and continues to be a straight-line single-option approach. The expense is valued using the Black-Scholes option pricing model which is the same model used for the Company’s pro forma information required by SFAS 123.
      The Black-Scholes option-pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded shares, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with guidance set forth in SFAS 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
      Generally, employee stock awards vest over varying periods beginning as early as the date of issue and fully vest up to seven years later. In conjunction with the adoption of SFAS 123(R), the Company has changed the method used to expense employee stock awards from an accelerated multiple-option approach to the straight-line single-option approach. Awards granted prior to October 1, 2004 will continue to be expensed using the accelerated multiple-option approach.
      If we had elected to recognize compensation expense based on the fair value at the date of grant for options in fiscal years 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal Year Ended
	September 30

	2004	2003

Net income as reported	$83,694	$123,107
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(6,437)	(5,985)

Net income, as adjusted	$77,257	$117,122

Basic earnings per common share:
Net income as reported	$0.57	$0.85
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.04)	(0.04)

Basic earnings per common share, as adjusted	$0.53	$0.81

Diluted earnings per common share:
Net income as reported	$0.55	$0.79
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.04)	(0.04)

Diluted earnings per common share, as adjusted	$0.51	$0.75

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended September 30, 2005, the Company recorded pre-tax compensation expense associated with stock options and awards of $7,863 and $1,994, respectively. The corresponding income tax benefit due to the expensing of stock options and awards of $2,910 and $738, respectively, were recorded during fiscal 2005. The net expense for the current year reduced earnings per share by $0.03. Total compensation cost related to non-vested options and awards not yet recognized are estimated to be approximately $14,631 at September 30, 2005. These costs will be recognized through 2012 based on the requisite service periods of stock options and awards. The exact cost of these options and awards cannot be determined since certain awards include dividend features that will compound over time.

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

Pending Accounting Changes
      The United States Congress passed the American Jobs Creation Act of 2004 (the “AJCA”), which the President signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provision of the AJCA on income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on their plan for repatriation of foreign earnings for purposes of applying SFAS 109. As such, we may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between $0 and

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$137,500. The related potential range of income tax is between $0 and $8,100. Additional key provisions of the AJCA include a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses.
      In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recorded as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS 151, but we do not expect a material impact from the adoption of SFAS 151 on our consolidated financial position, results of operations, or cash flows.
      In December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We are currently evaluating the impact of SFAS 153, but we do not expect a material impact from the adoption of SFAS 153 on our consolidated financial position, results of operations, or cash flows.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.
      In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.
      In June 2005, the FASB issued FSP No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Union Directive on Waste Electrical and Electronic Equipment (“WEEE Directive”). Under the WEEE Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the WEEE Directive’s adoption into law by the applicable European Union member countries in which we have significant operations. The WEEE Directive is expected to be applicable for our U.K. operations during fiscal 2006; however, we do not expect there to be a material impact on our consolidated financial position, results of operations, or cash flows. The adoption of the WEEE Directive did not have a material impact on our

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial position, results of operations, or cash flows for the European Union countries that have already enacted the directive into country-specific laws.

2.	DIVESTITURE OF BUSINESSES
NORTH AMERICAN LEASING OPERATIONS

United States
      On December 10, 2003, we entered into a definitive asset purchase agreement with GE, as amended by the First Amendment dated March 31, 2004 (the “U.S. Agreement”), to sell to GE certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems and processes relating to our U.S. leasing operations, and to designate GE to be our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year U.S. Program Agreement to provide for the funding of our lease originations in the U.S. During the initial five-year term of the U.S. Program Agreement, we will receive an origination fee on all new leases underwritten by GE and income from the sharing of gains on certain lease-end activities. In addition, we will receive a fee from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end activities, but not the Preferred Fees.
      During fiscal 2004, we received $1,689,967 of proceeds from the U.S. Transaction. Immediately following the closing, GE repaid, on our behalf, $796,070 of outstanding balances under our U.S. asset securitization conduit financing agreements (the “U.S. Conduits”) from the proceeds of the U.S. Transaction. The proceeds from the U.S. Transaction and the repayment of the U.S. Conduits have been presented as if we made the repayment of the U.S. Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2004.
      During fiscal 2004, we incurred a loss of $12,125 from the U.S. Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the U.S. Transaction.
      During fiscal 2005, we received $7,217 of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction. Accordingly, we recognized a gain of $7,763 related to the additional proceeds received from GE and the reversal of contingencies previously recorded related to the U.S. Transaction of $546.

Canada
      On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and one of our wholly-owned subsidiaries (“IKON Canada”), entered into a definitive asset purchase agreement (the “Canadian Agreement”) with Heller Financial Canada, an affiliate of GE (“Heller”), to sell certain assets including, without limitation, servicing functions, facilities, systems and processes relating to our Canadian leasing operations, and to designate Heller to be our preferred lease financing source in Canada. On June 30, 2004, Heller assigned its rights and obligations under the Canadian Agreement to GE VFS Canada Limited Partnership (“GE Canada”) by executing an Assignment and Amendment Agreement among Heller, GE Canada, IKON, and IKON Office Solutions Northern Ltd., a Northwest Territory corporation. The sale of such assets pursuant to the Canadian Agreement was effective as of June 30, 2004, on which date IKON, GE Canada, and IKON Office Solutions Northern Ltd. entered into the Canadian Rider to the U.S. Program Agreement to provide for the funding of our lease originations in Canada. During the initial five-year term of the Canadian

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rider, we will receive an origination fee on all new leases underwritten by GE. The term of the Canadian Rider may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees.
      On June 30, 2004, we received $159,181 of initial proceeds from the Canadian Transaction.
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
      During fiscal 2004, we recognized a gain of $698 from the Canadian Transaction resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the Canadian Transaction. During fiscal 2005, we recorded a charge of $733 as a result of the completion of the closing balance sheet audit related to the Canadian Transaction.
      The Transactions qualify as a sale of business under the applicable accounting literature; however, due to our significant continuing involvement under the U.S. Program Agreement and the Canadian Rider, the sale of the U.S. and Canadian leasing businesses do not qualify as discontinued operations.
      Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables.
SALE OF FRENCH OPERATING SUBSIDIARY
      During fiscal 2005, we sold substantially all of our operations in France (the “French Sale”). We recognized a gain in the fourth quarter of fiscal 2005 of $10,110 from the French Sale resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the French Sale. We will continue to support key accounts and Pan European accounts, which focuses on large, multi-national accounts, through an ongoing presence in Paris.
SALE OF MEXICAN OPERATING SUBSIDIARY
      During fiscal 2005, we sold substantially all of our operations in Mexico (the “Mexican Sale”). We incurred a loss in the second quarter of fiscal 2005 of $6,734 from the Mexican Sale resulting from the difference between the carrying amount of assets sold and proceeds received and certain associated costs. We will continue to serve our national and multi-national customers in Mexico and operate our remanufacturing facility located in Tijuana.
OTHER DIVESTITURES
      During fiscal 2005, we sold two small U.S. business units that provided technology equipment and services to customers. As a result of these sales, we recognized a gain of $1,125.
      As a result of the above transactions, we recognized a net (gain) loss during fiscal 2005 and 2004 of $(11,531) and $11,427, respectively.
      On October 3, 2005, we sold our coffee vending business in the United Kingdom, Kafevend Group PLC (“Kafevend”) for £12,300. We currently expect to realize a gain during the first quarter of fiscal 2006 on the sale of Kafevend.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES PAYABLE AND LONG-TERM DEBT

Long-term Debt
      Long-term corporate debt consisted of:

	September 30

	2005	2004

Bond issue at stated interest rate of 6.75%, net of discount (2005 — $3,438; 2004 — $3,515), due 2025, effective interest rate of 6.85%	$260,304	$260,227
Bond issue at stated interest rate of 6.75%, net of discount (2004 — $2), due 2004, effective interest rate of 6.76%	—	56,659
Bond issue at stated interest rate of 7.30%, net of discount (2005 — $454; 2004 — $463), due 2027, effective interest rate of 7.34%	94,546	94,537
Convertible subordinated notes at stated interest rate of 5.00%, due 2007	53,242	290,000
Notes payable at stated interest rate of 7.25%, due 2008	94,835	94,835
Notes payable at stated interest rate of 7.75%, due 2015	225,000	—
Sundry notes, bonds and mortgages at average interest rate (2005 — 4.1%; 2004 — 5.76%), due 2004 — 2006	636	6,138
Present value of capital lease obligations (gross amount: 2005 — $893; 2004 — $2,790)	730	2,484

	729,293	804,880
Less: current maturities	1,137	63,023

	$728,156	$741,857

      Long-term non-corporate debt consisted of:

	September 30

	2005	2004

Lease-backed notes at average interest rate of 3.35% (2005) and 3.17% (2004), due 2004 — 2007	$332,233	$683,086
Asset securitization conduit financing at average interest rate of 6.53% (2005) and 6.53% (2004), due 2004 — 2007	124,122	129,668
Notes payable to banks at average interest rate: 4.86% (2005) and 4.47% (2004), due 2004 — 2008	9,422	3,868
Debt supporting unsold residual value, imputed interest rate of 3.7%	58,889	46,187

	524,666	862,809
Less: current maturities	299,359	439,941

	$225,307	$422,868

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Corporate debt and non-corporate debt matures as follows:

Fiscal Year	Corporate Debt	Non-Corporate Debt

2006	$1,137	$296,254
2007	53,464	160,588
2008	94,835	8,421
2009	—	514
2010	—	—
2011 — 2027	579,857	—
      The above table excludes the maturity of debt supporting unsold residual of $58,889 (see discussion below). Maturities of lease-backed notes are based on the contractual maturities of leases.
      During fiscal 2005, we purchased the following debt before its contractual maturity:

	Principal
	Amount	Settlement
	Purchased	Amount

Convertible subordinated notes at stated rate of 5.00%, due 2007	$236,758	$239,763
      As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $6,034, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2005. Our 6.75% notes due 2004 were paid upon maturity in November 2004. The balance of these notes at September 30, 2004 was $56,659.
      During October 2005, we redeemed the entire outstanding 5% convertible subordinated notes due 2007 (the “Convertible Notes”) at a redemption price of 102% of the principal amount plus applicable and unpaid interest incurring an additional loss of $1,650 from the early extinguishment of debt.
      During fiscal 2004, we purchased the following debt before its contractual maturity:

	Principal
	Amount	Settlement
	Purchased	Amount

Bond issue at rate of 6.75%, due 2004	$4,588	$4,730
Bond issue at rate of 9.75%, due 2004	7,500	7,628
Bond issue at rate of 7.25%, due 2008	255,165	282,611
Convertible Notes at stated rate of 5.00%, due 2007	10,000	10,300

	$277,253	$305,269

      As a result of these repurchases and the termination of the U.S. Conduits and the $300,000 unsecured credit facility, we recognized a loss, including the write-off of unamortized costs, of $35,906, which is included in loss from early extinguishment of debt, in the consolidated statements of income for the year ended September 30, 2004.
      In addition to the early extinguishment of $7,500 of the 2004 Notes during fiscal 2004, we repaid the outstanding $27,214 balance of the 2004 Notes upon maturity in June 2004.
      In December 1995, we issued $300,000 of notes payable (the “2025 Notes”) with an interest rate of 6.75%, which mature on December 1, 2025. Interest is paid on the 2025 Notes semi-annually in June and December.
      In October 1997, we issued $125,000 of notes payable (the “2027 Notes”) with an interest rate of 7.30%, which mature on November 1, 2027. Interest is paid on the 2027 Notes semi-annually in May and November.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2002, we issued $300,000 of Convertible Notes with an interest rate of 5.0%, which were due on May 1, 2007. The Convertible Notes were convertible into shares of our common stock at any time before maturity at a conversion price of $15.03 per share. Interest was paid on the Convertible notes semi-annually. During fiscal 2005 and 2004, we early extinguished $236,758 and $10,000, respectively, of these notes as discussed above and redeemed the remaining balance in October 2005.
      In June 2003, we issued $350,000 of notes payable (the “2008 Notes”) with an interest rate of 7.25% (7.43% yield including the original issue discount), which mature on June 30, 2008. Interest is paid on the 2008 Notes semi-annually in June and December. During fiscal 2004, we early extinguished $255,165 of these notes as discussed above.
      In September 2005, we issued $225,000 of notes payable (the “2015 Notes”) with an interest rate of 7.75%, which mature in September 2015. Interest is paid on the 2015 Notes semi-annually on March and September of each year, beginning March 2006.

Lease-Backed Notes
      IKON Receivables Funding, LLC (“IRF”), a wholly-owned subsidiary, issued Series 2002-1 and 2003-1 lease-backed notes (the “Notes”) as described below:

			Principal	Principal Amount
		Issuance	Issuance	Outstanding at		Stated Maturity
Series	Notes	Date	Amount	September 30, 2005	Interest Rate	Date

2002-1	Class A-1	05/30/02	$171,000	$—	2.044%	June 2003
	Class A-2	05/30/02	46,000	—	2.91%	February 2005
	Class A-3	05/30/02	266,400	—	3.90%	October 2006
	Class A-4	05/30/02	151,400	85,410	4.68%	November 2009

	Sub-Total		634,800	85,410

2003-1	Class A-1	04/23/03	253,200	—	1.30813%	May 2004
	Class A-2	04/23/03	26,700	—	1.68%	November 2005
	Class A-3a	04/23/03	206,400	43,719	LIBOR + 0.24%	December 2007
	Class A-3b	04/23/03	206,400	43,719	2.33%	December 2007
	Class A-4	04/23/03	159,385	159,385	3.27%	July 2011

	Sub-Total		852,085	246,823

	Total		$1,486,885	$332,233

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
      The Lease Receivables, including the Equipment, were transferred to the Issuer and the Lease Receivables were pledged by the Issuer to the applicable indenture trustee (the “Trustee”) in accordance with the terms of the assignment and servicing agreement applicable to each series of Notes. The Notes are secured solely by the Asset Pool and have no right, title, or interest in the Equipment. The sole sources of funds available for payment of the Notes are the Asset Pool and any applicable reserve account established in

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accordance with each applicable indenture and financial guarantee insurance policy. The Trustee has no right, title, or interest in the residual values of any of the Equipment except to the extent of the Issuer’s limited security interest with respect to recoveries on non-performing Leases.
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
      In December 2001, we issued lease-backed notes (the “Other Notes”). The Other Notes have a stated maturity of September 15, 2008 and pay an average yield of 5.06%. The Other Notes are collateralized by a pool of office equipment leases or contracts and related assets (the “Other Leases”) acquired or originated by us (together with the equipment financing portion of each periodic lease or rental payment due under the Other Leases on or after the related transfer date) and all related casualty payments, retainable deposits and termination payments. Payments on the Other Notes are made from payments on the Other Leases. The Other Notes have certain credit enhancement features available to the holders of our notes, including a reserve account and an over collateralization account. The Other Notes bear interest from the related issuance date. The variable rate Other Notes have been fixed at 4.180% through interest rate swaps.
      During fiscal 2005, we repaid $350,852 of our leased-back notes. During fiscal 2004, GE assumed $261,355 of our lease-backed notes as part of the U.S. Transaction.

Asset Securitization Conduit Financing Agreements — North America
      Immediately following the closing of the U.S. and Canadian Transactions, GE repaid on our behalf, $796,070 and $63,677 of outstanding balances under our U.S. and Canadian Conduits, respectively, from the proceeds of the Transactions. The proceeds from the Transactions and the repayment of the U.S. and Canadian Conduits have been presented as if we made the repayments of the U.S. and Canadian Conduits directly to the lenders as a financing activity in our consolidated statement of cash flows for fiscal 2005. The U.S. and Canadian Conduits were terminated on March 31, 2004 and June 30, 2004, respectively.

Asset Securitization Conduit Financing Agreements — United Kingdom
      IKON Capital PLC, our leasing subsidiary in the United Kingdom maintains a revolving asset securitization conduit financing agreement (the “U.K. Conduit”). As of September 30, 2005 and 2004, we had approximately $26,471 and $24,788, respectively, available under the U.K. Conduit. During fiscal 2005, we borrowed $6,720 and repaid $9,046 in connection with the U.K. Conduit. During fiscal 2004, we borrowed $134,123 and repaid $139,253 in connection with a former U.K. conduit and the existing U.K. Conduit.

Debt Supporting Unsold Residual Value
      Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At September 30, 2005 and 2004, we had $58,889 and $46,187, respectively, of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt relates to $44,943 and $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at September 30, 2005 and 2004, respectively. An additional $12,428 of this debt relates to equipment on operating leases that have been funded by GE. Accordingly, the balance of this debt is comprised of the following three components:

•	We have transferred $35,145 of lease receivables to GE for which we have retained all of the risks of ownership at September 30, 2005. This balance was $14,665 at September 30, 2004.

•	We have transferred lease receivables to GE for which we have retained all of the risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At September 30, 2005 and 2004, we had recorded $9,798 and $30,883, respectively, of debt and associated residual value.

•	We have $12,428 of debt related to equipment on operating leases that have been funded by GE.
      We imputed interest at a rate of 3.7% and recorded $879 and $639 of interest expense related to this debt during fiscal 2005 and 2004, respectively. Upon the end of the lease term or repurchase of the lease, whichever comes first, we will reverse the unsold residual value and related debt as the underlying leases mature and any differential will be recorded as a gain on the extinguishment of debt. As of September 30, 2005, this differential was $1,518.

Capital Lease Obligations
      Capital lease obligations and mortgages are collateralized by property and equipment that had a net book value of $730 at September 30, 2005.

Credit Facility
      We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at September 30, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries, and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income, and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
      The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans, and certain restricted payments. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type.

Letters of Credit
      We have certain commitments available to us in the form of lines of credit that are net of standby letters of credit. As of September 30, 2005, we had $182,624 available under lines of credit, including the $166,158 available under the Credit Facility and had open standby letters of credit totaling $33,842. These letters of credit are supported by the Credit Facility. All letters of credit expire within one year.

Interest Payments
      We made interest payments of $58,683, $61,037, and $52,617 during fiscal 2005, 2004, and 2003, respectively.

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

	2005	2004

Trade receivables from GE, including amounts unbilled	$150,047	$215,740
Trade receivables from other customers	447,517	441,638

Total trade receivables	597,564	657,378
Other	80,749	89,799

	$678,313	$747,177

      Amounts unbilled to GE represent equipment sales in which revenue recognition requirements have been achieved, however, funding documentation is in transit and has not been received by GE.
      The following are the changes in the allowance for doubtful accounts (included those related to discontinued operations) during the fiscal years ended September 30, 2005, 2004, and 2003:

	Balance at		Write-Offs,	Balance at
	Beginning of		Net of	End of
September 30	Year	Charged to Expense	Recoveries	Year

2005	$7,224	$13,899	$8,839	$12,284
2004	6,894	7,642	7,312	7,224
2003	10,278	8,437	11,821	6,894

5.	LEASE RECEIVABLES
      Our wholly-owned finance subsidiaries are engaged in purchasing office equipment and leasing the equipment to customers under direct financing leases.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Components of lease receivables, net, are as follows:

	September 30

	2005	2004

Gross receivables	$732,767	$1,203,785
Unearned income	(110,315)	(197,559)
Unguaranteed residuals	160,427	210,981
Lease default reserve	(6,613)	(6,446)

Lease receivables, net	776,266	1,210,761
Less: current portion	317,928	457,615

Long-term lease receivables, net	$458,338	$753,146

      The lease default balances at September 30, 2005 and 2004, relate to our European lease portfolio.
      As a result of the Transactions discussed in Note 2, we sold $2,027,832 of our lease receivables related to IOSC and IKON Canada to GE during fiscal 2004. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which management believes is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends. In addition, during fiscal 2005 and 2004, we sold $249,083 and $383,381, respectively, of our lease receivables to GE and other syndicators in other transactions as discussed in Note 6.
      At September 30, 2005, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years are as follows: 2006 — $333,639; 2007 — $237,885; 2008 — $105,778; 2009 — $43,418; 2010 — $11,543; and thereafter — $504.
      Our U.S. Conduits were terminated upon execution of the U.S. Transaction on March 31, 2004 (see Notes 2 and 3 for further detail regarding the U.S. Conduits). During fiscal 2004, we entered into revolving asset securitization transactions whereby we pledged $361,952 of lease receivables for $306,134 in cash.
      Our Canadian Conduit was terminated upon execution of the Canadian Transaction on June 30, 2004 (see Notes 2 and 3 for further detail regarding the Canadian Conduit). During fiscal 2004, we entered into revolving asset securitization transactions whereby we pledged $14,278 of lease receivables for $12,136 in cash.
      The U.K. Conduit, which allows us to receive up to £85,000 of cash, was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. As of September 30, 2005, we pledged or transferred $156,869 in financing lease receivables as collateral for the outstanding U.K. Conduit balance of $123,529. As of September 30, 2004, we pledged or transferred $152,274 in financing lease receivables as collateral for the outstanding U.K. Conduit balance of $128,536.
      As of September 30, 2005, IKON Capital PLC had approximately $26,471 available under the U.K. Conduit. The U.K. Conduit names IKON Capital PLC as the initial servicer of the lease portfolios.
      Future minimum lease payments to be received under operating leases for each of the succeeding fiscal years are as follows: 2006 — $10,289; 2007 — $8,661; 2008 — $4,903; 2009 — $2,366; 2010 — $1,030; and thereafter — $142.

6.	SALE OF LEASE RECEIVABLES
      Under the U.S. Program Agreement, the Canadian Rider, and agreements with other syndicators, from time-to-time we may sell customer lease receivables. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.
      During fiscal 2005 and 2004, we sold $249,083 and $383,381, respectively, of lease receivables for cash proceeds in transactions to GE and other syndicators. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.

7.	UNSOLD RESIDUAL VALUE
      Due mainly to certain provisions within our agreements with GE and other lease syndicators, which do not allow us to recognize the sale of the residual value in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE and the syndicators for the residual value. This debt will not be repaid unless required under the applicable agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year.
      At September 30, 2005 and 2004, we had $46,461 and $46,187, respectively, of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt related to $44,943 and $45,548 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at September 30, 2005 and 2004, respectively. Accordingly, the balance of this debt is comprised of the following two components:

•	We have transferred $35,145 of lease receivables to GE for which we have retained all of the risks of ownership at September 30, 2005. This balance was $14,665 at September 30, 2004.

•	We have transferred lease receivables to GE for which we have retained all of the risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At September 30, 2005 and 2004, we had recorded $9,798 and $30,883, respectively, of debt and associated residual value.
      For additional information regarding debt supporting unsold residual value, see Note 3.

8.	PROPERTY AND EQUIPMENT
      Property and equipment, at cost, consisted of:

	September 30

	2005	2004

Land	$1,484	$1,638
Buildings and leasehold improvements	60,584	66,929
Production equipment	32,318	44,513
Furniture and office equipment	153,115	181,981
Capitalized software	203,464	190,860

	450,965	485,921
Less: accumulated depreciation	306,656	321,789

	$144,309	$164,132

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	GOODWILL
      Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total

Goodwill at September 30, 2004	$949,138	$337,426	$1,286,564
Sale of business	—	(9,806)	(9,806)
Translation adjustment	8,899	(7,872)	1,027

Goodwill at September 30, 2005	$958,037	$319,748	$1,277,785

      Changes in the goodwill balance since September 30, 2004 are attributable to foreign currency translation adjustments and the result of the French Sale (discussed in Note 2).
      As of September 30, 2005, we had no intangible assets other than goodwill, except those related to our defined benefit plans.

10.	LEASES
      Equipment acquired under capital leases is included in property and equipment in the amount of $2,538, $5,889, and $6,211, in fiscal 2005, 2004, and 2003, respectively, and the related amounts of accumulated amortization are $1,807 and $3,597 in fiscal 2005 and 2004, respectively. Related obligations are in long-term debt and related amortization is included in depreciation expense.
      At September 30, 2005, future minimum lease payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2006 — $94,100; 2007 — $77,328; 2008 — $47,783; 2009 — $31,192; 2010 — $22,261; and thereafter — $41,865.
      Total rental expense was $83,041, $93,434, and $100,233 in fiscal 2005, 2004, and 2003, respectively.
      In fiscal 2003, we entered into a sale-leaseback transaction with respect to our corporate offices in Malvern, Pennsylvania. The building had a net book value of $18,451 and was sold for $22,300. We entered into a ten-year operating lease for the building with a third party. The gain from the sale-leaseback was deferred and will be amortized as a reduction of rental expense over the life of the operating lease agreement. At September 30, 2005, we had $2,083 of deferred gain recorded in the consolidated balance sheets.

11.	CONTINGENCIES
      We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,710 and $7,928 as of September 30, 2005 and September 30, 2004, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.
      The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities. We have not recorded any potential third party recoveries. Cost sharing arrangements are in place with other potentially responsible parties at sites located in Wallingford, Connecticut, Rockford, Illinois, and Los Angeles, California. The Company paid 60% of the costs associated with the remedial work performed at the Wallingford, Connecticut (Coastcast) site. Active groundwater remediation has been successfully completed. Additional monitoring activities are proposed for the site including soil vapor and residues. The Company agreed to pay 7.5% of the costs associated with the remedial work to be performed at the Rockford, Illinois (Ipsen) site. The State of Illinois intends to bring a motion to enter a consent decree in fiscal 2005 that, if entered, will resolve the Company’s liability at the site. An interim cost-sharing arrangement at the Los Angeles, California (Welbilt) site allocates 30% of the costs to the Company. The parties have retained a joint consultant engaged on the parties’ behalf in final remediation activities. In addition to these cost-sharing arrangements, the Company may also incur legal and technical consulting fees at these sites. The Company previously had a cost-sharing agreement, but has now settled its liability at the Barkhamsted, Connecticut site, subject to certain contingency reservations, for a one-time payment to a Connecticut municipal authority. The Company also previously had a cost-sharing agreement at a site in Bedford Heights, Ohio. Final action was taken by the Ohio EPA in December 2004, confirming completion of remedial work at the Bedford Heights site. We may incur limited counsel and/or environmental consultant fees to monitor both of these sites in the years to come. In addition to the sites with formalized cost-sharing arrangements, the Company is also involved in a number of other environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws.
      During fiscal 2005 and 2004, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations. For the fiscal years ending September 30, 2005, 2004, and 2003, payments related to these obligations were $290, $406, and $498, respectively, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements, and other actions to comply with environmental laws and regulations.
      We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of September 30, 2005 and 2004, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,922 and $12,384, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.
      We received notice of possible additional taxes due related to international matters. We believe they will not materially affect our consolidated financial statements.
      We recognize a liability related to certain guarantees for the fair value, or market value, of the obligation we assume.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at September 30, 2005 was $274,209. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $203 at September 30, 2005. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which management believes is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends.
      We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of September 30, 2005, the maximum amount that we would be required to pay the lender is $3,150.
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
      If any person actually acquires 15% or more of the shares of common stock, other than through a tender or exchange offer for all shares of common stock that provides a fair price and other terms for such shares, or if a 15% or more shareholder engages in certain “self-dealing” transactions or engages in a merger or other business combination in which we survive and shares of our common stock remain outstanding, the other shareholders will be able to exercise the Rights and buy shares of our common stock having twice the value of the exercise price of the Rights. The Rights Plan allows shareholders, upon action by the Board of Directors, to exercise their Rights for 50% of the shares of common stock otherwise purchasable upon surrender to us of the Rights.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Board of Directors may, at its option, redeem the Rights for $0.01 per Right.
      The Rights, in general, may be redeemed at any time prior to the tenth day following public announcement that a person has acquired a 15% ownership position in shares of our common stock.
      In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”). From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the 2004 Plan. During fiscal 2005, we repurchased 8,437 shares of our outstanding stock for $86,616 under the 2004 Plan. At September 30, 2005, we had $85,810 remaining under the 2004 Plan. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and, (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
      From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares.

13.	EARNINGS PER COMMON SHARE
      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	September 30

	2005	2004	2003

Numerator:
Numerator for basic earnings per common share — income from continuing operations	$73,195	$88,309	$127,406
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2005 — $4,931; 2004 — $5,596; 2003 — $5,662	7,553	9,228	9,338

Numerator for diluted earnings per common share — net income from continuing operations	$80,748	$97,537	$136,744

Denominator:
Denominator for basic earnings per common share — weighted average common shares	139,890	146,634	145,216
Effect of dilutive securities:
Convertible Notes	16,613	19,726	19,960
Employee stock awards	378	329	304
Employee stock options	810	2,593	2,322

Dilutive potential common shares	17,801	22,648	22,586
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	157,691	169,282	167,802

Basic earnings per common share from continuing operations	$0.52	$0.60	$0.88

Diluted earnings per common share from continuing operations	$0.51	$0.58	$0.81

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Options to purchase 7,388, 5,110, and 8,098 shares of common stock were outstanding during fiscal 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
      For additional disclosures regarding employee stock options, see Notes 1 and 19.

14.	TAXES ON INCOME
      Provision for income taxes from continuing operations:

	Fiscal Year Ended September 30

	2005		2004		2003

	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$115,404	$(89,711)	$292,937	$(266,131)	$(9,338)	$69,092
Foreign	14,414	(12,015)	5,525	(2,721)	7,005	4,217
State	4,909	(1,246)	21,226	(20,528)	1,291	5,277

Taxes on income	$134,727	$(102,972)	$319,688	$(289,380)	$(1,042)	$78,586

      The components of deferred income tax assets and liabilities were as follows:

	September 30

	2005	2004

Deferred tax assets:
Accrued liabilities, accounts receivable, and inventory	$176,546	$132,360
Net operating loss and capital loss carryforwards	53,072	51,257
Tax credit carryforwards	165	1,237
Other	2,901	1,324

Total deferred tax assets	232,684	186,178
Valuation allowance	30,946	29,162

Net deferred tax assets	201,738	157,016

Deferred tax liabilities:
Depreciation and lease income recognition	$167,025	$279,626

Total deferred tax liabilities	167,025	279,626

Net deferred tax assets (liabilities)	$34,713	$(122,610)

      The overall reduction of the net deferred tax liabilities was primarily associated with the exit of our North American leasing operations described in Note 2. The tax basis in the retained U.S. lease portfolio was lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the run-off of the retained U.S. lease portfolio resulted in a reduction to the deferred tax liabilities and an increase in income tax payments. Net income tax payments (refunds) were $92,291, $356,374, and $(1,758) in fiscal 2005, 2004, and 2003, respectively.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net operating loss carryforwards consist primarily of state carryforwards of $340,451, principally expiring in fiscal 2006 through 2025 and foreign carryforwards of $58,622, principally expiring in fiscal 2006 through 2020.
      We recorded total tax benefits of $2,127 during fiscal 2005, associated with the deferral of depreciation expense for tax purposes in Ireland. This includes $1,345 of benefits related to depreciable assets purchased in fiscal 2004. During fiscal 2005, we deferred the deduction of Irish tax depreciation expense, in accordance with Irish tax law, until fiscal 2006 when the Irish rate increases to 12.5%.
      During fiscal 2005, we recorded a valuation allowance of $1,536 against net operating losses generated in certain foreign jurisdictions, primarily France and Mexico.
      During fiscal 2005, the tax benefit related to the Mexican Sale, as described in Note 2, was limited to $1,750 since capital losses can only be used to offset capital gains. Since the tax basis in the Mexican investment was higher than the book basis, an additional tax benefit of $7,969 was generated. This benefit was offset by a valuation allowance due to capital loss limitations.
      During fiscal 2005, we recorded a tax benefit of $3,539 associated with the reversal of the valuation allowances on the French Sale, as described in Note 2. Since the tax basis in the French investment was higher than the book basis, an additional tax benefit of $7,876 was generated. This benefit was offset by a valuation allowance due to capital loss limitations.
      During fiscal 2005, $11,388 of deferred tax assets, primarily representing net operating loss carryforwards, were reversed, as they could no longer be utilized. This had no impact on our effective tax rate as the amounts were offset by valuation allowances.
      We recorded a tax benefit of $21,340 during fiscal 2004, associated with the reversal of valuation allowances as a result of the tax gain generated by the U.S. Transaction, described in Note 2, which allowed us to utilize state net operating loss carryforwards during fiscal 2004 and fiscal 2005.
      We recorded a tax benefit of $6,123 during fiscal 2004, associated with the reversal of valuation allowances as a result of improved financial performance achieved by our Canadian operations which will allow for utilization of the Canadian net operating loss carryforwards prior to expiration dates in future periods.
      During fiscal 2004, we recorded a valuation allowance of $4,222 against net operating losses generated in France and Mexico.
      During fiscal 2004, $7,639 of deferred tax assets, primarily representing net operating loss carryforwards and tax credits, were reversed, as they could no longer be utilized. This had no impact on our effective tax rate as the amounts were offset by valuation allowances.
      During fiscal 2004, we recorded additional tax expense of $10,345 from a combination of recording additional reserves for state tax exposures and settling tax audits.
      Pre-tax income from domestic and foreign operations was $83,506 and $21,444, respectively, in fiscal 2005; $101,515 and $17,102, respectively, in fiscal 2004, and $174,985 and $29,965, respectively, in fiscal 2003.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense from continuing operations is as follows:

	Fiscal Year Ended September 30

	2005	2004	2003

Tax at statutory rate	$37,010	$41,516	$71,732
State income taxes, net of U.S. federal tax benefit	4,917	5,289	5,022
Net (decrease) increase in tax reserves	(691)	10,345	—
Valuation allowance changes	(2,674)	(23,241)	2,486
Foreign, including credits	(5,118)	(1,423)	(231)
Other	(1,689)	(2,178)	(1,465)

	$31,755	$30,308	$77,544

      Undistributed earnings of our foreign subsidiaries were approximately $139,500 at September 30, 2005. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes. See Note 1 regarding the impact of the AJCA.

15.	SEGMENT REPORTING
      SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and for assessing performance.
      We have identified the IKON North America Copier Business, the IKON North America Outsourcing Business and IKON Europe (“IE”) as our three operating segments. We report information about our operating segments based on the structure of our internal organization and the way our chief operating decision maker, our Chief Executive Officer, organizes the segments within the enterprise for making operating decisions, assessing performance and allocating resources and management responsibility. We determined that our IKON North America Copier and IKON North America Outsourcing businesses have similar economic characteristics and, as such, we have aggregated IKON North America Copier and IKON North America Outsourcing into one reportable segment referred to as IKON North America (“INA”).
      Our two reportable segments, INA and IE, each provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services; however, we believe they do not meet all of the aggregation criteria to be reported as one segment. These segments also include our captive finance subsidiaries in North America (including those now divested) and Europe, respectively.
      The accounting policies for both INA and IE are the same as those described in the summary of significant accounting policies in Note 1. The table below presents segment information from continuing operations for the fiscal years ended September 30, 2005, 2004, and 2003:

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total

Year Ended September 30, 2005
Net sales	$1,668,287	$294,980	$—	$1,963,267
Services	2,074,392	234,374	—	2,308,766
Finance income	78,066	27,206	—	105,272
(Gain) on divestiture of businesses, net	(1,421)	(10,110)	—	(11,531)
Restructuring and asset impairments	9,424	—	1,119	10,543
Operating income (loss)	360,687	39,649	(244,339)	155,997
Loss from early extinguishment of debt, net	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	(52,401)	(52,401)

Income from continuing operations before taxes on income	$360,687	$39,649	$(295,386)	$104,950

Year Ended September 30, 2004
Net sales	$1,708,470	$280,294	$—	$1,988,764
Services	2,076,981	226,572	—	2,303,553
Finance income	247,568	25,823	—	273,391
Loss on divestiture of businesses, net	11,427	—	—	11,427
Operating income (loss)	436,699	25,286	(259,403)	202,582
Loss from early extinguishment of debt, net	—	—	35,906	35,906
Interest income	—	—	3,259	3,259
Interest expense	—	—	(51,318)	(51,318)

Income from continuing operations before taxes on income	$436,699	$25,286	$(343,368)	$118,617

Year Ended September 30, 2003
Net sales	$1,736,350	$253,495	$—	$1,989,845
Services	2,075,202	207,916	—	2,283,118
Finance income	365,264	22,929	—	388,193
Operating income (loss)	455,630	25,830	(208,292)	273,168
Loss from early extinguishment of debt, net	—	—	19,187	19,187
Interest income	—	—	1,512	1,512
Interest expense	—	—	(50,543)	(50,543)

Income from continuing operations before taxes on income	$455,630	$25,830	$(276,510)	$204,950

      Reconciliation of segment assets, depreciation expense from continuing operations, and expenditures for fixed assets from continuing operations to consolidated assets, depreciation expense from continuing opera-

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tions, and expenditures for fixed assets from continuing operations for the years ended September 30, 2005, 2004, and 2003 is as follows:

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total

Year Ended September 30, 2005
Segment assets	$2,261,502	$821,642	$748,675	$3,831,819
Depreciation expense from continuing operations	48,379	7,542	17,189	73,110
Expenditures for fixed assets from continuing operations	60,942	9,698	1,509	72,149
Year Ended September 30, 2004
Segment assets	$2,855,113	$843,676	$819,624	$4,518,413
Depreciation expense from continuing operations	51,386	8,240	22,268	81,894
Expenditures for fixed assets from continuing operations	80,262	9,916	6	90,184
Year Ended September 30, 2003
Segment assets	$5,174,006	$774,829	$651,772	$6,600,607
Depreciation expense from continuing operations	68,240	7,337	25,394	100,971
Expenditures for fixed assets from continuing operations	83,645	10,035	30,681	124,361
      Our INA segment assets at September 30, 2005 decreased compared to September 30, 2004 due mainly to the continued run-off of the retained U.S. lease portfolio.
      Our INA segment assets at September 30, 2004, decreased significantly compared to September 30, 2003 as a result of the Transactions.
      The following is revenue from continuing operations and long-lived asset information by geographic area for the years ended and as of September 30:

	2005	2004	2003

Revenues
United States	$3,592,387	$3,799,004	$3,949,061
United Kingdom	388,860	361,883	339,425
Canada	207,280	213,402	199,950
Other	188,778	191,419	172,720

	$4,377,305	$4,565,708	$4,661,156

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Long-Lived Assets
United States	$1,135,016	$1,164,372	$1,103,331
United Kingdom	280,752	288,319	267,525
Canada	155,981	148,457	133,886
Other	70,823	95,264	95,361

	$1,642,572	$1,696,412	$1,600,103

      Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill, and other assets. Long-term receivables in the amount of $2,995, $3,609, and $6,034 in fiscal 2005, 2004, and 2003, respectively, have been included in other assets on the consolidated balance sheets, but are excluded from total long-lived assets above.

16.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans
      We sponsor defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
      All U.S. employees hired before July 1, 2004 are eligible to participate in the U.S. defined benefit pension plans covering active employees (together with the Directors’ Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants will no longer accrue benefits under these plans. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year, are reflected in the subsequent financial year. As a result of the freezing of the U.S. Plans, we will record a curtailment charge of $2,852 during the first quarter of fiscal 2006.
Required Pension Information — June 30, 2005 Measurement Date
      The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Service cost	$28,490	$3,899	$28,898	$4,107	$24,406	$3,332
Interest cost on projected benefit obligation	32,869	3,839	30,327	3,159	28,496	2,462
Expected return on assets	(31,476)	(3,736)	(24,037)	(2,911)	(21,683)	(2,575)
Amortization of net obligation	—	642	—	710	(1,252)	352
Amortization of prior service cost	566	6	566	5	566	—
Recognized net actuarial loss	7,943	—	10,030	175	3,720	14
Amortization of transition amount	—	37	—	36	—	—

Net periodic pension cost	$38,392	$4,687	$45,784	$5,281	$34,253	$3,585

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumptions used to determine net periodic benefit cost for the company-sponsored defined benefit pension plans were:

	Fiscal Year Ended September 30

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.3%	5.8%	6.0%	5.7%	7.2%	6.4%
Rates of increase in compensation levels	3.0	4.0	3.0	4.0	4.0	4.0
Expected long-term rate of return on assets	8.5	8.0	8.5	8.0	8.5	7.6
      Assumptions used to determine benefit obligations as of the end of each fiscal year for the company-sponsored defined benefit pension plans were:

	Ended September 30

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	5.2%	5.1%	6.3%	5.8%	6.0%	5.7%
Rates of increase in compensation levels	3.0	4.0	3.0	4.0	3.0	4.0
      The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans were:

	September 30

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Change in Benefit Obligation
Benefit obligation at beginning of year	$524,833	$62,289	$514,219	$50,083
Service cost	28,490	3,899	28,898	4,107
Interest cost	32,869	3,839	30,327	3,159
Actuarial loss (gain)	148,542	19,060	(30,683)	695
Benefits paid	(18,166)	(1,448)	(18,211)	(1,103)
Special termination benefits	—	—	283	—
Employee contributions	—	348	—	364
Translation adjustment	—	(14)	—	4,984

Benefit obligation at end of year	$716,568	$87,973	$524,833	$62,289

Change in Plan Assets
Fair value of plan assets at beginning of year	$364,061	$44,770	$251,263	$32,911
Actual return on plan assets	21,439	7,074	42,219	4,858
Employer contribution	40,392	3,716	92,569	4,931
Employee contributions	—	348	—	364
Expenses	(4,148)	(912)	(3,779)	(811)
Benefits paid	(18,166)	(1,448)	(18,211)	(1,103)
Translation adjustment	—	149	—	3,620

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Fair value of plan assets at end of year	$403,578	$53,697	$364,061	$44,770

Funded status	$(312,990)	$(34,276)	$(160,772)	$(17,519)
Unrecognized net actuarial loss	275,233	31,782	120,446	16,113
Unamortized transition amount	—	799	—	853
Unrecognized prior service cost	2,898	69	3,465	69

Net amount recognized	$(34,859)	$(1,626)	$(36,861)	$(484)

Amounts recognized on the consolidated balance sheet
Accrued benefit obligation	$(223,812)	$(24,190)	$(103,600)	$(13,005)
Deferred taxes	73,492	6,555	24,993	3,480
Intangible asset	2,898	868	3,465	922
Accumulated other comprehensive loss	112,563	15,141	38,281	8,119

Net amount recognized	$(34,859)	$(1,626)	$(36,861)	$(484)

      The increase in the actuarial losses is due primarily from the impact of the decrease in the weighted average discount rates from fiscal 2004 to fiscal 2005.
      When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in other comprehensive income within Shareholders’ Equity. In fiscal 2005 and fiscal 2004, there was an increase (decrease) to the minimum pension liability in the U.S. Plans included in other comprehensive income of $74,282 and $(34,459), respectively. In fiscal 2005 and fiscal 2004 there was an increase to the minimum pension liability to the Non-U.S. Plans included in other comprehensive income of $7,022 and $8,119, respectively. These increases (decreases) were primarily due to the impact of changes in the discount rates, partially offset by the impact of contributions to the plans.
      On August 1, 2005, 1,782,000 shares of IKON Office Solutions common stock were divested from the U.S. Plans. As of September 30, 2005, the U.S. Plans no longer have investments in our common stock. As of September 30, 2005 and 2004, our plans’ assets were allocated as follows:

	September 30

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Percentage of Plan Assets
Equity securities	72%	72%	81%	76%
Debt securities	18	20	16	17
Other, primary cash/cash equivalents	10	8	3	7

	100%	100%	100%	100%

      The primary objective underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The investment policy and the associated investment practices must comply with all applicable laws and regulations.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The investment policy establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between risk and return. The interaction between plan assets and benefit obligations is periodically reviewed to assist in the establishment of strategic asset allocation targets. Our current asset allocation targets for fiscal 2005 are to have 70%-85% in equity securities, 13%-23% in debt securities, and 2%-8% in other investments, primarily cash and cash equivalents.
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
      For the U.S. Plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $716,568, $627,390, and $403,578, respectively, at September 30, 2005, and $524,833, $467,661, and $364,061, respectively, at September 30, 2004.
      For the Non U.S. Plans, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $87,973, $77,924, and $53,697, respectively, at September 30, 2005, and $47,025, $43,908, and $33,032, respectively, at September 30, 2004.
      We expect to make contributions in fiscal 2006 to our U.S. Plans and Non-U.S. Plans of approximately $1,500 and $3,500, respectively, excluding any voluntary contributions we may make.
      In the future, we expect to make the following benefit payments to participants:

	U.S.	Non-U.S.
	Plans	Plans

Fiscal year:
2006	$18,055	$1,180
2007	18,941	1,272
2008	19,209	1,409
2009	19,586	1,556
2010	20,115	1,733
2011 — 2015	116,222	13,073
Supplemental Pension Information - July 2005 Measurement Date - U.S. Plans
      Because our pension plan information is based on a June 30 measurement date, our financial statements reflect the status of our pension plans as of June 30. However, because of the significance of the impact of freezing the U.S. Plans (a curtailment that will be accounted for in fiscal 2006), we have also provided below certain selected financial information representing an estimate of the status of our pension plans using a July 2005 measurement date, the period in which the Company’s Board of Directors approved the freezing of the U.S. Plans. The additional financial information should be read supplementally to the required disclosures under SFAS 87, “Employers’ Accounting for Pensions,” which is presented above.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 2005	July 2005
	Measurement Date	Measurement Date	Change

U.S. Plans
Projected benefit obligation at end of year	$716,568	$602,502	$(114,066)
Accumulated benefit obligation	627,390	602,502	(24,888)
Funded status	(312,990)	(187,447)	125,543
Unrecognized net actuarial loss	275,233	145,236	(129,997)
      In addition, the discount used to determine the benefit obligation at September 30, 2005, would have increased from 5.2% to 5.4%. For purposes of determining the fiscal 2006 pension expense of the U.S. Plans, the discount rate utilized will be 5.4%.

Defined Contribution Plan
      Many of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 25% of regular compensation before taxes in fifteen different investment funds. We provide a matching contribution to an amount equal to 50% of the employees’ contributions, up to 6% of regular compensation, for a maximum match of 3%. Effective January 1, 2006, we will increase the employer match of the U.S. defined contribution plan for participants who were hired prior to July 1, 2004 based on a scale commensurate with years of service. Participants are permitted to elect to allocate our matching contribution in various investment options including those of our common stock. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the plan was $16,710, $17,372, and $17,858 in fiscal 2005, 2004, and 2003, respectively.

Long-Term Incentive Compensation Plan
      We have a Long-Term Incentive Compensation Plan (“LTIP”) pursuant to which key management employees have been granted performance-based awards, which are earned upon achieving predetermined performance objectives during three-year intervals, and time-based restricted stock awards, which are earned upon the fulfillment of vesting requirements. The value of these performance-based awards is charged to expense over the related plan period. In fiscal 2005, 2004, and 2003, performance-based awards which would be payable in cash or stock totaling $10,340, $11,320, and $10,744, respectively, were granted to LTIP participants. During fiscal 2005 and 2004, we recognized income of $689 and $417, respectively, due to a change in estimate of future payouts related to these awards. During fiscal 2003, we expensed $2,660 related to these awards. See common stock and unearned compensation on the consolidated statements of shareholders’ equity for time-based stock awards.

17.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES
      During fiscal 2005, we took several actions to reduce costs, increase productivity, and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and our operating subsidiary in Mexico (see Note 2).

Business Document Services
      During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 11 North American operating sites. As of September 30, 2005, all of the 11 BDS sites were closed or sold.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Proceeds received from the sale of two sites were not material. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 18).
      For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to BDS were $9,267 and $1,331, respectively. The pre-tax components of the restructuring, asset impairment charges, and other costs for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$3,584
Contractual commitments	2,686
Contract termination	2,997

Total restructuring charge	9,267
Asset impairment charge for fixed assets	1,331
Other non-restructuring items	891

Total	$11,489

      The severance charge of $3,584 represents a total of 302 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $281, which are included in “other non-restructuring items” in the table above. These charges are included within discontinued operations.

Legal Document Services
      LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics, and electronic discovery. During fiscal 2005, we closed 16 of 82 LDS sites in North America to provide cost flexibility and savings.
      As a result of the closure of these sites, we recorded a pre-tax restructuring and asset impairment charge related to LDS of $2,094 and $229, respectively, for the fiscal year ended September 30, 2005. The pre-tax components of the restructuring, asset impairment charges, and other costs for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$1,322
Contractual commitments	612
Contract termination	160

Total restructuring charge	2,094
Asset impairment charge for fixed assets	229
Other non-restructuring items	112

Total	$2,435

      The restructuring charge represents severance of $1,322 for the termination of 157 employees during fiscal 2005. The asset impairment charge of $229 represents fixed asset write-offs. In addition, we wrote-down

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inventories and other assets by $44 and recorded additional reserves for accounts receivable of $68, which are included in “other non-restructuring items” in the table above.

Field Organization and Corporate Staff Reduction
      During fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we expect to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,176 representing severance for 381 employees during the fiscal year ended September 30, 2005. In addition, we recorded asset impairments representing fixed asset write-offs in the amount of $112 during fiscal 2005.

Summarized Restructuring Activity
      The pre-tax components of the restructuring and asset impairment charges for fiscal 2005 are as follows:

Fiscal Year Ended
September 30, 2005

Type of Charge
Restructuring charge:
Severance	$13,082
Contractual commitments	3,298
Contract termination	3,157

Total restructuring charge	19,537
Asset impairment charge for fixed assets	1,672
Other non-restructuring items	1,003

Total	$22,212

      We calculated the asset impairment charges in accordance with SFAS 144. The proceeds received for sites sold or held for sale were not sufficient to cover the fixed asset balances and, as such, those balances were written off. Fixed assets associated with closed sites were written-off.
      All restructuring costs were incurred within INA and Corporate.
      The following presents a reconciliation of the restructuring and asset impairment charges to the accrual balance remaining at September 30, 2005, which is included in other accrued expenses on the consolidated balance sheet:

		Cash	Non-Cash
	Fiscal 2005	Payments	Charges	Ending Balance
	Charge	Fiscal 2005	Fiscal 2005	September 30, 2005

Severance	$13,082	$11,107	$—	$1,975
Contractual commitments	3,298	1,846	—	1,452
Contract termination	3,157	3,034	—	123
Asset impairments	1,672	—	1,672	—
Other non-restructuring items	1,003	—	1,003	—

Total	$22,212	$15,987	$2,675	$3,550

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total

Projected Payments
Severance	$1,975	$—	$—	$—	$1,975
Contractual commitments	617	331	248	256	1,452
Contract termination	123	—	—	—	123

Total	$2,715	$331	$248	$256	$3,550

      All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,481 at September 30, 2005. To the extent that sublease income cannot be realized, changes to the restructuring charges will be incurred in each period in which sublease income is not received.
      The employees affected by the charge were as follows:

Fiscal 2005
Employee
Terminations

Headcount Reductions
BDS	302
LDS	157
Field organization and corporate staff	381

Total	840

      The sites affected by the charge were as follows:

	Initial Planned	Sites Closed at	Change in Estimate
	Site Closures	September 30, 2005	of Site Closures

Site Closures
BDS	11	11	—
LDS	17	16	(1)

Total	28	27	(1)

      During the third quarter of fiscal 2005, management determined that one of the 17 LDS sites initially approved for closing would remain in operation. As such, there were 16 sites affected and closed by the charge as of September 30, 2005. As of September 30, 2005, there were no additional employees to be terminated and there were no remaining sites to be closed related to the actions described above. Severance payments to terminated employees are made in installments. The charges for contractual commitments relate to real estate lease contracts for certain sites that we have exited but are required to make payments over the balance of the lease term. The charges for contract termination represent costs incurred to immediately terminate contracts.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	DISCONTINUED OPERATIONS
      In connection with our restructuring plan discussed in Note 17, we exited from BDS, a component of INA, during fiscal 2005. The exit of this business involved the sale or closure of 11 digital print centers. These sales and closures were evaluated for severance and lease liabilities, and asset impairments, including goodwill, in accordance with our accounting policies. Operating activities of BDS have been reported as discontinued operations and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation. Summarized financial information for BDS is set forth below:

	Fiscal Year Ended September 30

	2005	2004	2003

Revenues	$20,577	$47,843	$52,004
Operating loss	(20,709)	(7,623)	(6,859)
Tax benefit	8,180	3,008	2,560

Net loss from discontinued operations	$(12,529)	$(4,615)	$(4,299)

      The BDS operating loss of $20,709 for the fiscal year ended September 30, 2005 consisted of losses from operations of $9,220 and $11,489 of asset impairments, severance, contractual commitments, contract termination, and other costs (described in additional detail in Note 17).
      As of September 30, 2005, all digital print centers were closed or sold. Assets related to BDS are recorded at their estimated net realizable value.

19.	STOCK OPTIONS
      Changes in common shares under option were:

		Weighted
	Shares	Average Price

September 30, 2002	14,766	$10.14
Granted	2,095	7.73
Exercised	(1,026)	3.09
Cancelled	(1,662)	10.57

September 30, 2003	14,173	10.28
Granted	2,139	10.84
Exercised	(2,406)	4.23
Cancelled	(736)	14.12

September 30, 2004	13,170	11.28
Granted	1,656	10.89
Exercised	(1,024)	4.61
Cancelled	(1,298)	14.34

September 30, 2005	12,504	$11.46

Available for Grant	4,946

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total pretax intrinsic value of options exercised during the fiscal 2005 was $5,864. The weighted-average fair values at date of grant for options granted during fiscal years 2005, 2004, and 2003 were $4.85, $4.27, and $4.05, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for fiscal 2005, 2004, and 2003, respectively:

	Fiscal Year Ended September 30

	2005	2004	2003

Expected dividend yield	1.5%	1.5%	2.1%
Expected volatility rate	53.7%	51.7%	53.0%
Expected lives	5.0 years	5.0 years	5.0 years
Risk-free interest rate	3.6%	3.2%	3.1%
      The Company used historical price observations at regular intervals since 1993 through the respective option date to determine the expected volatility assumption in the Black-Scholes model. The Company considered the factors suggested in SFAS 123(R) in determining a method to calculate volatility and ultimately determined that the historical volatility approach was appropriate based upon the Company’s assessment that historical volatility reasonably represents future stock price trends.
      The risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.
      The expected life of employee stock options is based on both the historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted. The expected life for option grants made during the year was estimated to be five years based on currently available data including an estimate for unexercised options.
      Stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those original estimates. Forfeitures were estimated based on historical experience.
      The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding				Options Exercisable

		Weighted-					Weighted-
		Average		Weighted-		Weighted-	Average
	Number	Remaining	Aggregate	Average	Number	Average	Remaining	Aggregate
	Outstanding at	Contractual	Intrinsic	Exercise	Exercisable at	Exercise	Contractual	Intrinsic
Range of Exercise Prices	September 30, 2005	Life	Value	Price	September 30, 2005	Price	Life	Value

$ 2.38 - 7.92	4,330	5.0 years	$21,577	$5.10	3,882	$4.80	5.8 years	$20,109
8.20 - 11.22	3,884	7.6	622	10.53	1,226	10.07	6.9	595
11.45 - 18.14	3,008	4.7	—	12.79	2,941	12.81	5.2	—
19.90 - 46.59	1,281	1.5	—	32.69	1,281	32.69	1.5	—
      The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.98 as of September 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2005 was 5,122. The total fair value of shares vested during the fiscal year was $8,654.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk
      We are subject to credit risk through trade receivables, lease receivables, and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of geographic dispersion of our large customer base. However, at September 30, 2005, we had accounts receivable from GE of $150,047 (including amounts unbilled), which represents a significant concentration of our accounts receivable. Accordingly, if GE were not able to repay the amount owed to us, the impact would have a material adverse effect on our liquidity, financial position, and results of operations.
      Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. We generally limit the amount of credit exposure in any one type of investment instrument.

Interest Rate Caps
      We have a 7.00% interest cap relating to the securitization program of our United Kingdom subsidiary having a total principal/notional amount of £85,000 at September 30, 2005 and 2004, respectively.

Interest Rate and Currency Swap Agreements
      We have interest rate swap agreements relating to our lease-backed notes in the U.S., having a total principal/notional amount of $43,719 and $164,400 at September 30, 2005 and 2004, respectively, with fixed rates of 2.095% at September 30, 2005, and 2.095% to 4.180% at September 30, 2004. We are required to make payments to the counterparties at the fixed rate stated in the agreements and in return we receive payments at variable rates.
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
      As of September 30, 2005, all of our derivatives designated as hedges are interest rate swaps, which qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the year ended September 30, 2005, unrealized net gains totaling $85 after taxes, were recorded in OCI.
      We are exposed to credit loss, in the event of nonperformance by the counterparties to the swap agreement.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The carrying amounts and fair values of our financial instruments, excluding $58,889 and $46,187 of debt supporting unsold residual value, at September 30, 2005 and 2004, respectively, are as follows:

	September 30

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Bond issues	$728,657	$664,118	$798,742	$756,080
Sundry notes, bonds and mortgages	636	636	6,138	6,083
Non-corporate debt	465,777	458,645	816,622	811,770
Interest rate swaps	411	411	283	283

21.	QUARTERLY FINANCIAL SUMMARY (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2005
Revenues	$1,085,445	$1,092,273	$1,098,305	$1,101,282	$4,377,305
Gross profit	393,474	382,213	389,439	386,552	1,551,678
Income from continuing operations before taxes on income	31,763	12,622	38,093	22,472	104,950
Income from continuing operations	20,872	7,749	25,373	19,201	73,195
Net loss from discontinued operations	(1,126)	(8,675)	(1,942)	(786)	(12,529)
Net income	19,746	(926)	23,431	18,415	60,666
Basic earnings (loss) per common share
Continuing operations	0.15	0.06	0.18	0.14	0.52
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.09)
Net income	0.14	(0.01)*	0.17	0.13	0.43
Diluted earnings (loss) per common share
Continuing operations	0.14	0.06	0.17	0.14	0.51
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.08)
Net income	0.14 *	(0.01)*	0.16	0.13	0.43
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.14/10.07	11.55/9.72	10.34/8.55	10.19/9.18	12.14/8.55

*	Does not add due to rounding.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      First, second, third, and fourth quarters of fiscal 2005 include charges for the expensing of stock based compensation in accordance with SFAS 123(R) of $2,370, $2,073, $1,586, and $1,834, respectively. Second, third, and fourth quarters of fiscal 2005 include pre-tax restructuring, asset impairment and related charges of $12,028, ($520) and ($785), respectively. Second and fourth quarters of fiscal 2005 include pre-tax charges from early extinguishment of debt of $1,734 and $4,300, respectively. Second and fourth quarters of fiscal 2005 include pre-tax gains from the divestiture of businesses of $1,901 and $9,630, respectively. Second and fourth quarters of fiscal 2005 include pre-tax charges from the early termination of real estate contracts of $2,168 and $3,944, respectively. The fourth quarter of fiscal 2005 includes a pre-tax charge of $7,000 for the early termination of a consulting contract, a pre-tax charge of $1,000 related to Hurricanes Katrina and Rita and a pre-tax charge of $3,798 from a change in certain U.K. pension liabilities.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2004
Revenues	$1,124,310	$1,161,127	$1,143,227	$1,137,044	$4,565,708
Gross profit	427,714	430,090	424,571	402,341	1,684,716
Income from continuing operations before taxes on income	47,913	33,837	14,830	22,037	118,617
Income from continuing operations	29,766	28,439	9,202	20,902	88,309
Net loss from discontinued operations	(988)	(1,180)	(809)	(1,638)	(4,615)
Net income	28,778	27,259	8,393	19,264	83,694
Basic earnings (loss) per common share
Continuing operations	0.20	0.19	0.06	0.14	0.60
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)
Net income	0.20	0.18	0.06	0.13	0.57
Diluted earnings (loss) per common share
Continuing operations	0.19	0.18	0.06	0.14	0.58
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)
Net income	0.18	0.17	0.06	0.13	0.55
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.20/7.25	13.25/11.15	13.00/10.15	12.41/10.90	13.25/7.25
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

(a)	Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2005 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
      Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting. Notwithstanding the material weakness described below, we have implemented processes and performed additional procedures designed to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.

Management’s Remediation Initiatives
      We have a complex billing process that is performed in several locations using multiple billing platforms. The process requires the proper initiation of a customer master record and contract to ensure consistent billing of periodic charges. Additionally, our collection of accurate meter readings from equipment at customer locations is critical in order to ensure the generation of accurate bills for our customers. During fiscal 2005, we undertook several initiatives to remediate the material weakness described below including:

•	realigning responsibilities to ensure direct accountability for all customer billing;

•	synchronizing service contract initialization and termination with equipment installation and removal;

•	creating a quality assurance function to audit contract set-up and termination;

•	improving our meter reading collection process and reducing reliance on meter estimates; and

•	standardizing our issue resolution process across all IKON locations in North America.
      As of September 30, 2005, our remediation efforts related to the material weakness described below which existed as of September 30, 2005 were not complete. Our efforts to remediate the material weakness will continue into fiscal 2006.

(b)	Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making its evaluation of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which, in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of September 30, 2005:
      The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended December 31, 2004 and the annual consolidated financial statements for the years ended September 30, 2004, 2003, and 2002 to correct revenue, accounts receivable, deferred revenue and the related income tax provision. Because as of September 30, 2005, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.
      Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control — Integrated Framework issued by the COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting
      We previously reported certain control deficiencies related to inadequate segregation of incompatible duties and ineffective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data. Such access was beyond the requirements of their assigned responsibilities and was not monitored. We have implemented controls we believe compensate for these deficiencies as of September 30, 2005, except as they relate to the material weakness described above.

Item 9B.	Other Information
(No response to this item is required.)
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 22, 2006 (the “2006 Proxy Statement”) is incorporated herein by reference. Additional information regarding executive officers appearing under “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference. The information presented in the 2006 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference. Information regarding executive officers contained in Part I, Item 4A of this Form 10-K is incorporated herein by reference.
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
      Information appearing under “Summary of Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2006 Proxy Statement is incorporated herein by reference.

      Information regarding IKON’s equity compensation plans appears below:
      The following table sets forth information about IKON’s common stock that may be issued under all of IKON’s existing equity compensation plans as of September 30, 2005, including the 2003 Employee Equity Incentive Plan, 2003 Non-Employee Directors’ Compensation Plan, 2000 Executive Incentive Plan, 2000 Non-Employee Directors’ Compensation Plan, 1995 Stock Option Plan, Long Term Incentive Compensation Plan, 1986 Stock Option Plan, 2000 Employee Stock Option Plan, and Stock Award Plan:

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Equity Issuance
	Exercise of	Exercise Price of	Under Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants or Rights	Warrants or Rights	Reflected in Column(a))

Plan Category
Equity compensation plans approved by security holders	13,184,382	$11.87	3,568,459
Equity compensation plans not approved by shareholders(1)	4,034,479	$8.43	897,812

Total	17,218,861	$11.07	4,466,271

(1)	Non-Shareholder Approved Plans
      In October 1999, the Company adopted its 2000 Employee Stock Option Plan (the “2000 Plan”), which provides for the granting of stock options to employees of the Company. The 2000 Plan has not been submitted to the Company’s shareholders for approval. The aggregate number of shares of common stock for which options may be granted under the 2000 Plan is 10,000,000 shares, subject to adjustment for changes to IKON’s common stock. The maximum number of shares of common stock for which options may be granted to any one employee during any calendar year under the 2000 Plan is an aggregate of 500,000 shares, subject to adjustment for changes to IKON’s common stock. The term of these stock options will be fixed at the time of the grant. The exercise price of these stock options will be determined by the Board of Directors. As of September 30, 2005, 4,034,479 options were outstanding under the 2000 Plan, of which 3,216,496 were exercisable and 1,636,167 of these exercisable options were in-the-money.

Item 13.	Certain Relationships and Related Transactions
(No response to this item is required.)

Item 14.	Principal Accountant Fees and Services
      Information regarding accountant fees and services appearing under “Independent Auditors’ Fees and Services” in the 2006 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) List of Financial Statements
      The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”
(a)(2) Financial Statement Schedules:
      Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2005.
      All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E

	Balance at			Charged			Balance at
	Beginning of	Charged to Costs		to Other			End of
Description	Period	and Expenses		Accounts	Deductions		Period

	(in thousands)
Year Ended September 30, 2005
Allowance for doubtful accounts	$7,224	$13,899	(4)		$8,839	(1)	$12,284
Lease default reserve(5)	6,446	2,841			2,674	(1)	6,613
Deferred tax valuation allowance	29,162	(2,674)			(4,458)		30,946

Year Ended September 30, 2004
Allowance for doubtful accounts	$6,894	$7,642	(4)		$7,312	(1)	$7,224
Lease default reserve(5)	58,477	28,226			80,257	(2)	6,446
Deferred tax valuation allowance	55,171	(23,241)			2,768	(3)	29,162

Year Ended September 30, 2003
Allowance for doubtful accounts	$10,278	$8,437	(4)		$11,821	(1)	$6,894
Lease default reserve	58,148	67,922			67,593	(1)	58,477
Deferred tax valuation allowance	51,790	2,486			(895)		55,171

(1)	Accounts written-off during the year, net of recoveries for total operations.

(2)	Accounts written-off during the year, net of recoveries. In addition, $58,293 of lease default reserves were sold to GE as part of the Transactions. See Note 2 to the consolidated financial statements for additional information.

(3)	Primarily represents the expiration of net operating losses and tax credits for which evaluation allowance was provided.

(4)	Amounts represent charges related to total operations.

(5)	Balance at September 30, 2005 and 2004, relates only to our European leasing operations.
      The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):
      (a)(3) List of Exhibits*

Sale of Certain Assets and Liabilities Relating to our Leasing Operations in the U.S. and Canada

2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON, IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated December 15, 2003, is incorporated herein by reference.

2.2	First Amendment dated as of March 31, 2004, between IKON and General Electric Capital Corporation, to the Asset Purchase Agreement dated as of December 10, 2003, filed as Exhibit 2.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.

2.3	Asset Purchase Agreement dated as of March 31, 2004, between IKON, an Ontario corporation, and Heller Financial Canada, filed as Exhibit 2.2 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.

2.4	Assignment and Amendment Agreement dated as of June 30, 2004, by and among Heller Financial Canada, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, IKON, and IKON Office Solutions Northern Ltd., to the Asset Purchase Agreement dated as of March 31, 2004, filed as Exhibit 2.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.

Corporate Documents

3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K, is incorporated herein by reference.

3.2	Amendment to Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1998 Form 10-K, is incorporated herein by reference.

3.3	Code of Regulations, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

Instruments Defining the Rights of Security Holders

Rights Agreement

4.1	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.

4.2	Amendment No. 1 dated as of January 27, 2005 to the to the Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4 to IKON’s Form 8-K dated January 27, 2005, is incorporated herein by reference.

$300 Million 6 3/4% Notes Due 2025 and Notes due 2027

4.3	Indenture dated as of December 11, 1995, between IKON and First Fidelity Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177, is incorporated herein by reference.

$300 Million 5% Convertible Subordinated Notes due 2007

4.4	Indenture dated May 13, 2002, by and among IKON, IOSC, and Deutsche Bank Trust Company Americas, as Trustee, filed as Exhibit 4.1 to IKON’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.

4.5	Registration Rights Agreement dated May 13, 2002, among IKON and Deutsche Bank Securities, Inc., Bank of America Securities, LLC, and JP Morgan Securities, Inc., filed as Exhibit 4.2 to IKON’s Form 10-Q for the quarter ended June 30, 2002, is incorporated herein by reference.
IOS Capital, LLC Notes

4.6	Indenture dated as of July 1, 1995, between IOSC and Chase Manhattan Bank, N.A., as Trustee (the “IOSC Indenture”), filed as Exhibit 10.8 to IKON’s 1996 Form 10-K is incorporated herein by reference.

4.7	Amendment Number 1 dated June 4, 1997, to the IOSC Indenture, filed as Exhibit 4.2 to IOSC’s 2001 Form 10-K is incorporated herein by reference.

4.8	Amendment Number 2 dated June 12, 2001, to the IOSC Indenture, filed as Exhibit 4.3 to IOSC’s Form 8-K dated June 14, 2001 is incorporated herein by reference.

4.9	Amendment Number 3 dated March 15, 2002, to the IOSC Indenture, filed as Exhibit 4.4 to IOSC’s 2002 Form 10-K is incorporated herein by reference.

4.10	Amendment Number 4 dated June 16, 2003, to the IOSC Indenture, filed as Exhibit 10.5 to IKON’s 2003 Form 10-K is incorporated herein by reference.

4.11	Distribution Agreement dated as of June 4, 1997, between IOSC and various distribution agents, filed as Exhibit 10.13 to IKON’s 1997 Form 10-K is incorporated herein by reference.

4.12	Distribution Agreement dated as of June 30, 1995, between IOSC and various distribution agents, filed as Exhibit 10.21 to IKON’s 1995 Form 10-K is incorporated herein by reference.

$225 Million 7 3/4% Notes due 2015

4.13	Indenture dated as of September 21, 2005 between IKON and The Bank of New York, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.

4.14	Registration Rights Agreement dated as of September 21, 2005 between IKON and the Initial Purchasers of the Notes, filed as Exhibit 10.2 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.

Agreement with Commission pursuant to Regulation S-K, Item 6.01(b)(4)(iii)

4.15	Pursuant to Regulation S-K, Item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.

Credit Facility

10.1	Credit Agreement dated as of July 28, 2004, by and among IKON (as U.S. Borrower), IKON Office Solutions Group, PLC (as U.K. borrower) and various institutional lenders, with Wachovia Bank National Association, as Administrative Agent, Collateral Agent, Swingline Lender, Alternative Currency Lender, and Issuing Lender, filed as Exhibit 10.1 to IKON’s Form 8-K dated August 2, 2004, is incorporated herein by reference.

10.2	First Amendment and Consent dated as of March 24, 2005 to the Credit Agreement dated as of July 28, 2004, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 28, 2005, is incorporated herein by reference.

10.3	Second Amendment dated as of October 20, 2005 to the Credit Agreement dated as of July 28, 2004, filed as Exhibit 10.1 to IKON’s Form 8-K dated October 26, 2005, is incorporated herein by reference.

Leasing Programs

10.4	Program Agreement dated March 31, 2004, between IKON and General Electric Capital Corporation, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.

10.5	Canadian Rider, dated June 30, 2004, among IKON Office Solutions, Inc., General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, and IKON Office Solutions Northern Ltd., to the Program Agreement dated March 31, 2004 among IKON, General Electric Capital Corporation, and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.

Compensatory Plans

10.6	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

10.7	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.8	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**

10.9	1986 Stock Option Plan, filed as Exhibit 10.6 to IKON’s 1995 Form 10-K, is incorporated herein by reference.**

10.10	Amendment to 1986 Stock Option Plan, filed as Exhibit 10.22 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.11	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**

10.12	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.13	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K, is incorporated herein by reference.

10.14	2000 IKON Office Solutions, Inc. Non-Employee Directors Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108), is incorporated herein by reference.**

10.15	2000 IKON Office Solutions, Inc. Executive Incentive Plan, filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108), is incorporated herein by reference.**

10.16	2000 IKON Office Solutions, Inc. Employee Stock Option Plan, filed as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 dated June 20, 2000 (Registration number 333-40108), is incorporated herein by reference.**

10.17	2003 IKON Office Solutions, Inc. Non-Employee Directors’ Compensation Plan, filed as Exhibit A to IKON’s 2003 Proxy Statement on January 15, 2003, is incorporated herein by reference.**

10.18	2003 IKON Office Solutions, Inc. Employee Equity Incentive Plan, filed as Exhibit B to IKON’s 2003 Proxy Statement on January 15, 2003, is incorporated herein by reference.**

10.19	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**

10.20	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**

10.21	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.22	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**

10.23	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**

10.24	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**

10.25	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.42 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**

10.26	Amended and Restated Executive Deferred Compensation Plan, filed as Exhibit 10.43 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**

10.27	Amendment Number 2004-1, dated as of January 20, 2004, to the Executive Deferred Compensation Plan, filed as Exhibit 10.2 to IKON’s Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.**

10.28	Amendment 2005-1, dated as of July 26, 2005, to IKON’s 1994 Deferred Compensation Plan.**

10.29	Amendment 2005-1, dated as of July 26, 2005, to IKON’s Executive Deferred Compensation Plan.**

10.30	Changes to the compensation payable to IKON’s independent directors, filed under Item 1.01 to IKON’s Form 8-K dated December 14, 2004, is incorporated herein by reference.**

Management Contracts

10.31	Employment Agreement for Matthew J. Espe dated as of September 28, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 30, 2005, is incorporated herein by reference.**

10.32	Amendment dated as of October 25, 2005 to the Employment Agreement for Matthew J. Espe, filed as Exhibit 10.2 to IKON’s Form 8-K dated October 26, 2005, is incorporated herein by reference.**

10.33	Senior Executive Employment Agreement for Robert F. Woods, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 23, 2004, is incorporated herein by reference.**

10.34	Employment Agreement for Jeffrey W. Hickling dated as of March 11, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 21, 2005, is incorporated herein by reference.**

10.35	Senior Executive Employment Agreement for Brian D. Edwards dated August 9, 2004, filed as Exhibit 10.42 to IKON’s 2004 Form 10-K, is incorporated herein by reference.**

10.36	Executive Employment Agreement for David Mills dated as of October 22, 1997.**

10.37	Supplemental Executive Employment Agreement for David Mills dated as of April 16, 1999.**

Asset-Backed Securitization Transaction — 2002

10.38	Indenture, dated as of May 1, 2002, among IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002, is incorporated herein by reference.

10.39	Assignment and Servicing Agreement, dated as of May 1, 2002, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002, is incorporated herein by reference.

10.40	Indemnification Agreement, dated May 30, 2002, among Banc of America Securities LLC, Lehman Brothers Inc., and First Union Securities LLC, as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002, is incorporated herein by reference.

10.41	Insurance and Indemnity Agreement, dated May 30, 2002, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated May 30, 2002, is incorporated herein by reference.

Asset-Backed Securitization Transaction — 2003

10.42	Indenture, dated as of April 1, 2003, among the IKON Receivables Funding, LLC, BNY Midwest Trust Company, as Trustee, and IOSC, as Servicer, filed as Exhibit 4.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003, is incorporated herein by reference.

10.43	Assignment and Servicing Agreement, dated as of April 1, 2003, among IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and IOSC, as Originator and Servicer, filed as Exhibit 10.1 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003, is incorporated herein by reference.

10.44	Indemnification Agreement, dated April 23, 2003, among Lehman Brothers, Inc., J.P. Morgan Securities, Inc., Bank of America Securities, LLC, Deutsche Bank Securities, Inc., and PNC Capital Markets, Inc., as Underwriters, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.2 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003, is incorporated herein by reference.

10.45	Insurance and Indemnity Agreement, dated April 23, 2003, among IOSC, as Originator and Servicer, IKON Receivables Funding, LLC, IKON Receivables-2, LLC, and Ambac Assurance Corporation, as Insurer, filed as Exhibit 10.3 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003, is incorporated herein by reference.

10.46	Schedule to ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC and Confirmation to the ISDA Master Agreement, between Lehman Brothers Special Financing Inc. and IKON Receivables Funding, LLC, each dated as of April 23, 2003, filed as Exhibit 10.4 to IKON Receivables Funding, LLC’s Form 8-K dated April 23, 2003, is incorporated herein by reference.

Miscellaneous

10.47	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, PA 19355, filed as Exhibit 10.80 to IKON’s 2003 Form 10-K, is incorporated herein reference.

12.1	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of IKON.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

**	Management contract or compensatory plan or arrangement.

(b)	The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(c)	The response to this portion of Item 15 is contained on page 103 of this Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON Office Solutions, Inc.

Date: December 9, 2005

By:	/s/ Robert F. Woods

(Robert F. Woods)
Senior Vice President and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Espe (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	December 9, 2005

/s/ Robert F. Woods (Robert F. Woods)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 9, 2005

/s/ Theodore E. Strand (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	December 9, 2005

/s/ Judith M. Bell (Judith M. Bell)	Director	December 9, 2005

/s/ Philip E. Cushing (Philip E. Cushing)	Director	December 9, 2005

/s/ Thomas R. Gibson (Thomas R. Gibson)	Director	December 9, 2005

/s/ Richard A. Jalkut (Richard A. Jalkut)	Director	December 9, 2005

/s/ Arthur E. Johnson (Arthur E. Johnson)	Director	December 9, 2005

/s/ Kurt M. Landgraf (Kurt M. Landgraf)	Director	December 9, 2005

Signature	Title	Date

/s/ Gerald Luterman (Gerald Luterman)	Director	December 9, 2005

/s/ William E. McCracken (William E. McCracken)	Director	December 9, 2005

/s/ William L. Meddaugh (William L. Meddaugh)	Director	December 9, 2005

/s/ Anthony P. Terracciano (Anthony P. Terracciano)	Director	December 9, 2005