Form 10-Q
period 2005-12-31
IKON OFFICE SOLUTIONS INC
filed 2006-02-08
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one:)
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares of common stock, no par value, outstanding on February 6, 2006 was 132,787,605.

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following: growth opportunities, productivity and infrastructure initiatives; earnings, revenue, cash flow, realignment; our ability to repay debt; our ability to remediate deficiencies in the processes and the timeliness with which we issue certain invoices; the run-off of our retained U.S. lease portfolio; the development and expansion of our strategic alliances and partnerships; the implementation of an enterprise-wide information technology platform in our North American and European markets; anticipated growth rates in the digital monochrome and color equipment and Enterprise Services businesses; the effect of foreign currency exchange risk; the anticipated benefits of operational synergies related to business division integration initiatives; and our ability to finance current operations and growth initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
     The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to:
•	risks and uncertainties relating to conducting operations in a competitive environment and a changing industry;

•	risks and uncertainties associated with existing or future supplier relationships;

•	risks and uncertainties associated with our relationship with General Electric Capital Corporation (“GE”);

•	our ability to finance current operations and growth initiatives;

•	our ability to improve operational efficiency and reduce our administrative costs;

•	risks associated with new technologies;

•	our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting;

•	risks associated with the implementation of an enterprise-wide information technology platform in our North American and European markets, our infrastructure and productivity initiatives; and

•	economic, legal and political issues associated with international operations.
RISK FACTORS
The intense competition in our industry could result in reduced profitability and loss of market share for us.
     We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, Global Imaging Systems, Océ/Imagistics and Danka. Our competitors may be positioned to offer and perform under more favorable product and service terms, resulting in reduced profitability and loss of market share for us. Some of our suppliers are also our competitors, such as Canon, Ricoh, Konica Minolta and HP, and supply us with the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve, expand into additional product and services offerings and successfully perform complex Enterprise Services transactions, including hardware and software technology integrations, connectivity services, assessments and software solutions. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

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
     We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at December 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
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
     Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and improve our operational efficiency. Our initiatives include conversion to a common enterprise-wide information technology platform, billing process improvements to ensure the timeliness and accuracy of our customer invoices and the reduction of administrative costs at every level of the Company. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.
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
Our system of internal control over financial reporting is currently ineffective due to a material weakness in our billing processes. If we fail to remediate this material weakness or any material weaknesses we may discover in the future, we may not be able to accurately report our financial results or prevent fraud. As a result, our business, brand and operating results could be harmed or we could fail to meet our reporting obligations.
     Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to address the risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports, our business, brand and operating results could be harmed. During fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue certain invoices and, as a result, implemented processes designed to fairly present our financial statements. Errors resulting from these deficiencies (collectively, the “Billing Matter”) required us to restate certain of our previously issued financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, and during fiscal 2005 management determined that the Billing Matter constituted a material weakness in our internal control over financial reporting. We also identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations. For example, in light of the Billing Matter, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 4, “— Controls and Procedures”). Billed revenue and the related accounts receivable are adjusted based on estimates derived by a statistically valid analysis of historical data to mitigate the financial impact of the Billing Matter. Changes to these estimates could have a material effect on our financial position and results of operations.
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
     We have international operations in Canada, Mexico and Western Europe. Approximately 16% of our revenues for the first quarter of fiscal 2006 were derived from our international operations, and approximately 79% of those revenues were derived from Canada and the United Kingdom. Our future revenues, costs of operations and net income could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	December 31, 2005	September 30, 2005
Assets
Cash and cash equivalents	$265,754	$373,705
Restricted cash	18,277	18,272
Accounts receivable, less allowances of: December 31, 2005 - $11,201; September 30, 2005 - $12,284	694,115	678,313
Lease receivables, less allowances of: December 31, 2005 - $3,062; September 30, 2005 - $2,560	302,936	317,928
Inventories	262,761	241,470
Prepaid expenses and other current assets	37,711	42,660
Deferred taxes	55,708	55,566

Total current assets	1,637,262	1,727,914

Long-term lease receivables, less allowances of: December 31, 2005 - $4,289; September 30, 2005 - $4,053	424,384	503,281
Equipment on operating leases, net of accumulated depreciation of: December 31, 2005 - $77,940; September 30, 2005 - $76,774	96,690	101,614
Property and equipment, net of accumulated depreciation of: December 31, 2005 - $307,810; September 30, 2005 - $306,656	140,011	144,309
Goodwill	1,258,623	1,277,785
Other assets	79,712	76,916

Total Assets	$3,636,682	$3,831,819

Liabilities
Current portion of corporate debt	$1,060	$1,137
Current portion of non-corporate debt	265,214	299,359
Trade accounts payable	175,962	211,783
Accrued salaries, wages and commissions	72,603	94,614
Deferred revenues	114,767	111,890
Taxes payable	87,582	79,458
Other accrued expenses	123,358	139,099

Total current liabilities	840,546	937,340

Long-term corporate debt	674,799	728,156
Long-term non-corporate debt	185,394	225,307
Deferred taxes	29,814	20,853
Other long-term liabilities	323,124	349,819

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: December 31, 2005 – 150,725 shares; September 30, 2005 - 150,140 shares; outstanding: December 31, 2005 – 134,256 shares; September 30, 2005 -135,750 shares	1,036,034	1,030,462
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Retained earnings	770,673	755,864
Accumulated other comprehensive loss	(52,640)	(65,426)
Cost of common shares in treasury: December 31, 2005 – 16,469 shares; September 30, 2005 - 14,390 shares	(171,062)	(150,556)

Total Shareholders’ Equity	1,583,005	1,570,344

Total Liabilities and Shareholders’ Equity	$3,636,682	$3,831,819

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended December 31
	2005	2004
Revenues
Equipment	$424,989	$407,414
Customer service and supplies	371,223	378,230
Managed and professional services	176,382	179,232
Rental and fees	40,427	43,864
Other	29,842	76,706

	1,042,863	1,085,446

Cost of Revenues
Equipment	323,243	290,248
Customer service and supplies	199,053	208,809
Managed and professional services	131,646	135,051
Rental and fees	12,798	12,322
Other	13,930	45,541

	680,670	691,971

Gross Profit
Equipment	101,746	117,166
Customer service and supplies	172,170	169,421
Managed and professional services	44,736	44,181
Rental and fees	27,629	31,542
Other	15,912	31,165

	362,193	393,475

Selling and administrative	313,987	348,908
Gain on divestiture of business	4,924	—
Restructuring	(152)	—

Operating Income	53,282	44,567

Loss from early extinguishment of debt	1,650	—
Interest income	2,571	928
Interest expense	13,798	13,731

Income from continuing operations before taxes on income	40,405	31,764
Taxes on income	12,773	10,892

Income from continuing operations	27,632	20,872

Discontinued Operations:
Operating income (loss)	19	(1,861)
Tax (expense) benefit	(8)	735

Net income (loss) from discontinued operations	11	(1,126)

Net income	$27,643	$19,746

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.21	$0.15
Discontinued operations	0.00	(0.01)

Net income	$0.21	$0.14

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.21	$0.14
Discontinued operations	0.00	(0.01)

Net income	$0.21	$0.14 *

Cash dividends per common share	$0.04	$0.04

*	The sum of the earnings per share amounts do not equal the total due to rounding.
See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended December 31
	2005	2004
Cash Flows from Operating Activities
Net income	$27,643	$19,746
Net income (loss) from discontinued operations	11	(1,126)

Income from continuing operations	27,632	20,872
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	17,251	19,092
Amortization	1,097	946
Gain on divestiture of business	(4,924)	—
Provision for losses on accounts receivable	97	3,361
Deferred income taxes	(7,289)	(34,093)
Provision for lease default reserves	802	288
Stock-based compensation expense	2,551	2,627
Pension expense	16,844	10,938
Loss from early extinguishment of debt	1,650	—
Changes in operating assets and liabilities, net of divestiture of businesses:
Increase in accounts receivable	(20,214)	(21,048)
Increase in inventories	(17,328)	(52,972)
Decrease in prepaid expenses and other current assets	2,509	8,733
Decrease in accounts payable, deferred revenues and accrued expenses	(56,615)	(50,597)
Other	(722)	1,992

Net cash used in continuing operations	(36,659)	(89,861)
Net cash used in discontinued operations	(2,114)	(2,626)

Net cash used in operating activities	(38,773)	(92,487)

Cash Flows from Investing Activities
Proceeds from the divestiture of business (Note 5)	19,128	—
Expenditures for property and equipment	(3,611)	(4,848)
Expenditures for equipment on operating leases	(7,371)	(13,856)
Proceeds from sale of property and equipment	633	643
Proceeds from sale of equipment on operating leases	2,823	975
Proceeds from the sale of lease receivables (Note 7)	51,142	61,428
Lease receivables — additions	(94,180)	(88,159)
Lease receivables — collections	122,389	136,106
Other	(734)	(3,804)

Net cash provided by investing activities	90,219	88,485

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	(29)	(91)
Repayment of other borrowings	(3,752)	(1,981)
Proceeds from issuance of long-term corporate debt	—	230
Debt issuance costs	(821)	—
Long-term corporate debt repayments	(54,482)	(57,496)
Non-corporate debt — issuances	18,432	5,926
Non-corporate debt — repayments	(87,358)	(103,905)
Dividends paid	(5,249)	(5,667)
(Increase) decrease in restricted cash	(5)	311
Proceeds from stock option exercises	5,283	712
Tax benefit relating to stock plans	2,962	354
Purchase of treasury shares	(33,392)	(21,916)

Net cash used in financing activities	(158,411)	(183,523)

Effect of exchange rate changes on cash and cash equivalents	(986)	6,815

Net decrease in cash and cash equivalents	(107,951)	(180,710)
Cash and cash equivalents at beginning of the year	373,705	472,951

Cash and cash equivalents at end of the period	$265,754	$292,241

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) to GE in the U.S. and Canada, respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 9, 2005.
2. BOOK OVERDRAFTS
     We had $27,761 and $17,107 of book overdrafts (outstanding checks on zero balance bank accounts that are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at December 31, 2005 and September 30, 2005, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
3. ACCOUNTING FOR STOCK BASED COMPENSATION
     As previously disclosed in our Form 10-K for the fiscal year ended September 30, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment – Revised 2004” (“SFAS 123(R)”) during fiscal 2005, using the modified retrospective transition method. In accordance with SFAS 123(R), we are required to recognize compensation expense for all stock-based compensation options and awards granted prior to, but not yet vested as of September 30, 2004, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and compensation expense for all stock-based compensation options and awards granted subsequent to September 30, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     In general, all options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 2000). The proceeds from options exercised are credited to shareholders’ equity. A plan for our non-employee directors enables participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense. We utilize the straight-line single-option approach to expense stock options.
     The Black Scholes option-pricing model, which we use to determine the fair value of our options, was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded shares, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with guidance set forth in

SFAS 123(R) and the SEC Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     Generally, employee stock awards vest over varying periods beginning as early as the date of issue and fully vest up to seven years later. In accordance with SFAS 123(R), the Company expenses employee stock awards using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach.
     During the three months ended December 31, 2005, the Company issued 1,167 stock options and granted 593 stock awards, with terms similar to the terms mentioned above.
     During the three months ended December 31, 2005 and 2004, the Company recognized $1,240 and $1,493, respectively, of stock based compensation expense related to stock options, net of taxes.
     During the three months ended December 31, 2005 and 2004, the Company recognized $367 and $161, respectively, of stock based compensation expense related to stock awards, net of taxes.
     Changes in common shares under option were:

		Weighted
	Shares	Average Price
Outstanding at September 30, 2005	12,504	$11.46
Granted	1,167	10.81
Exercised	(1,246)	10.32
Cancelled	(240)	24.04

Outstanding at December 31, 2005	12,185	$11.89

Exercisable at December 31, 2005	9,272 *

*	3,607 of the 9,272 options exercisable at December 31, 2005 are in-the-money.
     The total pretax intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 were $7,584 and $1,185, respectively. The weighted-average fair values at date of grant for options granted during the three months ended December 31, 2005 and 2004 were $5.02 and $4.89, respectively, and were estimated using the Black Scholes option-pricing model. The following assumptions were applied for options granted during the three months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31
	2005	2004
Expected dividend yield (1)	1.5%	1.5%
Expected volatility rate (2)	55.1%	54.2%
Expected lives (3)	5.0 years	5.0 years
Risk-free interest rate (4)	4.4%	3.5%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	Expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
4. RECENT ACCOUNTING STANDARDS
     The United States Congress passed the American Jobs Creation Act of 2004 (the “AJCA”), which the President signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provision of the AJCA on income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on their plan for repatriation of foreign earnings for purposes of applying SFAS 109. As such, we may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. The range of possible amounts that we are considering for repatriation under this provision is between $0 and $113,100. The related potential range of income tax is between $0 and $6,700. Additional key provisions of the AJCA include a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses.
     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 151, “Inventory Costs, an amendment of ARB 43, Chapter 4” (“SFAS 151”). This statement amends previous guidance as it relates to inventory valuation to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recorded as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We adopted SFAS 151 at the beginning of fiscal 2006 and it did not have a material impact on our financial position or results of operations.
     In December 2004, the FASB issued its final standard on accounting for exchanges of non-monetary assets, SFAS 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets be measured based on the fair value of assets exchanged for annual periods beginning after June 15, 2005. We adopted SFAS 153 at the beginning of fiscal 2006 and it did not have a material impact on our financial position or results of operations.
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
5. SALE OF BUSINESS
     On October 3, 2005, we sold our coffee vending business in the United Kingdom, Kafevend Group PLC (“Kafevend”) for $19,128. We recognized a gain during the first quarter of fiscal 2006 of $4,924 on the sale of Kafevend resulting from the difference between the carrying amount of assets sold, net of certain liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law.
6. NOTES PAYABLE AND LONG-TERM DEBT
Long-term Debt
     Long-term corporate debt consisted of:

	December 31,	September 30,
	2005	2005
Bond issues	$354,872	$354,850
Convertible subordinated notes	—	53,242
Notes payable	319,835	319,835
Miscellaneous notes, bonds, mortgages and capital lease obligations	1,152	1,366

	675,859	729,293
Less: current maturities	1,060	1,137

	$674,799	$728,156

Long-term non-corporate debt consisted of:

	December 31,	September 30,
	2005	2005
Lease-backed notes	$262,776	$332,233
Asset securitization conduit financing	121,057	124,122
Notes payable to banks	8,363	9,422
Debt supporting unsold residual value	58,412	58,889

	450,608	524,666
Less: current maturities	265,214	299,359

	$185,394	$225,307

     During the three months ended December 31, 2005, we repaid $69,457 of our leased-back notes and $17,901 of other non-corporate debt for the European lease portfolio.
     During the three months ended December 31, 2005, we purchased the remaining $53,242 of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) for $54,307.
Asset Securitization Conduit Financing Agreements
     IKON Capital PLC, our leasing subsidiary in the United Kingdom maintains a revolving asset securitization conduit financing agreement (the “U.K. Conduit”). As of December 31, 2005 and September 30, 2005, we had approximately $26,181 and $26,471, respectively, available under the U.K. Conduit. During the three months ended December 31, 2005, there were no borrowings or repayments in connection with the U.K. Conduit.
Debt Supporting Unsold Residual Value
     Due mainly to certain provisions within our agreements with GE which do not allow us to recognize the sale of the residual value in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE for the residual value. This debt will not be repaid unless required under the applicable lease agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year.
     At December 31, 2005 we had $58,412 of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt relates to $46,510 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at December 31, 2005. An additional $10,384 of this debt relates to equipment on operating leases that have been funded by GE. Accordingly, the balance of this debt is comprised of the following three components:
•	We have transferred $36,973 of lease receivables to GE for which we have retained certain risks of ownership at December 31, 2005;

•	We have transferred lease receivables to GE for which we have retained certain risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At December 31, 2005, we had recorded $9,537 of debt and associated residual value; and

•	We have $10,384 of debt related to equipment on operating leases that has been funded by GE.
Credit Facility
     We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at December 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
     The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. As of December 31, 2005, we were in compliance with all of the covenants included in the Credit Facility.
Loss from the Early Extinguishment of Debt
     As discussed above, during the three months ended December 31, 2005, we purchased $53,242 of our Convertible Notes for $54,307. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,650, which is included in loss from the early extinguishment of debt, in the consolidated statements of income.
Letters of Credit
     We have certain commitments available to us in the form of lines of credit that are net of standby letters of credit. As of December 31, 2005, we had $183,270 available under lines of credit, including the $166,158 available under the Credit Facility and had open standby letters of credit totaling $33,842. These letters of credit are supported by the Credit Facility. All letters of credit expire within one year.
Interest Payments
We made interest payments of $18,550 and $27,253 during the three months ended December 31, 2005 and 2004, respectively.
7. SALE OF LEASE RECEIVABLES
     In North America, we generally sell equipment to GE who then leases the equipment to the end user. However, to a lesser extent we sell customer lease receivables to GE. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.
     During the three months ended December 31, 2005, we sold $51,142 of lease receivables for cash proceeds in transactions with GE. In those transactions, we will not retain any interest in the assets. No material gain or loss resulted from these transactions.
8. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2005	$958,037	$319,748	$1,277,785
Sale of business	—	(12,511)	(12,511)
Translation adjustment	130	(6,781)	(6,651)

Goodwill at December 31, 2005	$958,167	$300,456	$1,258,623

     Changes in the goodwill balance since September 30, 2005 are attributable to foreign currency translation adjustments and the result of the sale of Kafevend (discussed in Note 5).
     As of December 31, 2005, we had no intangible assets other than goodwill, except those related to our defined benefit plans.

9. CONTINGENCIES
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,571 and $7,710 as of December 31, 2005 and September 30, 2005, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.
     The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities. We have not recorded any potential third party recoveries. Cost sharing arrangements are in place with other potentially responsible parties at sites located in Wallingford, Connecticut, Rockford, Illinois and Los Angeles, California. The Company paid 60% of the costs associated with the remedial work performed at the Wallingford, Connecticut (Coastcast) site. Active groundwater remediation has been successfully completed. Additional monitoring activities are proposed for the site including soil vapor and residues. The State of Illinois entered a consent decree in fiscal 2005 effecting a settlement of the environmental claims at the Rockford, Illinois (Ipsen) site. The terms require the Company to pay approximately 7.5% of the costs associated with the remedial work to be performed at the Rockford, Illinois site. An interim cost-sharing arrangement at the Los Angeles, California (Welbilt) site allocates 30% of the costs to the Company. The parties have retained a joint consultant engaged on the parties’ behalf in final remediation activities. In addition to these cost-sharing arrangements, the Company may also incur legal and technical consulting fees at these sites. The Company previously had a cost-sharing agreement, but has now settled its liability at the Barkhamsted, Connecticut site, subject to certain contingency reservations, for a one-time payment to a Connecticut municipal authority. The Company also previously had a cost-sharing agreement at a site in Bedford Heights, Ohio. Final action was taken by the Ohio EPA in December 2004, confirming completion of remedial work at the Bedford Heights site. We may incur limited counsel and/or environmental consultant fees to monitor both of these sites in the years to come. In addition to the sites with formalized cost-sharing arrangements, the Company is also involved in a number of other environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws.
     During fiscal 2006 and 2005, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the three months ended December 31, 2005, payments related to these obligations were $139, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until said liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of December 31, 2005 and September 30, 2005, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,769 and $10,922, respectively, and was reflected in the consolidated balance sheets as part of other long-term liabilities.
     As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at December 31, 2005 was $233,659.

Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $476 at December 31, 2005. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which management believes is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends.
     We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of December 31, 2005, the maximum amount that we would be required to pay the lender is $3,150.
     As of December 31, 2005, we had an outstanding purchase commitment with one of our vendors totaling $15,411. This commitment was related to the purchase of equipment.
     There are other contingent liabilities for taxes, guarantees, other lawsuits and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of December 31, 2005, believes that the impact of these other contingencies will not be material to our consolidated financial statements.
10. SHARE REPURCHASES
     In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”). During fiscal 2005, we repurchased 8,437 shares of our outstanding common stock for $86,616 under the 2004 Plan. During the three months ended December 31, 2005, we repurchased 3,325 shares of our outstanding common stock for $33,296 under the 2004 Plan. At December 31, 2005, we had $52,514 remaining under the 2004 Plan. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006. In addition, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares.
11. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended
	December 31
	2005	2004
Net income	$27,643	$19,746
Foreign currency translation adjustments	(11,867)	49,227
(Loss) gain on derivative financial instruments, net of tax benefit (expense) of: $75 and $(170) for the three months ended December 31, 2005 and 2004, respectively	(131)	265
Minimum pension liability adjustment	24,784 *	—

Total comprehensive income	$40,429	$69,238

*	As a result of freezing the U.S. Plans (discussed in note 14).
12. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended
	December 31
	2005	2004
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$27,632	$20,872
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes	88	2,248

Numerator for diluted earnings per common share — net income from continuing operations	$27,720	$23,120

Denominator:
Denominator for basic earnings per common share — weighted average common shares	133,141	141,477
Effect of dilutive securities:
Convertible Notes	770	19,295
Employee stock awards	435	420
Employee stock options	512	1,110

Dilutive potential common shares	1,717	20,825
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	134,858	162,302

Basic earnings per common share from continuing operations	$0.21	$0.15

Diluted earnings per common share from continuing operations	$0.21	$0.14

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
     Options to purchase 8,450 and 4,854 shares of common stock were outstanding at December 31, 2005 and December 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

13. SEGMENT REPORTING
     We have identified the IKON North America Copier Business, the IKON North America Outsourcing Business and IKON Europe (“IE”) as our three operating segments. We report information about our operating segments based on the structure of our internal organization and the way our chief operating decision maker, our Chief Executive Officer, organizes the segments within the enterprise for making operating decisions, assessing performance and allocating resources and management responsibility. We determined that our IKON North America Copier and IKON North America Outsourcing businesses have similar economic characteristics and, as such, we have aggregated IKON North America Copier and IKON North America Outsourcing into one reportable segment referred to as IKON North America (“INA”). Our two reportable segments, INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities; however, we believe they do not meet all of the aggregation criteria to be reported as one segment. Our IKON Europe segment includes our captive finance subsidiaries in Europe.
     The table below presents segment information for the three months ended December 31, 2005 and 2004:

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2005
Revenues:
Equipment	$375,723	$49,266	$—	$424,989
Customer service and supplies	336,668	34,555	—	371,223
Managed and professional services	162,824	13,558	—	176,382
Rental and fees	39,027	1,400	—	40,427
Other	13,274	16,568	—	29,842

Total revenues	927,516	115,347	—	1,042,863
Gain on divestiture of business	—	4,924	—	4,924
Restructuring	(152)	—	—	(152)
Operating income (loss)	99,258	12,523	(58,499)	53,282
Loss from early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	2,571	2,571
Interest expense	—	—	13,798	13,798

Income from continuing operations before taxes on income	$99,258	$12,523	$(71,376)	$40,405

Three Months Ended December 31, 2004
Revenues:
Equipment	$355,724	$51,690	$—	$407,414
Customer service and supplies	341,610	36,620	—	378,230
Managed and professional services	164,089	15,143	—	179,232
Rental and fees	42,570	1,294	—	43,864
Other	37,154	39,552	—	76,706

Total revenues	941,147	144,299	—	1,085,446
Operating income (loss)	97,505	6,915	(59,853)	44,567
Interest income	—	—	928	928
Interest expense	—	—	13,731	13,731

Income from continuing operations before taxes on income	$97,505	$6,915	$(72,656)	$31,764

     Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance, supply chain and customer support.
14. PENSION PLANS
     We sponsor or have sponsored defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
     All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. defined benefit pension plans covering active employees (together with the Directors’ Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year, are reflected in the subsequent financial year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005.

     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended December 31
	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$8,721	$1,189	$7,033	$1,067
Interest cost on projected benefit obligation	8,417	1,115	8,107	966
Expected return on assets	(7,803)	(1,027)	(7,502)	(940)
Amortization of net obligation	—	9	—	9
Amortization of prior service cost	47	(51)	142	2
Recognized net actuarial loss	2,978	397	1,892	162
Curtailment	2,852	—	—	—

Net periodic pension cost	$15,212	$1,632	$9,672	$1,266

     As of December 31, 2005, we made contributions of $1,205. We may voluntarily contribute additional amounts to the plans during the remainder of fiscal 2006.
15. RESTRUCTURING
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at December 31, 2005, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	December 31, 2005
Severance	$1,975	$(216)	$(899)	$860
Contractual commitments	1,452	70	(268)	1,254
Contract termination	123	—	(53)	70

Total	$3,550	$(146)	$(1,220)	$2,184

*	The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the three months ended December 31, 2005 were not material to our consolidated financial statements.
     The three months ended December 31, 2005 included certain charges related to the restructuring of BDS, which is included as a discontinued operations (discussed at Note 16). Excluding the BDS restructuring credit of $6, the restructuring charge for continuing operations was $152.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$860	$—	$—	$—	$860
Contractual commitments	420	323	247	264	1,254
Contract termination	70	—	—	—	70

Total	$1,350	$323	$247	$264	$2,184

     All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,405 at December 31, 2005.
16. DISCONTINUED OPERATIONS
     In connection with our restructuring plan discussed in Note 15, we exited from BDS, a component of INA, during fiscal 2005. The exit of this business involved the sale or closure of 11 digital print centers. These sales and closures were evaluated for severance and lease liabilities and asset impairments, including goodwill, in accordance with our accounting policies. Operating activities of BDS are reported as discontinued. Summarized financial information for BDS is set forth below:

	Three Months Ended December 31,
	2005	2004
Revenues	$—	$11,525
Operating income (loss)	19	(1,861)
Tax (expense) benefit	(8)	735

Net income (loss) from discontinued operations	$11	$(1,126)

     As of September 30, 2005, all digital print centers were closed or sold. Assets related to BDS are recorded at their estimated net realizable value.
17. FINANCIAL INSTRUMENTS
     As of December 31, 2005, all of our derivatives designated as hedges are interest rate swaps, which have been designated as cash flow hedges at the time of adoption of SFAS 133 or at the time they were executed, if later than October 1, 2000 and qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the three months ended December 31, 2005, unrealized net losses totaling $131 after taxes, were recorded in other comprehensive income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction,” and together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) to GE in the U.S. and Canada, respectively. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have approximately 450 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
     For fiscal 2006, we outlined the following strategic priorities for our business:
•	operational leverage;

•	core growth; and

•	capital structure.
     Our first priority is to increase operational leverage. This involves improving efficiencies across our operations, simplifying our business by eliminating unprofitable and non-strategic businesses and focusing on our targeted businesses. It also involves reducing expenses across the Company. Many of the actions undertaken during fiscal 2005 to achieve improved operational leverage are now positively impacting our financial statements. For example, selling and administrative expenses in the first quarter of fiscal 2006 decreased by $35 million, or 10%, compared to the first quarter of fiscal 2005, resulting in a selling and administrative to revenue ratio of 30.1%, compared to 32.1% a year ago. As a result of our focus on operational leverage, our operating income as a percentage of revenue increased in the first quarter of fiscal 2006 from the first quarter of fiscal 2005.
     Improved operational efficiency provides the foundation for us to achieve our second priority, core growth in the Mid-Market and the National Account market as well as targeted markets in Europe. In the Mid-Market, we continued to compete aggressively for new business through a combination of customer incentives, strategic inventory purchases that provide lower cost of goods and differentiated product bundles that leverage the brand strengths of our product mix. The National Accounts team added one new customer and renewed three customers during the first quarter of fiscal 2006. The focus on the Mid-Market and National Accounts, which encompasses the Fortune 500 and large global and private companies, resulted in continued equipment growth during the first quarter of fiscal 2006. For example, in the U.S., new digital equipment revenue increased approximately 8%. This was driven by an approximate 9% increase in new production black & white revenue and an approximate 17% increase in color equipment revenue compared to the first quarter of fiscal 2005.
     We believe the success generated from our first two strategic priorities, operational leverage and core growth, will enable us to execute on our third strategic priority which is balanced capital structure. During the first quarter of fiscal 2006, we accomplished our debt reduction, dividend and share repurchase objectives. We redeemed the remaining $53 million balance of the 5% convertible notes and decreased our debt to capital ratio to 42% from 47% a year ago. We also paid a dividend of $5 million, or $0.04 per share, and repurchased 3 million shares of our outstanding common stock for $33 million.
     For the first quarter of fiscal 2006, we had total revenues of $1.04 billion, representing a 3.9% decline from the first quarter of fiscal 2005. This decline was due in large measure to the decrease in finance income from the run-off of the retained U.S. lease portfolio, the impact of the sales of Kafevend Group PLC (“Kafevend”), our coffee vending business in the United Kingdom, and our operating subsidiaries in France and Mexico, the continued de-emphasis of our technology services and hardware businesses and an unfavorable currency impact of 0.8%.
     Diluted earnings per share from continuing operations for the first quarter of fiscal 2006 were $0.21. Refer to “Results of Operations” for further discussion of our quarterly financial results.

RESULTS OF OPERATIONS
     This discussion reviews the results of our operations as reported in the consolidated statements of income. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data and references to 2006 and 2005 in the section relating to the three months ended December 31 refer to the three months ended December 31, 2005 and 2004, respectively. During the first quarter of fiscal 2006 we changed the format of our consolidated statements of income related to how we categorize our revenue and costs of sale. This change had no impact on previously reported operating income, net income or earnings per share. Prior periods have been conformed to the current period presentation.
Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004
     Equipment

	2006	2005	$ Change	% Change
Revenue	$424,989	$407,414	$17,575	4.3%
Cost of revenue	323,243	290,248	32,995	11.4%

Gross profit	$101,746	$117,166	$(15,420)	(13.2)%

Gross profit %	23.9%	28.8%
          Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, Color and Black & White. Color, is further categorized by Production Color, for high speed and high quality color output, and color-capable, for products that print both black and white images, and color images, in an office environment. Black & White is categorized by speed segment, with Office Black & White representing print speeds up to 69 pages per minute banded in four segments called Segments 1 — 4, and Production representing print speed of 70 pages and higher per minute banded in speed segments called Segments 5 and Segment 6.
     Equipment revenue increased $17,575, or 4.3%, compared to fiscal 2005. This increase includes an unfavorable currency impact of $3,909, or 0.9%, (revenues denominated in foreign currencies impacted unfavorably when converted to U.S. dollars for reporting purposes). The increase in equipment revenue is the result of strong placement performance of Color equipment, plus growth in placements of Production Black & White equipment, partially offset by a slight decline in placements of Office Black & White equipment. Color, Production Black & White and Office Black & White equipment revenue represented approximately 28%, 17% and 53%, respectively, of total U.S. equipment revenue during the first quarter of fiscal 2006. In the U.S., our largest market, Color revenues grew 15%, driven by a 26% increase in placements, partially offset by an 8% decline in average selling prices. The increase in Color placements in the U.S. was the result of our highly competitive offerings and a general market shift to Production Color and color-capable products. Average selling prices continued to decline in-line with general market trends. U.S. Black & White production revenue grew 8%, driven by a 9% increase in placements, partially offset by a 1% decrease in average selling prices. The increase in production placements in the U.S. was driven by more competitive offerings, particularly the IKON PrintCenterPro1050, a Segment 6 product manufactured by Konica Minolta. Average selling prices were lower in production Segment 6 due to increased competition and the introduction of new models at lower price points. U.S. Office Black & White revenue declined 1%, driven by a 5% decline in placements, principally placements of used equipment, and a 4% increase in average selling prices. The decline in U.S. Office Black & White equipment revenue is primarily the result of a decline in the sale of used equipment during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. In the U.S., New Black & White equipment increased in terms of both revenue and placements, but was offset by the decline in used equipment. We anticipate the sale of used equipment to rebound as fiscal 2006 progresses. In the U.S., within Office Black & White, we experienced a shift from Segment 3 to Segment 4, driven by lower price points and better feature/functions in the low end of Segment 4. In Europe, equipment revenues decreased by $2,424, or 4.7%, compared to first quarter of fiscal 2005, primarily as a result of the unfavorable impact of currency, partially offset by our success in our Pan European and Global accounts initiative across Europe, which showed significant growth year over year. Furthermore, we experienced an initial contribution from our recently opened offices in Switzerland, Sweden, Italy and Spain and continued growth from our subsidiaries in Germany and Denmark.
     The decrease in equipment gross profit margin was the result of changes in product mix, including mix shift between new and used equipment in Office Black & White, an increase in the mix of color-capable products with lower than historical color margins, the introduction of new models at lower price points and continued competitive pressure in the color segment. The majority of the decrease relates to the U.S., considering gross profit margins were consistent year over year in Europe, and was attributed to a shift towards lower margin color-capable office equipment, which shifted emphasis away from both higher margin Production Color equipment and used equipment. Production Black & White gross profit margins increased during the quarter, driven by more competitive offerings in Segment 5. Office Black & White gross profit margins decreased compared to the first quarter of fiscal 2005. Gross profit margins in each segment of Office Black & White were generally stable; however, the mix shift away from used equipment, and the mix shift from Segment 3 to Segment 4, negatively impacted the overall average gross profit margin.

     Customer Service and Supplies

	2006	2005	$ Change	% Change
Revenue	$371,223	$378,230	$(7,007)	(1.9)%
Cost of revenue	199,053	208,809	(9,756)	(4.7)%

Gross profit	$172,170	$169,421	$2,749	1.6%

Gross profit %	46.4%	44.8%
     Customer Service (maintenance and service of equipment) and direct supplies revenue decreased $7,007, or 1.9%, compared to the first quarter of fiscal 2005. This decrease includes an approximate $2,547, or 0.7%, unfavorable impact of currency. Customer Service revenue, which is driven by the total machines we service in the field, referred to as “MIF”, and the number and mix of copies made on those machines, decreased by 1.1%. Revenue per copy and MIF declined slightly and copy volume remained consistent year over year with strong growth in digital copy volume offset by an anticipated decline in analog. Generally, copies fall into four categories – Office Black & White, Production Black & White, Color and Analog. Within North America, during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005:
•	Office Black & White MIF increased approximately 7% with a slight decline, less than 1%, in copy volume;

•	Production Black & White MIF and copy volumes increased approximately 9% and 10%, respectively;

•	Color MIF and copy volumes increased approximately 27% and 40%, respectively; and

•	Analog MIF and copy volumes decreased approximately 31% and 42%, respectively, consistent with the ongoing market transition from analog to digital technology.
     In North America, we expect total copy volume to grow in-line with digital copy volume once the transition out of Analog is complete, which we estimate to be in late 2007 or early 2008. European Customer Services revenue decreased 5.2% compared to the first quarter of fiscal 2005 primarily as a result of the impact of currency partially offset by an increase in Color copy volume. Direct supplies revenue decreased by 10.6% compared to the first quarter of fiscal 2005 due to continuing market shift to supply inclusive product offerings and declining demand for fax toner.
     The increase in Customer Service and Supplies’ gross profit margin was a result of a year-over-year decrease in the consumption of parts and supplies in North America. This is primarily attributed to efficiency improvements in equipment technology and service process management. Additionally, a lower labor cost structure in North America, as a result of the restructuring actions taken during fiscal 2005, and improved efficiency and productivity contributed to the overall increase in gross profit margin percentage compared to fiscal 2005.
     Managed and Professional Services

	2006	2005	$ Change	% Change
Revenue	$176,382	$179,232	$(2,850)	(1.6)%
Cost of revenue	131,646	135,051	(3,405)	(2.5)

Gross profit	$44,736	$44,181	$555	1.3%

Gross profit %	25.4%	24.7%
          Managed Services is comprised of our On-Site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”). Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Managed and Professional Services revenue decreased $2,850, or 1.6%, during the first quarter of fiscal year 2006 compared to the first quarter of fiscal 2005. This decrease includes an unfavorable currency impact of $902, or 0.5%. Off-Site Managed Services revenue, which represents approximately 3.7% of our total revenue mix, declined 16%, due to the decision to close 16 unprofitable locations during fiscal 2005, and continued competitive pressure which has resulted in a reduction in the number of projects. This decrease was partially offset by an increase in On-Site Managed Services revenue, which represents 11.8% of total revenue mix, of 1.5% compared to fiscal 2005. This increase was driven by a 3.8% increase in North America as a result of an increase in the number of net new contracts signed through fiscal 2005 and the first quarter of fiscal 2006, partially offset by a 17% decline in Europe. The decline in Europe is the result of the loss of certain contracts, and the non-renewal of other less profitable contracts offset partially by new contract wins. Professional Services, which represents 1.4% of our total revenue mix, increased 23% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was the result of increased connectivity and installation services associated with a 6% increase in new digital placements. In Europe, Managed and Professional Services revenues overall declined by 10.5% in the quarter as a result of the items noted above and from the unfavorable impact of currency when converted to U.S. dollars.

          Managed and Professional Services gross profit margin percentage increased by 70 basis points as a result of improved margins in Professional Services, mainly due to volume and utilization improvements in our service force and improved margins in On-Site Managed Services as a result of better management of labor and consumables. This was partially offset by a lower mix of higher margin Off-Site Managed Services. Year over year margins in Europe remained flat.
     Rental and Fees

	2006	2005	$ Change	% Change
Revenue	$40,427	$43,864	$(3,437)	(7.8)%
Cost of revenue	12,798	12,322	476	3.9

Gross profit	$27,629	$31,542	$(3,913)	(12.4)%

Gross profit %	68.3%	71.9%
     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased by $3,437, or 7.8%, during the first quarter of fiscal 2006 compared to fiscal 2005 primarily driven by a decrease in sharing gains of approximately $2,600 and a decrease in operating rentals of approximately $800.
     Gross margin percentage decreased primarily as a result of a decrease in revenue, particularly high margin sharing gains.
     Other

	2006	2005	$ Change	% Change
Finance income	$19,072	$30,806	$(11,734)	(38.1)%
Other	10,770	45,900	(35,130)	(76.5)%

Total other revenue	$29,842	$76,706	$(46,864)	(61.1)%

Finance interest expense	$4,612	$7,889	$(3,277)	(41.5)%
Other	9,318	37,652	(28,334)	(75.3)%

Total cost of other revenue	$13,930	$45,541	$(31,611)	(69.4)

Finance income gross profit	$14,460	$22,917	$(8,457)	(36.9)%
Other gross profit	1,452	8,248	(6,796)	(82.4)%

Total other gross profit	$15,912	$31,165	$(15,253)	(48.9)%

Finance income	75.8%	74.4%
Other	13.5%	18.0%
Gross profit %	53.3%	40.6%
     Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other Revenue also included revenue from our operating subsidiaries in France and Mexico, which were sold during fiscal 2005, and Kafevend, a non-strategic business, which was sold in October 2005. The decrease in Other Revenues attributable to the impact of the sale of Kafevend and our operating subsidiaries in France and Mexico was $23,850. Finance income decreased $11,733 due to the impact of the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction in fiscal 2004. The remaining decrease in Other Revenues is due to the continued decline of revenues from technology hardware and services. This decrease is a result of the sale of certain of these businesses in fiscal 2005 and our continued de-emphasis on the remaining business during fiscal 2006.
 Selling and Administrative Expenses

	2006	2005	$ Change	% Change
Selling and administrative expenses	$313,987	$348,908	$34,921	(10.0)%
Selling and administrative expenses as a % of revenue	30.1%	32.1%
     Selling and administrative expense, which was favorably impacted by $1,996 due to foreign currency translation compared to the first quarter of fiscal 2005, decreased by $34,921, or 10.0%, during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, and decreased as a percentage of revenue from 32.1% to 30.1%.
     Significant changes in selling and administrative expenses impacting the Company were:

•	A decrease of $11,602 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses due to spending actions taken during fiscal 2005 and the first quarter of fiscal 2006;

•	A decrease of $11,480 in selling expense due to geographic consolidation and headcount reductions;

•	A decrease of approximately $8,019 related to the sale of businesses during fiscal 2005 and October 2005;

•	A decrease of $2,684 compared to fiscal 2005 related to rent and facilities expense as a result of several real estate leases that were not renewed and the termination of various real estate leases during fiscal 2005;

•	An increase in pension costs of $3,278 compared to fiscal 2005, which includes the curtailment charge related to the freezing of our U.S. Pension Plan. However, beginning in the second quarter of fiscal 2006 pension expense will decrease as a result of this freeze. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas.
     In fiscal 2006, we have continued to take aggressive actions to achieve our goal of reducing selling and administrative expense. We worked toward accomplishing this goal during fiscal 2005 and continued our progress into fiscal 2006 through a combination of headcount and real estate reductions, discretionary expense reductions, freezing certain defined benefit plans and by eliminating unprofitable or non-strategic business lines to streamline our selling and administrative structure.
 Other

	2006	2005	$ Change	%Change
Gain on divestiture of business	$4,924	$—	$4,924	N/A
Restructuring	(152)	—	(152)	N/A
Loss from early extinguishment of debt	1,650	—	1,650	N/A
Interest income	2,571	928	1,643	177.0
Interest expense	13,798	13,731	67	0.5
Taxes on income	12,773	10,892	1,881	17.3
Income from continuing operations	27,632	20,872	6,760	32.4
Diluted earnings per common share — continuing operations	$0.21	$0.14	$0.07	50.0
     On October 3, 2005, we sold Kafevend for $19,128. We recognized a gain during the first quarter of fiscal 2006 of $4,924 on the sale of Kafevend resulting from the difference between the carrying amount of assets sold, net of liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law.
     During the first quarter of fiscal 2006, we purchased the remaining $53,242 balance of our Convertible Notes, for $54,307. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,650, which is included in loss from early extinguishment of debt in the consolidated statements of income for the first quarter of fiscal 2006.
     Interest income increased from fiscal 2005 due to an increase in the average interest rates during the first quarter of fiscal 2006 compared to the same period in the prior year. Additionally, the average invested cash balance increased slightly year-over-year.
     Interest expense remained flat in the first quarter of fiscal 2006 as compared to the same period in the prior year. Interest expense was positively impacted by a reduction in our corporate debt, offset by the higher interest rate on the $225,000 7.75% notes due 2015 as compared to the Convertible Notes which they replaced.
     The effective income tax rate was 31.6% and 34.3% for the first quarter of fiscal 2006 and fiscal 2005, respectively. The first quarter fiscal 2006 effective tax rate includes the divestiture of our Kafevend business, which resulted in no tax liability and lowered our overall effective income tax rate. The first quarter fiscal 2005 tax rate benefited from tax planning strategies in Ireland. The effective income tax rate for the remaining nine months of fiscal 2006 is expected to be 36%.
     Diluted earnings per common share from continuing operations were $0.21 for the first quarter of fiscal 2006, compared to $0.14 for the first quarter of fiscal 2005. This increase was attributable mainly to the impact of lower selling and administrative expenses and the gain on the divestiture of the Kafevend business, partially offset by lower gross profit dollars and the loss from early extinguishment of debt.

 Review of Business Segments
Our reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in Europe.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2005
Revenues:
Equipment	$375,723	$49,266	$—	$424,989
Customer service and supplies	336,668	34,555	—	371,223
Managed and professional services	162,824	13,558	—	176,382
Rental and fees	39,027	1,400	—	40,427
Other	13,274	16,568	—	29,842

Total Revenues	927,516	115,347	—	1,042,863
Gain on divestiture of business	—	4,924	—	4,924
Restructuring	(152)	—	—	(152)
Operating income (loss)	99,258	12,523	(58,499)	53,282
Loss from early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	2,571	2,571
Interest expense	—	—	13,798	13,798

Income from continuing operations before taxes on income	$99,258	$12,523	$(71,376)	$40,405

Three Months Ended December 31, 2004
Revenues:
Equipment	$355,724	$51,690	$—	$407,414
Customer service and supplies	341,610	36,620	—	378,230
Managed and professional services	164,089	15,143	—	179,232
Rental and fees	42,570	1,294	—	43,864
Other	37,154	39,552	—	76,706

Total Revenues	941,147	144,299	—	1,085,446
Operating income (loss)	97,505	6,915	(59,853)	44,567
Interest income	—	—	928	928
Interest expense	—	—	13,731	13,731

Income from continuing operations before taxes on income	$97,505	$6,915	$(72,656)	$31,764

          Approximately 89% of our revenues were generated by INA and approximately 95% of INA revenues are generated within the U.S.; accordingly, many of the items discussed above regarding our consolidated results are applicable to INA particularly the U.S.
IKON North America
          Equipment revenue increased $19,999, or 5.6%, compared to fiscal 2005. The increase in equipment revenue is the result of strong placement performance of Color equipment, plus growth in placements of Production Black & White equipment, partially offset by a slight decline in placements of Office Black & White equipment. In the U.S. our largest market, Color revenues grew 15%, driven by a 26% increase in placements, partially offset by an 8% decline in average selling prices. The increase in Color placements in the U.S. was the result of our highly competitive offerings and a general market shift to Production Color and color-capable products. Average selling prices continue to decline in-line with general market trends. U.S. Production Black & White revenue grew 8% driven by a 9% increase in placements, partially offset by a 1% decrease in average selling prices. The increase in Production placements in the U.S. was driven by more competitive offerings, particularly the IKON PrintCenterPro1050, a Segment 6 product manufactured by Konica Minolta. Average selling prices were lower in production Segment 6 due to increased competition and the introduction of new models at lower price points. U.S. Office Black & White revenue declined 1% driven by a 5% decline in placements, principally by placements of used equipment, and a 4% increase in average selling prices. The decline in U.S. Office Black & White equipment revenue is the result of a decline in the sale of used equipment during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. In the U.S., new Black & White equipment increased in terms of both revenue and placements, but was offset by the decline in used equipment. We anticipate the sale of used equipment to rebound as fiscal 2006 progresses. Within U.S. Office Black & White, we experienced a significant shift from Segment 3 to Segment 4, driven by lower price points and better feature/functions in the low end of Segment 4. The decrease in U.S. equipment gross profit margin was the result of changes in product mix, including mix shift between new and used equipment in Office Black & White, an increase in the mix of color-capable products with lower than historical Color margins, the introduction of new models at lower price points and continued competitive pressure in the Color segment. The majority of the decrease was attributed to a shift towards lower margin color-capable office equipment, which shifted emphasis away from both higher margin production color equipment and used equipment. Production

Black & White gross profit margins increased during the quarter driven by more competitive offerings in Segment 5. Office Black & White gross profit margins decreased compared to the first quarter of fiscal 2005. Gross profit margins in each segment of Office Black & White were generally stable; however, the mix shift away from used equipment, and the mix shift from Segment 3 to Segment 4, negatively impacted the overall average gross profit margin.
          Customer Service and direct supplies revenue decreased $4,942, or 1.4%, compared to the first quarter of fiscal 2005 primarily from a slight decline in revenue per copy and MIF in the U.S. Overall in the U.S., copy volume remained consistent year over year with strong growth of approximately 5% in digital copy volume offset by an anticipated decline in analog. In North America, we expect total copy volume to grow in-line with digital copy volume once the transition out of Analog is complete, which we estimate to be in late 2007 or early 2008. Direct supplies revenue decreased compared to the first quarter of fiscal 2005 due to continuing market shift to supply inclusive product offerings and declining demand for fax toner. The increase in Customer Service and Supplies’ gross profit margin was a result of a year-over-year decrease in the consumption of parts and supplies in North America. This is primarily attributed to efficiency improvements in equipment technology and service process management. Additionally, a lower labor cost structure in North America, as a result of the restructuring actions taken during fiscal 2005, and improved efficiency and productivity contributed to the overall increase in gross profit margin percentage compared to fiscal 2005.
          Managed and Professional Services revenue decreased $1,265, or 1%, during the first quarter of fiscal year 2006 compared to the first quarter of fiscal 2005. Off-Site Managed Services revenue declined by approximately 16%, due to the decision to close 16 unprofitable locations during fiscal 2005 and continued competitive pressure which has resulted in a reduction in the number of projects. This decrease was partially offset by an increase in On-Site Managed Services revenue of 3.8% compared to fiscal 2005. This was the result of an increase in the number of net new contracts signed through fiscal 2005 and the first quarter of fiscal 2006. Professional Services increased 20.1% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This increase was the result of increased connectivity and installation services associated with a 6% increase in new digital placements. Managed and Professional Services gross profit margin percentage increased by 30 basis points as a result of improved margins in Professional Services, mainly due to volume and utilization improvements in our service force and improved margins in On-Site Managed Services as a result of better management of labor and consumables. This was partially offset by a lower mix of higher margin Off-Site Managed Services.
          Revenue generated from Rental and Fees decreased by $3,543, or 8.3%, during the first quarter of fiscal 2006 compared to the first fiscal quarter of 2005 primarily driven by an approximate $2,600 decrease in sharing gains and an approximate $900 decrease in operating rentals. Gross margin percentage decreased by approximately 400 basis points year over year primarily as a result of a decrease in revenue, particularly high margin sharing gains.
          Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other Revenue also included revenue from our operating subsidiary in Mexico, which was sold during fiscal 2005. Finance income decreased due to the impact of the continued run-off of the retained U.S. lease portfolio not sold to GE as part of the U.S. Transaction in fiscal 2004. The remaining decrease in Other Revenues is due to the continued decline of revenues from technology hardware and services.
IKON Europe
          Equipment revenues decreased by $2,424, or 4.7%, and gross profit margins remained consistent compared to first quarter of fiscal 2005, primarily as a result of currency, partially offset by our success in our Pan European and Global accounts initiative across Europe, which showed significant growth year-over-year and from the initial contribution from our recently opened offices in Switzerland, Sweden, Italy and Spain and the continued growth from our subsidiaries in Germany and Denmark. This increase was partially offset by the unfavorable impact of currency. Customer Service and Supplies revenue decreased 5.6%, primarily impacted by currency, and gross profit margins decreased by approximately 150 basis points compared to the first quarter of fiscal 2005. Managed and Professional Services revenue declined by 10.5% as a result of the unfavorable impact of currency, the loss of certain contracts and the non-renewal of other less profitable contracts, partially offset by new contract wins and gross profit margins remained flat compared to fiscal 2005. Other Revenue decreased primarily due to the impact of the sale of Kafevend and our operating subsidiary in France.
Corporate and Eliminations
     Corporate and Eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance, supply chain and customer support.

     Restructuring
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”), LDS, our North American field organization and our corporate staff and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at December 31, 2005, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	December 31, 2005
Severance	$1,975	$(216)	$(899)	$860
Contractual commitments	1,452	70	(268)	1,254
Contract termination	123	—	(53)	70

Total	$3,550	$(146)	$(1,220)	$2,184

* The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the three months ended December 31, 2005 were not material to our consolidated financial statements.
     The three months ended December 31, 2005 included certain charges related to the restructuring of BDS, which is included as a discontinued operations (discussed in the Notes to our condensed consolidated financial statements). Excluding the BDS restructuring credit of $6, the restructuring charge for continuing operations was $152.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$860	$—	$—	$—	$860
Contractual commitments	420	323	247	264	1,254
Contract termination	70	—	—	—	70

Total	$1,350	$323	$247	$264	$2,184

     All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,405 at December 31, 2005.
FINANCIAL CONDITION AND LIQUIDITY
 Cash Flows and Liquidity
     The following summarizes cash flows for the three months ended December 31, 2005 as reported in our consolidated statements of cash flows:

2006
Cash used in operating activities	$(38,773)
Cash provided by investing activities	90,219
Cash used in financing activities	(158,411)
Effect of exchange rate changes on cash and cash equivalents	(986)
Decrease in cash and cash equivalents	(107,951)
Cash and cash equivalents at beginning of the year	373,705

Cash and cash equivalents at end of period	$265,754

 Operating Cash Flows
     We used $38,773 of cash for operating activities during the first quarter of fiscal 2006. Net income from continuing operations was $27,632 during the first quarter of fiscal 2006. Non-cash operating expenses were $28,079, which includes depreciation, amortization, gain on the divesture of business, provision for losses on accounts and lease receivables, deferred income taxes, stock-based compensation expense, pension expense and loss from the early extinguishment of debt. Our most significant uses of cash were due to the decreases in accounts payable, deferred revenue and accrued expenses of $56,615 from September 30, 2005. Accrued salaries, wages and commissions decreased as a result of the timing of payment of commissions and the payment of fiscal 2005 performance compensation during the first quarter of fiscal 2006. During the first quarter of fiscal 2006, we made $1,220 of payments related to our fiscal 2005 restructuring actions. Accounts receivable negatively impacted cash flow from operations by $20,214, due mainly from an increase in amounts due from GE due to the timing of funding. Amounts due from GE increased from $150,047 at September 30, 2005 to $159,742 at December 31, 2005 but decreased from $202,173 at December 31, 2004. The increase in inventory levels compared to September 30, 2005, resulted in a cash usage of $17,328 during the first quarter of fiscal 2006. This increase was due to the timing of equipment purchases during the first quarter in order to take advantage of certain pricing incentives provided by some of our vendors.
     Investing Cash Flows
     During the first quarter of fiscal 2006, we generated $90,219 of cash from investing activities, mainly attributable to the collection of $122,389 of lease receivables and $51,142 in proceeds from the sale of lease receivables, offset by $94,180 of lease receivable additions. As a result of the Transactions, collections received from our U.S. retained lease portfolio will continue to significantly outpace lease receivable additions. During the first quarter of fiscal 2006, we had capital expenditures for property and equipment and equipment on operating leases of $10,982. Capital expenditures for equipment on operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from both the sale of property and equipment and equipment on operating leases were $3,456. During the first quarter of fiscal 2006, we received $19,128 of proceeds from the sale of Kafevend.
 Financing Cash Flows
     During the first quarter of fiscal 2006, we used $158,411 of cash for financing activities. As discussed in further detail below under “— Debt Structure,” during the first quarter of fiscal 2006 we used $145,621 for debt repayments. These payments include $87,358 of lease related debt and $53,242 of our Convertible Notes which we purchased for $54,307. During the first quarter of fiscal 2006, $18,432 of lease related debt was issued by our European leasing subsidiaries. Proceeds from option exercises were $5,283 for the first quarter of fiscal 2006 and the tax benefit relating to stock plans was $2,962. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “2004 Plan”), superseding the fiscal 2000 share repurchase authorization. At December 31, 2005, we had $52,514 remaining for share repurchases under the 2004 Plan. In the first quarter of fiscal 2006 we repurchased 3.3 million shares of our outstanding common stock for $33,392, which includes related fees paid. Also, during the first quarter of fiscal 2006, we paid $5,249 of dividends, representing $0.04 per common share to shareholders of record.
 Debt Structure
     Long-term corporate debt consisted of:

	December 31,	September 30,
	2005	2005
Bond issues	$354,872	$354,850
Convertible subordinated notes	—	53,242
Notes payable	319,835	319,835
Miscellaneous notes, bonds, mortgages and capital lease obligations	1,152	1,366

	675,859	729,293
Less: current maturities	1,060	1,137

	$674,799	$728,156

Long-term non-corporate debt consisted of:

	December 31,	September 30,
	2005	2005
Lease-backed notes	$262,776	$332,233
Asset securitization conduit financing	121,057	124,122
Notes payable to banks	8,363	9,422
Debt supporting unsold residual value	58,412	58,889

	450,608	524,666
Less: current maturities	265,214	299,359

	$185,394	$225,307

     During the three months ended December 31, 2005, we repaid $69,457 of our leased-back notes and $17,901 of other non-corporate debt for the Europe lease portfolio.
     During the three months ended December 31, 2005, we purchased the remaining $53,242 of our Convertible Notes for $54,307.

 Asset Securitization Conduit Financing Agreements
     IKON Capital PLC, our leasing subsidiary in the United Kingdom maintains a revolving asset securitization conduit financing agreement (the “U.K. Conduit”). As of December 31, 2005 and September 30, 2005, we had approximately $26,181 and $26,471, respectively, available under the U.K. Conduit. During the three months ended December 31, 2005, there were no borrowings or repayments in connection with the U.K. Conduit.
 Debt Supporting Unsold Residual Value
     Due mainly to certain provisions within our agreements with GE which do not allow us to recognize the sale of the residual value in which we are the original equipment lessor (primarily state and local government contracts), we must keep the present value of the residual value of those leases on our balance sheet. A corresponding amount of debt is recorded representing the cash received from GE for the residual value. This debt will not be repaid unless required under the applicable lease agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Over the last three years, total repurchases of lease receivables related to our service performance have averaged approximately $140 per year.
     At December 31, 2005 we had $58,412 of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt relates to $46,510 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at December 31, 2005. An additional $10,384 of this debt relates to equipment on operating leases that have been funded by GE. Accordingly, the balance of this debt is comprised of the following three components:
•	We have transferred $36,973 of lease receivables to GE for which we have retained certain risks of ownership at December 31, 2005;

•	We have transferred lease receivables to GE for which we have retained certain risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At December 31, 2005, we had recorded $9,537 of debt and associated residual value; and

•	We have $10,384 of debt related to equipment on operating leases that has been funded by GE.
 Credit Facility
     We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,158 at December 31, 2005. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the original terms of the Credit Facility, share repurchases were permitted up to $150,000 until September 2005, plus 50% of net income after this date could have been used for further share repurchases and dividends, not to exceed $250,000 over the life of the Credit Facility. Beginning on October 20, 2005, under the terms of an amendment to the Credit Facility, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.
     The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. As of December 31, 2005, we were in compliance with all of the covenants included in the Credit Facility.
 Loss from the Early Extinguishment of Debt
          As discussed above, during the three months ended December 31, 2005, we purchased $53,242 of our Convertible Notes for $54,307. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $1,650, which is included in loss from the early extinguishment of debt, in the consolidated statements of income.

 Letters of Credit
     We have certain commitments available to us in the form of lines of credit that are net of standby letters of credit. As of December 31, 2005, we had $183,270 available under lines of credit, including the $166,158 available under the Credit Facility and had open standby letters of credit totaling $33,842. These letters of credit are supported by the Credit Facility. All letters of credit expire within one year.
     Liquidity Outlook
     For fiscal 2006, we anticipate that we should generate $50,000 to $100,000 in cash from operations. These expected results are primarily due to the generation of cash from net income as well as working capital improvements less the payment of deferred tax obligations related to the retained U.S. leasing portfolio which we will continue to pay over the next few years as the underlying leases run off. We also expect to make tax payments in total of approximately $125,000 during fiscal 2006.
     We expect net lease receivable collections, reported under “Cash from Investing Activities,” to more than offset the future tax liabilities during the period between the Transactions and the run-off of the U.S. retained lease portfolio, as well as the obligations for the underlying debt supporting the lease receivables.
     We believe that our operating cash flows together with our current cash position and other financing arrangements will be sufficient to finance both short-term and long-term operation requirements, including capital expenditures, and payment of dividends.
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 4 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have no cash flow exposure due to interest rate changes for long-term debt obligations as we use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes and other debt obligations. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Non-corporate debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2005 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
          Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below. Notwithstanding the material weakness described herein, management believes that the unaudited interim consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.
 Material Weakness in Internal Control Over Financial Reporting
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2005.
     The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended December 31, 2004 and the annual consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 to correct revenue, accounts receivable, deferred revenue and the related income tax provision. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of December 31, 2005.
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
          During fiscal 2005, we undertook numerous initiatives to remediate the material weakness. The material initiatives we undertook in the fourth quarter of fiscal 2005 are as follows:
•	realigning responsibilities to ensure direct accountability for all customer billing;

•	synchronizing service contract initialization and termination with equipment installation and removal;

•	creating a quality assurance function to test contract set-up and termination;

•	improving our meter reading collection process and reducing reliance on meter estimates; and

•	standardizing our issue resolution process across all IKON locations in North America.
          We continued to make progress on these ongoing initiatives during the first quarter of fiscal 2006. The material initiatives we undertook in the first quarter of fiscal 2006 are as follows:
•	establishing a service billing organization structure and appointing a vice president of service billing operations;

•	conducting tests of contract set-up procedures at each of our North American billing centers;

•	using actual service billing data from our service provider in lieu of estimated amounts; and

•	initializing a pilot program designed to assess the accuracy of estimated meter reads.
          In addition, during the first quarter of fiscal 2006, we began to refocus on our conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite, which we expect will further remediate the material weakness in billing described above.
          As of December 31, 2005, our remediation efforts related to the material weakness described above were not complete and we have not yet determined what further initiatives may be undertaken or when in the future we believe our efforts to remediate the material weakness will be completed; however, we will continue to focus on these initiatives and develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner. The costs of our remediation efforts are not material to the Company, and are not expected to be material.

Changes in Internal Control Over Financial Reporting
          We previously reported that we had taken steps to remediate certain control deficiencies related to inadequate segregation of incompatible duties and ineffective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data. During fiscal 2005, we began to review and evaluate employee access capabilities and their respective corresponding job responsibilities in an effort to identify and eliminate incompatible duties. Significant progress was made in the fourth quarter of fiscal 2005 with respect to these initiatives, which were designed to compensate for the deficiencies that resulted from duties that were not segregated. Although these deficiencies did not rise to the level of a material weakness, we continued to identify and eliminate incompatible duties during the first quarter of fiscal 2006. In addition, during the first quarter of fiscal 2006, we began to refocus on our conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite. We believe the controls described above adequately compensate for these deficiencies as of December 31, 2005, except as relates to the material weakness described above.
           As discussed above there were changes in the first quarter of fiscal 2006 and during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended December 31, 2005:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	per Share	Program	the Program (2)
October 1, 2005 – October 31, 2005	1,658	$9.87	1,658	$69,447
November 1, 2005 – November 30, 2005	1,155	10.01	1,155	57,888
December 1, 2005 – December 31, 2005	512	10.48	512	52,514

	3,325	$10.01	3,325	$52,514

     (1) As of December 31, 2005, we repurchased a total of 18,502 shares of our common stock pursuant to the repurchase program (the “Program”) adopted by our Board of Directors in March 2004, and publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.
     (2) Our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock under the Program. The Program will remain in effect until the $250,000 repurchase limit is reached; however, our Board of Directors may discontinue the Program at any time. As of December 31, 2005, we had utilized $197,903, including commissions under the Program (see Note 10 to our condensed consolidated financial statements, for information concerning our share repurchase activity and how it relates to our Credit Facility).
Item 3. Defaults Upon Senior Securities
(No response to this item is required).
Item 4. Submission of Matters to a Vote of Security Holders
(No response to this item is required).
Item 5. Other Information
(No response to this item is required).
Item 6. Exhibits
a)	Exhibits
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the Principal Financial Officer of the Registrant.
IKON OFFICE SOLUTIONS, INC.
Date: February 8, 2006

By:	/s/ ROBERT F. WOODS

(Robert F. Woods) Senior Vice President and Chief Financial Officer (Principal Financial Officer)