Form 10-Q
period 2006-03-31
IKON OFFICE SOLUTIONS INC
filed 2006-05-04
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to             .
Commission file number 1-5964

IKON OFFICE SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

OHIO	23-0334400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

70 Valley Stream Parkway
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
Large accelerated filer ☑ Accelerated Filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, no par value, outstanding on May 2, 2006 was 130,804,257.

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, improved operational efficiency and balanced capital strategy; earnings, revenue, cash flow, margins and results from continuing operations; our ability to repay debt; our ability to remediate deficiencies in the processes and the timeliness with which we issue certain invoices; the impact of the sale of our retained U.S. lease portfolio; the development and expansion of our strategic alliances and partnerships; the conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite, in our North American and European markets (the “One Platform Conversion”); anticipated growth rates in the digital monochrome and color equipment and Enterprise Services businesses; the effect of foreign currency exchange risk; the impact of, and use of proceeds from, our proposed Domestic Reinvestment Plan for the repatriation of foreign earnings; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
     The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to:
•	risks and uncertainties relating to conducting operations in a competitive environment and a changing industry;

•	risks and uncertainties associated with existing or future supplier relationships;

•	risks and uncertainties associated with our relationship with General Electric Capital Corporation (“GE”);

•	our ability to finance current operations and growth initiatives;

•	our ability to improve operational efficiency and reduce our administrative costs;

•	risks associated with new technologies;

•	our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting;

•	risks associated with the One Platform Conversion and our infrastructure and productivity initiatives; and

•	economic, legal and political issues associated with our international operations.
RISK FACTORS
The intense competition in our industry could result in reduced profitability and loss of market share.
     We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, Global Imaging Systems, Océ/Imagistics and Danka. Our competitors may be positioned to offer and perform under more favorable product and service terms, resulting in reduced profitability and loss of market share for us. Some of our suppliers are also our competitors, such as Canon, Ricoh, Konica Minolta and HP, and supply us with the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve, expand into additional product and services offerings and successfully perform complex Enterprise Services transactions, including hardware and software technology integrations, connectivity service engagements, assessment projects and software solutions. Our failure to do so could lead to a loss of market share, resulting in a material adverse effect on our results of operations.
A deterioration in our relationships with our suppliers or in the financial condition of our suppliers could have a material adverse effect on our liquidity, financial position and results of operations.
     Our access to equipment, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers, including Canon, Ricoh, Konica Minolta, EFI and HP, on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of, our significant suppliers, including some of our competitors, could have an adverse impact on our ability to generate equipment sales and to provide maintenance services. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software suppliers, including Captaris, EMC (Documentum) and Kofax. As our relationships with software suppliers become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software suppliers, or pose a risk of loss in market share due to diminished software offerings. Any change in one or more of these suppliers’ willingness or ability to continue to supply us with their products could have a material adverse impact on our liquidity, financial position and results of operations.
Our liquidity, financial position and results of operations are dependent on our relationship with GE.
     During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. We also sold additional assets, namely lease receivables, to GE as of April 1, 2006. Prior to our arrangement with GE, a significant portion of our profits was derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases purchased or funded by GE. Our right to receive a portion of these fees will end as of March 31, 2009, which is the end of the initial five-year term of our U.S. lease program agreement. Our ability to generate on-going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in an adverse effect on our liquidity, financial position and results of operations.
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
     We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,658 at March 31, 2006. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the terms of the Credit Facility, as amended, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.

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
     The document management solutions industry is a rapidly changing environment. Our business would be adversely affected if we or our suppliers failed to anticipate which products or technologies will gain market acceptance, or if we cannot sell such products at competitive prices. Significant technological changes in our industry may have ramifications that may not be foreseen. We cannot be certain that manufacturers of popular products, some of which are also our competitors, will permit us to market their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture their own products rather than relying on third parties, those competitors may have a competitive advantage over us. In addition, new products containing new technology may replace or compete with existing products placed by us or may be sold through other channels of distribution.
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
     Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to mitigate the risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports, our business, brand and operating results could be harmed. During fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue certain invoices and, as a result, implemented processes designed to fairly present our financial statements. Errors resulting from these deficiencies (collectively, the “Billing Matter”) required us to restate certain of our previously issued financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. During fiscal 2005, management determined that the Billing Matter constituted a material weakness in our internal control over financial reporting. We also identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. However, if we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations. For example, in light of the Billing Matter, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 4, “- Controls and Procedures”). Billed revenue and the related accounts receivable are adjusted based on estimates derived by a statistically valid analysis of historical data to mitigate the financial impact of the Billing Matter. Changes to these estimates could have a material adverse effect on our financial position and results of operations.
We continue to implement substantial changes to our information systems. These actions could disrupt our business.
     Our One Platform Conversion and related actions have required us to make substantial modifications to our information technology systems and business processes, including our billing systems, and contributed to certain control deficiencies identified in connection with the Billing Matter. We cannot provide assurance that we will successfully implement our information systems and business processes. Any disruption could have an adverse effect on our liquidity, financial position and results of operations.
Added risks are associated with our international operations.
     We have international operations in Canada, Mexico and Western Europe. Approximately 16% of our revenues for the first six months of fiscal 2006 were derived from our international operations, and approximately 78% of those revenues were derived from Canada and the United Kingdom. Our future revenues, costs of operations and net income could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31, 2006	September 30, 2005
Assets
Cash and cash equivalents	$311,653	$373,705
Restricted cash	637	18,272
Accounts receivable, less allowances of: March 31, 2006 — $9,780; September 30, 2005 — $12,284	643,555	678,313
Lease receivables, less allowances of: March 31, 2006 — $1,725; September 30, 2005 — $2,560	94,972	317,928
Inventories	263,238	241,470
Prepaid expenses and other current assets	25,288	42,660
Deferred taxes	55,128	55,566
Assets held for sale	382,223	—

Total current assets	1,776,694	1,727,914

Long-term lease receivables, less allowances of: March 31, 2006 — $4,475; September 30, 2005 — $4,053	246,442	503,281
Equipment on operating leases, net of accumulated depreciation of: March 31, 2006 — $73,026; September 30, 2005 — $76,774	79,555	101,614
Property and equipment, net of accumulated depreciation of: March 31, 2006 — $305,375; September 30, 2005 — $306,656	145,322	144,309
Goodwill	1,265,311	1,280,578
Other assets	73,312	74,123

Total Assets	$3,586,636	$3,831,819

Liabilities
Current portion of corporate debt	$1,309	$1,137
Current portion of non-corporate debt	131,852	299,359
Trade accounts payable	202,856	211,783
Accrued salaries, wages and commissions	80,249	94,614
Deferred revenues	107,374	111,890
Taxes payable	77,006	79,458
Other accrued expenses	120,203	139,099
Liabilities held for sale	205,292	—

Total current liabilities	926,141	937,340

Long-term corporate debt	674,736	728,156
Long-term non-corporate debt	68,630	225,307
Deferred taxes	9,913	20,853
Other long-term liabilities	319,004	349,819

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: March 31, 2006 — 149,310 shares; September 30, 2005 — 149,310 shares; outstanding: March 31, 2006 — 131,288 shares; September 30, 2005 — 134,920 shares	1,040,176	1,030,462
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Retained earnings	787,494	755,864
Accumulated other comprehensive loss	(44,928)	(65,426)
Cost of common shares in treasury: March 31, 2006 — 18,022 shares; September 30, 2005 — 14,390 shares	(194,530)	(150,556)

Total Shareholders’ Equity	1,588,212	1,570,344

Total Liabilities and Shareholders’ Equity	$3,586,636	$3,831,819

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
Revenues
Equipment	$460,748	$444,068	$885,737	$851,481
Customer service and supplies	361,383	362,752	732,606	740,982
Managed and professional services	185,470	174,916	361,852	354,148
Rental and fees	43,248	43,039	83,675	86,903
Other	29,660	67,498	59,502	144,204

	1,080,509	1,092,273	2,123,372	2,177,718

Cost of Revenues
Equipment	343,405	322,098	666,648	612,346
Customer service and supplies	206,679	210,547	405,732	419,356
Managed and professional services	136,366	127,844	268,012	262,895
Rental and fees	12,975	11,512	25,773	23,834
Other	15,757	38,059	29,687	83,600

	715,182	710,060	1,395,852	1,402,031

Gross Profit
Equipment	117,343	121,970	219,089	239,135
Customer service and supplies	154,704	152,205	326,874	321,626
Managed and professional services	49,104	47,072	93,840	91,253
Rental and fees	30,273	31,527	57,902	63,069
Other	13,903	29,439	29,815	60,604

	365,327	382,213	727,520	775,687

Selling and administrative	314,827	347,541	628,814	696,449
Gain on divestiture of business	105	1,901	5,029	1,901
Asset impairment and restructuring	17	11,709	(135)	11,709

Operating income	50,588	24,864	103,870	69,430

Loss from early extinguishment of debt	—	1,734	1,650	1,734
Interest income	2,365	2,360	4,936	3,288
Interest expense	(13,315)	(12,868)	(27,113)	(26,599)

Income from continuing operations before taxes on income	39,638	12,622	80,043	44,385
Taxes on income	14,270	4,873	27,043	15,764

Income from continuing operations	25,368	7,749	53,000	28,621

Discontinued Operations:
Operating loss	(51)	(14,339)	(32)	(16,200)
Tax benefit	21	5,664	13	6,399

Net loss from discontinued operations	(30)	(8,675)	(19)	(9,801)

Net income (loss)	$25,338	$(926)	$52,981	$18,820

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.19	$0.06	$0.40	$0.20
Discontinued operations	0.00	(0.06)	0.00	(0.07)

Net income (loss)	$0.19	$(0.01)*	$0.40	$0.13

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.19	$0.05	$0.39	$0.20
Discontinued operations	0.00	(0.06)	0.00	(0.07)

Net income (loss)	$0.19	$(0.01)	$0.39	$0.13

Cash dividends per common share	$0.04	$0.04	$0.08	$0.08

*	The sum of the earnings per share amounts do not equal the total due to rounding.
See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended March 31
	2006	2005
Cash Flows from Operating Activities
Net income	$52,981	$18,820
Net loss from discontinued operations	(19)	(9,801)

Income from continuing operations	53,000	28,621
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Depreciation	36,119	37,405
Amortization	2,033	2,692
Gain from divestiture of business	(5,029)	(1,901)
Loss on disposal of property and equipment	1,458	2,306
Provision for losses on accounts receivable	7,288	6,931
Restructuring and asset impairment charges	(135)	11,709
Deferred income taxes	(27,750)	(66,626)
Provision for lease default reserves	1,086	988
Stock-based compensation expense	5,084	5,307
Pension expense	21,820	21,880
Loss from early extinguishment of debt	1,650	1,734
Changes in operating assets and liabilities, net of divestiture of businesses:
(Increase) decrease in accounts receivable	(1,418)	37,822
(Increase) decrease in inventories	(22,321)	12,377
Decrease in prepaid expenses and other current assets	14,463	17,691
Decrease in accounts payable	(6,165)	(90,942)
(Decrease) increase in deferred revenue	(4,101)	2,429
Decrease in accrued expenses	(44,971)	(35,284)
Increase in taxes payable	10,143	12,783
Decrease in accrued restructuring	(1,300)	(905)
Other	140	728

Net cash provided by continuing operations	41,094	7,745
Net cash used in discontinued operations	(846)	(2,928)

Net cash provided by operating activities	40,248	4,817

Cash Flows from Investing Activities
Proceeds from the divestiture of business (Note 5)	19,575	5,330
Expenditures for property and equipment	(18,517)	(14,387)
Expenditures for equipment on operating leases	(12,211)	(25,038)
Proceeds from the sale of equipment on operating leases	15,572	5,627
Proceeds from the sale of lease receivables (Note 7)	92,865	139,392
Lease receivables — additions	(186,542)	(195,189)
Lease receivables — collections	238,495	266,079
Other	(1,246)	(2,673)

Net cash provided by continuing operations	147,991	179,141

Net cash provided by discontinued operations	—	88

Net cash provided by investing activities	147,991	179,229

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	(30)	(182)
Repayment of other borrowings	(3,754)	(3,439)
Proceeds from issuance of long-term corporate debt	—	886
Debt issuance costs	(984)	—
Long-term corporate debt repayments	(54,460)	(104,031)
Non-corporate debt — issuances	7,256	16,965
Non-corporate debt — repayments	(134,298)	(199,727)
Dividends paid	(10,614)	(11,298)
Decrease in restricted cash	1,489	2,978
Proceeds from stock option exercises	13,758	2,743
Tax benefit relating to stock plans	4,997	789
Purchase of treasury shares	(68,975)	(34,240)

Net cash used in financing activities	(245,615)	(328,556)

Effect of exchange rate changes on cash and cash equivalents	(4,676)	4,845

Net decrease in cash and cash equivalents	(62,052)	(139,665)

Cash and cash equivalents at beginning of the year	373,705	472,951
Cash and cash equivalents at end of the period	$311,653	$333,286

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”) in the U.S., and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We also sold additional assets, namely lease receivables (the “Retained U.S. Portfolio”), to GE as of April 1, 2006 (the “Retained U.S. Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized document workflow solutions and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations through the six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 9, 2005.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. BOOK OVERDRAFTS
     We had $28,961 and $17,107 of book overdrafts (outstanding checks on zero balance bank accounts that are funded from an investment account with another financial institution upon presentation for payment) included within our accounts payable balance at March 31, 2006 and September 30, 2005, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
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

     Stock Options
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
     During the three and six months ended March 31, 2006, the Company issued 57 and 1,226 stock options, respectively.
     During the three months ended March 31, 2006 and 2005, the Company recognized $1,143 and $1,306, respectively, of stock based compensation expense related to stock options, net of taxes. During the six months ended March 31, 2006 and 2005, the Company recognized $2,383 and $2,799, respectively, of stock based compensation expense related to stock options, net of taxes.
     Changes in common shares under option were:

		Weighted
	Shares	Average Price
Outstanding at September 30, 2005	12,504	$11.46
Granted	1,226	10.90
Exercised	(2,350)	11.48
Cancelled	(758)	29.34

Outstanding at March 31, 2006	10,622	$11.36

Exercisable at March 31, 2006	7,811 *

*	6,254 of the 7,811 options exercisable at March 31, 2006 have a market value in excess of the strike price.
     The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 were $5,660 and $2,499, respectively. The total pre-tax intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 were $13,243 and $3,684, respectively. The weighted-average fair value at date of grant is estimated using the Black-Scholes option-pricing method. The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2006 and 2005 were $6.01 and $4.70, respectively. The weighted-average fair values at date of grant for options granted during the six months ended March 31, 2006 and 2005 were $5.07 and $4.82, respectively. The following assumptions were applied for options granted during the three and six months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31		Six Months Ended March 31
	2006	2005	2006	2005
Expected dividend yield (1)	1.3%	1.5%	1.5%	1.5%
Expected volatility rate (2)	54.7%	53.7%	55.1%	54.1%
Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	4.6%	4.0%	4.4%	3.6%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	Expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Exercisable at	Average	Remaining	Aggregate
Range of	at March 31,	Exercise	Contractual	Intrinsic	March 31,	Exercise	Contractual	Intrinsic
Exercise Prices	2006	Price	Life	Value	2006	Price	Life	Value
$2.35 – 9.10	2,782	$5.95	5.87	$23,087	2,619	$5.76	5.83	$22,228
9.11 – 10.90	3,149	10.61	7.92	11,475	1,345	10.39	6.49	5,195
10.91 – 14.25	3,134	11.39	6.43	8,965	2,290	11.52	5.70	6,260
14.26 – 46.59	1,557	22.50	2.21	—	1,557	22.50	2.21	—
     Stock Awards
     Generally, employee stock awards vest over varying periods beginning as early as the date of issue and fully vest up to seven years later. In accordance with SFAS 123(R), the Company expenses employee stock awards using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach.
     During the three and six months ended March 31, 2006, the Company granted 66 and 659 stock awards, respectively, with terms similar to the terms mentioned above.
     During the three months ended March 31, 2006 and 2005, the Company recognized $452 and $383, respectively, of stock based compensation expense related to stock awards, net of taxes. During the six months ended March 31, 2006 and 2005, the Company recognized $820 and $545, respectively of stock based compensation expense related to stock awards, net of taxes.
4. RECENT ACCOUNTING STANDARDS
     The United States Congress passed the American Jobs Creation Act of 2004 (the “AJCA”), which the President signed into law on October 22, 2004. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined by the AJCA. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provision of the AJCA on income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on their plan for repatriation of foreign earnings for purposes of applying SFAS 109. As such, we may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. As of March 31, 2006, the Company had not yet finalized its plan for repatriation of foreign earnings. Accordingly, as provided for under FSP 109-2, the Company had not yet adjusted its income tax expense and balance sheet as of March 31, 2006 to reflect the effect of the new repatriation provision. In April 2006, the Company’s Chief Executive Officer and Board of Directors approved the Company’s repatriation plan under the Act. See Note 19 for additional details.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 which for the Company will be as of the fiscal year beginning October 1, 2006.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. We are currently evaluating the impact, if any, the adoption of SFAS 155 may have on our financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. We are currently evaluating what impact, if any, the adoption of SFAS 156 may have on our financial statements.
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
     As discussed in Note 18, effective April 1, 2006 we sold our Retained U.S. Portfolio to GE for approximately $184,000.
6. NOTES PAYABLE AND LONG-TERM DEBT
     Long-term Debt
     Long-term corporate debt consisted of:

	March 31,	September 30,
	2006	2005
Bond issues	$354,894	$354,850
Convertible subordinated notes	—	53,242
Notes payable	319,835	319,835
Miscellaneous notes, bonds, mortgages and capital lease obligations	1,316	1,366

	676,045	729,293
Less: current maturities	1,309	1,137

	$674,736	$728,156

     Long-term non-corporate debt consisted of:

	March 31,	September 30,
	2006	2005
Lease-backed notes*	$—	$332,233
Asset securitization conduit financing	127,147	124,122
Notes payable to banks	7,641	9,422
Debt supporting unsold residual value	65,694	58,889

	200,482	524,666
Less: current maturities	131,852	299,359

	$68,630	$225,307

*	The lease-backed notes have been classified as held for sale on the consolidated balance sheet at March 31, 2006 as the result of the Retained U.S. Portfolio Sale in April 2006. (See Note 18).
     During the six months ended March 31, 2006, we repaid $130,194 of our leased-back notes and $4,104 of other non-corporate debt related to the European lease portfolio.
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
     At March 31, 2006, we had $65,694 of debt supporting unsold residual value recorded on our balance sheet. A portion of this debt relates to $55,547 of unsold residual value and the present value of the remaining lease receivables that remained on our balance sheet at March 31, 2006. An additional $8,629 of this debt relates to equipment on operating leases that have been funded by GE. Accordingly, the balance of this debt is comprised of the following three components:
•	we have transferred $44,853 of lease receivables to GE for which we have retained certain risks of ownership at March 31, 2006;

•	we have transferred lease receivables to GE for which we have retained certain risks of ownership due mainly to the performance features discussed above. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At March 31, 2006, we had recorded $10,694 of debt and associated residual value; and

•	we have $8,629 of debt related to equipment on operating leases that has been funded by GE.
Credit Facility
     We maintain a $200,000 secured credit facility (the “Credit Facility”) with a group of lenders. The Credit Facility, which matures on March 1, 2008, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings or additional letters of credit was $166,658 at March 31, 2006. The Credit Facility is secured by our accounts receivable and inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. All security interests pledged under the Credit Facility are shared with the holders of our 7.25% notes due 2008. Under the terms of the Credit Facility, as amended, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000 as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006.

     The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratios; (ii) our consolidated interest coverage ratio; (iii) our consolidated asset coverage ratio; (iv) our consolidated net worth ratios; (v) limitations on our capital expenditures; and (vi) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. As of March 31, 2006, we were in compliance with all of the covenants included in the Credit Facility.
Asset Securitization Conduit Financing Agreements
     IKON Capital PLC, our leasing subsidiary in the United Kingdom, maintains a £85,000 or approximately $148,000 revolving asset securitization conduit financing agreement (the “U.K. Conduit”). At March 31, 2006 and September 30, 2005, we had approximately $20,846 and $26,471, respectively, available under the U.K. Conduit. During the six months ended March 31, 2006, there were approximately $5,212 in borrowings and no repayments in connection with the U.K. Conduit.
Lines of Credit
     We have certain commitments available to us in the form of lines of credit, some of which are net of standby letters of credit. As of March 31, 2006, we had $202,544 available under lines of credit, including the $166,658 available under the Credit Facility. We also had open standby letters of credit totaling $33,342. These letters of credit are supported by the Credit Facility. All letters of credit expire within one year.
Interest Payments
     We made interest payments of $28,454 and $29,288 during the six months ended March 31, 2006 and 2005, respectively.
7. SALE OF LEASE RECEIVABLES
     Pursuant to our lease programs with GE in North America, we generally sell equipment to GE, which then leases the equipment to the end user. However, to a lesser extent we sell customer lease receivables to GE. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.
     During the six months ended March 31, 2006, we sold $92,865 of lease receivables for cash proceeds in transactions with GE. In those transactions, we will not retain any interest in the assets except, as discussed in Note 6, in the event an IKON service performance failure is determined to relieve the lessee of its payment obligations. No material gain or loss resulted from these transactions.
8. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2005	$960,830	$319,748	$1,280,578
Sale of business	—	(12,511)	(12,511)
Translation adjustment	(225)	(2,531)	(2,756)

Goodwill at March 31, 2006	$960,605	$304,706	$1,265,311

     Changes in the goodwill balance since September 30, 2005 are primarily attributable to foreign currency translation adjustments and the result of the sale of Kafevend (discussed in Note 5).

     As of March 31, 2006, we had no intangible assets other than goodwill, except those related to our defined benefit plans.
9. CONTINGENCIES
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,537 and $7,710 as of March 31, 2006 and September 30, 2005, respectively, for our environmental liabilities, and the accrual is based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.
     The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities. We have not recorded any potential third party recoveries. Cost sharing arrangements are in place with other potentially responsible parties at sites located in Wallingford, Connecticut, Rockford, Illinois and Los Angeles, California. The Company paid 60% of the costs associated with the remedial work performed at the Wallingford, Connecticut (Coastcast) site. Active groundwater remediation has been successfully completed. Additional monitoring activities are proposed for the site, including soil vapor and residues. The State of Illinois entered a consent decree in fiscal 2005 effecting a settlement of the environmental claims at the Rockford, Illinois (Ipsen) site. The terms require the Company to pay approximately 7.5% of the costs associated with the remedial work to be performed at the Rockford, Illinois site. An interim cost-sharing arrangement at the Los Angeles, California (Welbilt) site allocates 30% of the costs to the Company. The parties have retained a joint consultant engaged on the parties’ behalf in final remediation activities. In addition to these cost-sharing arrangements, the Company may also incur legal and technical consulting fees at these sites. The Company previously had a cost-sharing agreement, but has now settled its liability at the Barkhamsted, Connecticut site, subject to certain contingency reservations, for a one-time payment to a Connecticut municipal authority. The Company also previously had a cost-sharing agreement at a site in Bedford Heights, Ohio. Final action was taken by the Ohio EPA in December 2004, confirming completion of remedial work at the Bedford Heights site. We may, however, incur limited counsel and/or environmental consultant fees to monitor both of these sites in the years to come. In addition to the sites with formalized cost-sharing arrangements, the Company is also involved in a number of other environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws.
     During fiscal 2006 and 2005, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the six months ended March 31, 2006, payments related to these obligations were $173, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of March 31, 2006 and September 30, 2005, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,595 and $10,922, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As a result of the U.S. Transaction, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of the U.S. Transaction or that may arise in connection with leases sold to GE under the U.S. Program Agreement. If GE were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these indemnifications at March 31, 2006 was $232,276.
     Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $482 at March 31, 2006. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement. Under the Transactions, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables up to approximately $86,000, which management believes is sufficient to cover all reasonably foreseeable defaults for such leases based on historical trends.
     We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of March 31, 2006, the maximum amount that we would be required to pay the lender is $3,150.
     As of March 31, 2006, we had an outstanding purchase commitment with one of our vendors totaling $10,800. This commitment was related to the purchase of equipment.
     There are other contingent liabilities for taxes, guarantees, other lawsuits and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of March 31, 2006, believes that the impact of these other contingencies will not be material to our consolidated financial statements.
10. SHARE REPURCHASES
     In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “Repurchase Plan”). In the second quarter of fiscal 2006, the Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. During fiscal 2005, we repurchased 8,437 shares of our outstanding common stock for $86,616 under the Repurchase Plan. During the six months ended March 31, 2006, we repurchased 6,029 shares of our outstanding common stock for $68,821 under the Repurchase Plan. At March 31, 2006, we had $166,989 remaining of the $400,000 authorized under the Repurchase Plan. Under terms of the Credit Facility, as amended, we are permitted to repurchase shares and pay dividends in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of consolidated net income and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of less than two times at the end of any fiscal quarter, beginning after fiscal 2006. In addition, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares.
11. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended			Six Months Ended
	March 31			March 31
	2006		2005	2006	2005
Net income (loss)	$25,338		$(926)	$52,981	$18,820
Foreign currency translation adjustments	5,783		(17,670)	(6,084)	31,557
(Loss) gain on derivative financial instruments, net of tax benefit (expense) of: $56 and $(45) for the three months ended March 31, 2006 and 2005, respectively; $131 and $(214) for the six months ended March 31, 2006 and 2005, respectively	(97)		117	(228)	382
Minimum pension liability adjustment	2,026	*	—	26,810 *	—

Total comprehensive income (loss)	$33,050		$(18,479)	$73,479	$50,759

*	As a result of freezing the U.S. Plans and one of our Non-U.S. Plans (discussed in Note 14).
12. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$25,368	$7,749	$53,000	$28,621
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes	—	—	88	—

Numerator for diluted earnings per common share — net income from continuing operations	$25,368	$7,749	$53,088	$28,621

Denominator:
Denominator for basic earnings per common share — weighted average common shares	132,506	140,404	132,827	140,941
Effect of dilutive securities:
Convertible Notes	—	—	389	—
Employee stock awards	550	323	492	372
Employee stock options	977	902	745	1,006

Dilutive potential common shares	1,527	1,225	1,626	1,378
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	134,033	141,629	134,453	142,319

Basic earnings per common share from continuing operations	$0.19	$0.06	$0.40	$0.20

Diluted earnings per common share from continuing operations	$0.19	$0.05	$0.39	$0.20

     We accounted for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes were assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes was added back to net income. The calculation of diluted earnings per common share for the three and six months ended March 31, 2005 excludes the assumed conversion of the Convertible Notes because the impact is antidilutive.
     Options to purchase 1,663 and 6,117 shares of common stock were outstanding during the three months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
     Options to purchase 3,454 and 7,951 shares of common stock were outstanding during the six months ended March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
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
     The table below presents segment information for the three months ended March 31, 2006 and 2005:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended March 31, 2006
Revenues:
Equipment	$407,819	$52,929	$—	$460,748
Customer service and supplies	324,513	36,870	—	361,383
Managed and professional services	172,407	13,063	—	185,470
Rental and fees	41,976	1,272	—	43,248
Other	11,839	17,821	—	29,660

Total revenues	958,554	121,955	—	1,080,509
(Loss) gain on divestiture of business	(234)	339	—	105
Restructuring and asset impairment	17	—	—	17
Operating income (loss)	90,728	6,462	(46,602)	50,588
Interest income	—	—	2,365	2,365
Interest expense	—	—	(13,315)	(13,315)

Income from continuing operations before taxes on income	$90,728	$6,462	$(57,552)	$39,638

Three Months Ended March 31, 2005
Revenues:
Equipment	$392,526	$51,542	$—	$444,068
Customer service and supplies	326,224	36,528	—	362,752
Managed and professional services	160,393	14,523	—	174,916
Rental and fees	41,772	1,267	—	43,039
Other	28,167	39,331	—	67,498

Total revenues	949,082	143,191	—	1,092,273
Gain on divestiture of business	1,901	—	—	1,901
Restructuring and asset impairment	10,447	—	1,262	11,709
Operating income (loss)	73,316	7,861	(56,313)	24,864
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	2,360	2,360
Interest expense	—	—	(12,868)	(12,868)

Income from continuing operations before taxes on income	$73,316	$7,861	$(68,555)	$12,622

     The table below presents segment information for the six months ended March 31, 2006 and 2005:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Six Months Ended March 31, 2006
Revenues:
Equipment	$783,542	$102,195	$—	$885,737
Customer service and supplies	661,181	71,425	—	732,606
Managed and professional services	335,231	26,621	—	361,852
Rental and fees	81,003	2,672	—	83,675
Other	25,113	34,389	—	59,502

Total revenues	1,886,070	237,302	—	2,123,372
(Loss) gain on divestiture of business	(233)	5,262	—	5,029
Restructuring and asset impairment	(135)	—	—	(135)
Operating income (loss)	189,986	18,985	(105,101)	103,870
Loss from early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	4,936	4,936
Interest expense	—	—	(27,113)	(27,113)

Income from continuing operations before taxes on income	$189,986	$18,985	$(128,928)	$80,043

Six Months Ended March 31, 2005
Revenues:
Equipment	$748,249	$103,232	$—	$851,481
Customer service and supplies	667,835	73,147	—	740,982
Managed and professional services	324,482	29,666	—	354,148
Rental and fees	84,342	2,561	—	86,903
Other	65,321	78,883	—	144,204

Total revenues	1,890,229	287,489	—	2,177,718
(Loss) on divestiture of business	1,901	—	—	1,901
Restructuring and asset impairment	10,447	—	1,262	11,709
Operating income (loss)	170,822	14,776	(116,168)	69,430
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	3,288	3,288
Interest expense	—	—	(26,599)	(26,599)

Income from continuing operations before taxes on income	$170,822	$14,776	$(141,213)	$44,385

*	Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance and customer support.
14. PENSION PLANS
     We sponsor or have sponsored defined benefit pension plans for the majority of our employees. Plan benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
     All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent financial year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005 we froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $776 during the three months ended March 31, 2006.
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended March 31
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$1,203	$7,033	$1,071
Interest cost on projected benefit obligation	8,021	1,122	8,107	974
Expected return on assets	(7,777)	(1,034)	(7,502)	(949)
Amortization of net obligation	—	9	—	9
Amortization of prior service cost	—	(51)	142	2
Recognized net actuarial loss	2,310	398	1,892	164
Curtailment	—	776	—	—

Net periodic pension cost	$2,554	$2,423	$9,672	$1,271

	Six Months Ended March 31
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$8,721	$2,392	$14,066	$2,138
Interest cost on projected benefit obligation	16,438	2,238	16,214	1,940
Expected return on assets	(15,580)	(2,062)	(15,004)	(1,889)
Amortization of net obligation	—	17	—	19
Amortization of prior service cost	47	(102)	284	3
Recognized net actuarial loss	5,288	795	3,784	325
Curtailment	2,852	776	—	—

Net periodic pension cost	$17,766	$4,054	$19,344	$2,536

     For the six months ended March 31, 2006, we made contributions of $5,592. On April 4, 2006, we made a contribution of $50,000 to the U.S. tax-qualified defined benefit pension plan. We may contribute additional amounts to the plans during the remainder of fiscal 2006.
15. RESTRUCTURING
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services (“LDS”), our North American field organization and our corporate staff, and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at March 31, 2006, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	March 31, 2006
Severance	$1,975	$(257)	$(1,323)	$395
Contractual commitments	1,452	320	(552)	1,220
Contract termination	123	—	(53)	70

Total	$3,550	$63	$(1,928)	$1,685

*	The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the six months ended March 31, 2006 were not material to our consolidated financial statements.

     The six months ended March 31, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed at Note 16). The restructuring benefit for continuing operations was $135.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$395	$—	$—	$—	$395
Contractual commitments	302	361	267	290	1,220
Contract termination	70	—	—	—	70

Total	$767	$361	$267	$290	$1,685

     All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,059 at March 31, 2006.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenues	$—	$8,555	$—	$20,079
Operating loss	(51)	(14,339)	(32)	(16,200)
Tax benefit	21	5,664	13	6,399

Net loss from discontinued operations	$(30)	$(8,675)	$(19)	$(9,801)

     As of September 30, 2005, all digital print centers were closed or sold. Assets related to BDS are recorded at their estimated net realizable value.
17. FINANCIAL INSTRUMENTS
     As of March 31, 2006, all of our derivatives designated as hedges are interest rate swaps, which have been designated as cash flow hedges at the time they were executed and qualify for evaluation using the “short cut” method for assessing effectiveness. As such, there is an assumption of no ineffectiveness. We use interest rate swaps to fix the interest rates on our variable rate classes of lease-backed notes, which results in a lower cost of capital than if we had issued fixed rate notes. During the six months ended March 31, 2006, unrealized net losses totaling $228 after taxes were recorded in other comprehensive income.
18. ASSETS AND LIABILITIES HELD FOR SALE
     On April 3, 2006, the Company entered into a definitive Asset Purchase Agreement with GE, effective April 1, 2006, pursuant to which GE purchased over $300,000 of the Company’s U.S. lease receivables, together with certain related assets and assumed certain related liabilities. The final purchase price for the Retained U.S. Portfolio will be calculated based on the net book value of the assets, less certain related liabilities, plus a sale premium, and is subject to certain post-closing adjustments.
     On April 3, 2006, the Company and GE amended and restated the U.S. Program Agreement, effective April 1, 2006, to reflect the occurrence of the Retained U.S. Portfolio Sale.
     In accordance with SFAS No. 144, (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, an estimate of assets to be sold to GE has been reclassified from various line items within the balance sheet and aggregated into “Assets held for sale” and “Liabilities held for sale”. The following represents the major classes of assets and liabilities held for sale at March 31, 2006:

Carrying
Amount
Assets
Restricted cash	$16,145
Accounts receivable	28,273
Lease receivable	326,374
Equipment on operating leases	11,431

Assets held for sale	$382,223

Liabilities
Trade accounts payable	$2,932
Other accrued expenses	321
Non-corporate debt	202,039

Liabilities held for sale	$205,292

19. SUBSEQUENT EVENTS
     On April 25, 2006, after approval by the Company’s Chief Executive Officer, the Board of Directors approved a Domestic Reinvestment Plan providing for the repatriation of up to $60,000 of foreign earnings under the American Jobs Creation Act of 2004 (the “Act”). Under this plan, the Company intends to repatriate foreign earnings ranging from $21,000 to $32,000, including base period dividend requirements, in accordance with the temporary repatriation incentive under the Act, as separately described in Note 4. Accordingly, the Company will record a tax charge and related tax liability, including the tax on the base period dividend, associated with this intended repatriation, in an amount ranging from approximately $1,800 to $2,400, in the third quarter of fiscal 2006. The repatriation will be completed by September 30, 2006. Planned uses of the repatriated funds include the funding of worker hiring and training (other than payments of executive compensation), including expenditures in connection with hiring new workers and training both existing and newly hired workers and expenditures incurred for compensation of existing and newly hired workers.
     On April 27, 2006, the Company announced a tender offer for the outstanding $95,000 of the Company’s 7.25% notes due June 2008.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product (“MFP”) technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as EMC(Documentum), Captaris, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We also sold additional assets, namely lease receivables (the “Retained U.S. Portfolio”), to GE as of April 1, 2006 (the “Retained U.S. Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale.
     We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
     For fiscal 2006, we outlined the following strategic priorities for our business:
•	operational leverage;

•	core growth; and

•	balanced capital strategy.
     Our first priority is to increase operational leverage. This involves improving efficiencies across our operations, simplifying our business by eliminating unprofitable and non-strategic businesses and focusing on our targeted businesses. It also involves reducing expenses across the Company. Many of the actions undertaken during fiscal 2005 to achieve improved operational leverage are now positively impacting our financial statements. For example, selling and administrative expenses in the second quarter of fiscal 2006 decreased by $33,000, or 9.4%, compared to the second quarter of fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 29.1%, compared to 31.8% a year ago. For the first six months of fiscal 2006, selling and administrative expenses decreased $68,000 or 10%, compared to the first six months of fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 29.6%, compared to 32.0% a year ago. As a result of our focus on operational leverage, our operating income as a percentage of revenue was 4.7% and 4.9% for the three and six months ended March 31, 2006, respectively, compared to 2.3% and 3.2% for the three and six months ended March 31, 2005, respectively.
     Improved operational efficiency provides the foundation for us to achieve our second priority, core growth in the Mid-Market and the National Account market, which encompasses Fortune 500 and large global public and private companies, as well as targeted markets in Europe. In the Mid-Market, we continued to compete aggressively for new business through a combination of customer incentives, strategic inventory purchases that provide lower cost of goods and differentiated product bundles that leverage the brand strengths of our product mix. In addition, we succeeded in partnering with our key suppliers to introduce vendor support programs to drive incremental business during the quarter. The results were positive, we closed 14 mid-market deals each greater than $1,000 in total revenue, and furthermore, the National Accounts team added 13 new customers to the program during the second quarter of fiscal 2006. The focus on the Mid-Market and National Accounts resulted in continued equipment and services growth during the second quarter of fiscal 2006.
     We believe the success generated from our first two strategic priorities, operational leverage and core growth, will enable us to execute on our third strategic priority, which is balanced capital strategy. During fiscal 2006, we made significant progress in the execution of this strategy by reducing debt and accomplishing dividend and share repurchase objectives. We redeemed the remaining $53,242 balance of the 5% convertible subordinated notes due 2007 (the “Convertible Notes”), and reduced our debt to capital ratio to 40% at March 31, 2006, compared to 45% at March 31, 2005. We also paid dividends of $10,614, or $0.08 per share, in fiscal 2006, and repurchased 6,029 shares of our outstanding common stock for $68,821 during the first six months of fiscal 2006. Additionally, in April 2006, we continued to execute on our balanced capital strategy by selling our Retained U.S. Portfolio to GE and announcing the tender for our 7.25% notes due June 2008.
     Diluted earnings per share from continuing operations for the second quarter and first six months of fiscal 2006 were $0.19 and $0.39, respectively.
RESULTS OF OPERATIONS
     Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three months ended March 31, 2006, references to 2006 and 2005 refer to the three months ended March 31, 2006 and 2005, respectively. In the section relating to the six months ended March 31, 2006, references to 2006 and 2005 refer to the six months ended March 31, 2006 and 2005, respectively. During fiscal 2006 we changed the format of our consolidated statements of income related to how we categorize our revenue. This change had no impact on previously reported operating income, net income or earnings per share. Prior periods have been conformed to the current period presentation.
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     Summary of Consolidated Results
     For the second quarter of fiscal 2006 we had total revenues of $1,080,509, representing an $11,764, or 1.1%, decline from the second quarter of fiscal 2005. This decline includes an unfavorable currency impact of $7,061, or 0.7%, (revenues denominated in foreign currencies are impacted unfavorably when converted to U.S. dollars for reporting purposes), the decrease in finance income from the run-off of the Retained U.S. Portfolio, the sale of our operating subsidiaries in France and Mexico, the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”), and the continued de-emphasis of our technology services and hardware businesses. These decreases were offset by an increase in Equipment revenue of $16,680, or 3.8%, and an increase in Managed and Professional Services of $10,554 or 6.0% compared to fiscal 2005.
     Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services. These segments also include our captive finance subsidiaries in Europe. Approximately 89% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Three Months Ended March 31, 2006
Revenues:
Equipment	$407,819	$52,929	$—	$460,748
Customer service and supplies	324,513	36,870	—	361,383
Managed and professional services	172,407	13,063	—	185,470
Rental and fees	41,976	1,272	—	43,248
Other	11,839	17,821	—	29,660

Total revenues	958,554	121,955	—	1,080,509
Gross Profit:
Equipment	99,010	18,333	—	117,343
Customer service and supplies	144,798	9,906	—	154,704
Managed and professional services	47,644	1,460	—	49,104
Rental and fees	29,185	1,088	—	30,273
Other	7,764	6,139	—	13,903

Total Gross Profit	328,401	36,926	—	365,327
(Loss)gain on divestiture of business	(234)	339	—	105
Restructuring and asset impairment	17	—	—	17
Operating income (loss)	90,728	6,462	(46,602)	50,588
Interest income	—	—	2,365	2,365
Interest expense	—	—	(13,315)	(13,315)

Income from continuing operations before taxes on income	$90,728	$6,462	$(57,552)	$39,638

Three Months Ended March 31, 2005
Revenues:
Equipment	$392,527	$51,541	$—	$444,068
Customer service and supplies	326,224	36,528	—	362,752
Managed and professional services	160,393	14,523	—	174,916
Rental and fees	41,772	1,267	—	43,039
Other	28,167	39,331	—	67,498

Total revenues	949,083	143,190	—	1,092,273
Gross profit:
Equipment	105,053	16,917	—	121,970
Customer service and supplies	141,727	10,478	—	152,205
Managed and professional services	45,320	1,752	—	47,072
Rental and fees	30,444	1,083	—	31,527
Other	16,246	13,193	—	29,439

Total gross profit	338,790	43,423	—	382,213
Gain on divestiture of business	1,901	—	—	1,901
Restructuring and asset impairment	10,447	—	1,262	11,709
Operating income (loss)	73,316	7,861	(56,313)	24,864
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	2,360	2,360
Interest expense	—	—	(12,868)	(12,868)

Income from continuing operations before taxes on income	$73,316	$7,861	$(68,555)	$12,622

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2006	2005	$ Change	% Change
Revenue	$460,748	$444,068	$16,680	3.8%
Cost of revenue	343,405	322,098	21,307	6.6%

Gross profit	$117,343	$121,970	$(4,627)	(3.8)%

Gross profit %	25.5%	27.5%

     Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, Color and Black & White. Color is further categorized by Production Color, for high speed and high quality color output, and Color-Capable, for products that print both black and white images, and color images. Black & White is categorized by speed segment, with Office Black & White representing print speeds up to 69 pages per minute, banded in four segments called Segments
1 – 4, and Production representing print speed of 70 pages and higher per minute, banded in speed segments called Segments 5 and Segment 6. Color, Production Black & White and Office Black & White equipment revenue represented approximately 30%, 20% and 50%, respectively, of total U.S. equipment revenue during the second quarter of fiscal 2006.
     The INA increase in Equipment revenue is primarily attributable to strong placement performance in Color and Production Black & White in the U.S market. U.S. Color revenue increased 14% driven by the continued success of our high speed production equipment, especially the IKON CPP500, as well as strong growth from our color-capable offerings. U.S. Production Black & White revenue grew 14% attributed to a year-over-year placement growth of 19% offset partially by a decline in average selling prices. This revenue growth was attributed to a strong quarter for segment 6 units, in particular a high demand for the recently launched IKON PrintCenterPRO 1050, coupled with the success of customer incentives launched during the quarter. The 4% decrease in revenue from U.S. Office Black & White is attributed to a decline in average selling prices of 9% offset by placement growth of 6%. The decline in average selling prices from fiscal 2005 occurred across all segments, in line with industry forecasts. We believe the average selling price decline was driven by competition, the combination of our customer incentives, aimed at placement share growth, and the introduction of new models with more functionality at lower price points. Used equipment revenue and placements, although down compared to fiscal 2005, have rebounded from the first quarter of 2006 as anticipated. IE equipment revenue, which includes an unfavorable currency impact of approximately $4,199, increased by 2.7%. This was driven by growth in both Production and Color equipment particularly in the U.K., Germany and Denmark. In local currencies, IE Equipment revenue grew 11% as we continued to benefit from the success of our Pan European and Global accounts initiative across Europe, which showed significant growth year-over-year.
     The decrease in equipment gross profit margin in INA was driven by a combination of factors, including the increased mix of Color-Capable products with lower historical color margins, price pressure at the high end of segment 6 and the continued impact of market forces on average selling prices.
     Customer Service and Supplies

	2006	2005	$ Change	% Change
Revenue	$361,383	$362,752	$(1,369)	(0.4)%
Cost of revenue	206,679	210,547	(3,868)	(1.8)%

Gross profit	$154,704	$152,205	$2,499	1.6%
Gross profit %.	42.8%	42.0%
     INA Customer Service (maintenance and service of equipment) and direct supplies revenue decreased $1,711, or 0.5%, compared to the second quarter of fiscal 2005. Customer Service revenue, which is driven by the total machines we service in the field, referred to as “MIF”, and the number and mix of copies made on those machines, remained relatively flat year-over-year. Generally, copies fall into four categories – Office Black & White, Production Black & White, Color and Analog. In the U.S., copy volume increased approximately 3% as a result of strong growth in digital copy volume, partially offset by an anticipated decline in analog. Overall copy volume growth was the result of an increase in both placements and from the increase in connectivity of machines within our customers’ networked environments. Offsetting the increase in copy volume was a slight decline in revenue per copy.
     Revenue growth will continue to be impacted by the declining analog copier base as digital technology replaces analog. Furthermore, we expect total copy volume to grow in-line with digital copy volume once the transition out of analog is complete, which we estimate to be in late 2007 or early 2008. IE Customer Service and Supplies revenue remained flat year-over-year. The increase in Color copy volume was offset by the unfavorable impact of currency.
     The increase in Customer Service and Supplies’ gross profit margin was a result of a year-over-year decrease in the consumption of parts and supplies, a lower cost structure in North America as a result of the restructuring actions taken during fiscal 2005, and the continued focus on cost reduction and productivity improvements.
     Managed and Professional Services

	2006	2005	$ Change	% Change
Revenue	$185,470	$174,916	$10,554	6.0%
Cost of revenue	136,366	127,844	8,522	6.7%

Gross profit	$49,104	$47,072	$2,032	4.3%

Gross profit %	26.5%	26.9%
     Managed Services is comprised of our On-Site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Overall, INA Managed and Professional Services revenue increased $12,014, or 7.5%, during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.
     INA On-Site Managed Services revenue, which represents approximately 12% of the total INA revenue mix, increased 9.6%, due to an increase in the number of net new contracts entered into through fiscal 2005 and the first six months of fiscal 2006. Off-Site Managed Services revenue, which represents approximately 4% of the total INA revenue mix, declined 3.2% primarily as a result of the decision to close 16 unprofitable locations during fiscal 2005. However, same shop revenue, defined as shops existing in fiscal 2005 and fiscal 2006, increased 1% compared to fiscal 2005 as a result of recent sales productivity improvements, which have increased selling activity and lowered sales turnover, and expansion beyond the legal industry to sell related imaging and workflow solutions to commercial customers. Professional Services, which represents 1.6% of our total INA revenue mix, increased approximately 29% during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This increase was driven by the growth in connectivity and installation services associated with growth of new digital placements, as well as revenue increases in document assessments. IE Managed and Professional Services revenue declined by 10% from fiscal 2005 attributed primarily to the unfavorable impact from currency and partially as a result of the cancellation of several unprofitable contracts in fiscal 2005.
     INA Managed and Professional Services gross profit margin percentage decreased by 62 basis points as a result of decreased margins in On-Site Managed Services of 65 basis points, mainly due to increased competitive pricing pressure. Off-Site Managed Services margins declined by 46 basis points due to an increase in equipment and consumables cost resulting from a higher concentration of outsourced third party production jobs. INA margin declines in Managed Services were partially offset by an increase in margins for Professional Services primarily due to volume and utilization improvements in our service force.
     Rental and Fees

	2006	2005	$ Change	% Change
Revenue	$43,248	$43,039	$209	0.5%
Cost of revenue	12,975	11,512	1,463	12.7%

Gross profit	$30,273	$31,527	$(1,254)	(4.0)%

Gross profit %	70.0%	73.3%

     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” remained relatively flat when compared to fiscal 2005, primarily driven by a decrease in sharing gains of approximately $600 and an increase in US operating rentals of approximately $800.
     Other Revenue

	2006	2005	$ Change	% Change
Finance income	$16,497	$27,659	$(11,162)	(40.4)%
Other	13,163	39,839	(26,676)	(67.0)%

Total other revenue	$29,660	$67,498	$(37,838)	(56.1)%

Finance interest expense	$3,840	$7,006	$(3,166)	(45.2)%
Other	11,917	31,053	(19,136)	(61.6)%

Total cost of other revenue	$15,757	$38,059	$(22,302)	(58.6)%

Finance income gross profit	$12,657	$20,653	$(7,996)	(38.7)%
Other gross profit	1,246	8,786	(7,540)	(85.8)%

Total other gross profit	$13,903	$29,439	$(15,536)	(52.8)%

Finance income gross profit %	76.7%	74.7%
Other gross profit%	9.5%	22.1%
Total gross profit %	46.9%	43.6%
     Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other Revenue also included revenue from our operating subsidiaries in Mexico and France, which were sold during fiscal 2005 and Kafevend which was sold in the first quarter of fiscal 2006. The combined impact of the sale of our operating subsidiary in France in fiscal 2005 and Kafevend in the beginning of the first quarter of fiscal 2006 was approximately $21,000. Finance income decreased $11,162 due to the impact of the continued run-off of the Retained U.S. Portfolio not sold to GE as part of the U.S. Transaction in fiscal 2004. The remaining decrease in Other Revenues is due to the continued decline of revenues from technology hardware and services and from the sale of our operating subsidiary in Mexico.
     Selling and Administrative Expenses

	2006	2005	$ Change	% Change
Selling and administrative expenses	$314,827	$347,541	$(32,714)	(9.4)%
Selling and administrative expenses as a % of revenue	29.1%	31.8%
     Selling and administrative expenses, which were favorably impacted by $2,254 due to foreign currency translation, decreased by $32,714, or 9.4%, during the second quarter of fiscal 2006 and decreased as a percentage of revenue from 31.8% to 29.1%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $12,902 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses due to spending actions taken during fiscal 2005 and fiscal 2006;

•	a decrease of approximately $6,556 related to the sale of businesses during fiscal 2005 and October 2005;

•	a decrease of $5,040 compared to fiscal 2005 related to rent and facilities expense as a result of several real estate leases that were not renewed and the termination of various real estate leases during fiscal 2005;

•	a decrease of $4,994 in consulting and other fees related primarily to lower fees incurred in our effort to comply with Sarbanes Oxley;

•	a decrease in pension costs of $4,186 compared to fiscal 2005 as a result of the freezing of our U.S. and certain non-U.S. Pension Plans. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas; and

•	an increase of $6,827 in selling expense due to higher commissions and benefit costs partially offset by geographic consolidation and headcount reductions.
     In fiscal 2006, we have continued to take aggressive actions to achieve our goal of reducing selling and administrative expenses. We worked toward accomplishing this goal during fiscal 2005 and continued our progress into fiscal 2006 through a combination of headcount and real estate reductions, discretionary expense reductions, freezing certain defined benefit plans and by eliminating unprofitable or non-strategic business lines to streamline our selling and administrative structure.
     Other

	2006	2005	$ Change
Gain on divestiture of business	$105	$1,901	$(1,796)
Asset impairment and restructuring	17	11,709	(11,692)
Loss from early extinguishment of debt	—	1,734	(1,734)
Interest income	2,365	2,360	5
Interest expense	13,315	12,868	447
Taxes on income	14,270	4,873	9,397
Income from continuing operations	25,368	7,749	17,619
Diluted earnings per common share — continuing operations	$0.19	$0.05	$0.14
     During the second quarter of fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and service to customers.
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”) (reported as a discontinued operation), LDS, our North American field organization and corporate staff and Mexico. See “- Restructuring and Asset Impairments Charges” on page 36 for additional information.
     During the three months ended March 31, 2005, we repurchased $44,925 of our Convertible Notes for $45,938. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,734, which is included in loss from early extinguishment of debt in the consolidated statements of income for the second quarter of fiscal 2005.
     Interest expense increased slightly from fiscal 2005. In fiscal 2006, we experienced higher interest cost due to the $225,000 7.75% notes due 2015 as compared to the Convertible Notes which they replaced. This was partially offset by the reduction in our corporate debt.
     Our effective income tax rate was 36.0% and 38.6% for the second quarter of fiscal 2006 and 2005, respectively. The reduction in the effective income tax rate is due primarily to a limitation on the tax benefit associated with the sale of our Mexican operations during the second quarter of fiscal 2005. The effective income tax rate for the remainder of fiscal 2006 is expected to be 36.0%, resulting in a full year effective tax rate of 34.9%.
     Diluted earnings per common share from continuing operations were $0.19 for the three months ended March 31, 2006, compared to $0.05 for the three months ended March 31, 2005. This increase was attributable mainly to the impact of lower selling and administrative expenses, lower outstanding shares, and the impact of the restructuring actions taken during the second quarter of fiscal 2005, partially offset by lower gross profit dollars.
Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005
     Summary of Consolidated Results
     For the six months ended March 31, 2006 we had total revenues of $2,123,372, representing a $54,346, or 2.5%, decline from the comparative period of prior year. This decline includes an unfavorable currency impact of $13,726, or 0.6%, a decrease in Customer Service and Supplies revenue of $8,376, a decrease in Finance Income from the run-off of the Retained U.S. Portfolio, the impact of the sale of our operating subsidiaries in France and Mexico in fiscal 2005 and the sale of Kafevend at the beginning of the first quarter of fiscal 2006 and the continued de-emphasis of our technology services and hardware businesses. These decreases were partially offset by an increase in Equipment revenue of $34,256, or 4.0%, and an increase in Managed and Professional Services revenue of $7,704, or 2.2%, compared to fiscal 2005.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Six Months Ended March 31, 2006
Revenues:
Equipment	$783,542	$102,195	$—	$885,737
Customer service and supplies	661,181	71,425	—	732,606
Managed and professional services	335,231	26,621	—	361,852
Rental and fees	81,003	2,672	—	83,675
Other	25,113	34,389	—	59,502

Total revenues	1,886,070	237,302	—	2,123,372
Gross profit:
Equipment	$183,519	35,570	—	$219,089
Customer service and supplies	306,614	20,260	—	326,874
Managed and professional services	90,222	3,618	—	93,840
Rental and fees	55,563	2,339	—	57,902
Other	17,298	12,517	—	29,815

Total gross profit	653,216	74,304	—	727,520
(Loss)gain on divestiture of business	(233)	5,262	—	5,029
Restructuring and asset impairment	(135)	—	—	(135)
Operating income (loss)	189,986	18,985	(105,101)	103,870
Loss from early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	4,936	4,936
Interest expense	—	—	(27,113)	(27,113)

Income from continuing operations before taxes on income	$189,986	$18,985	$(128,928)	$80,043

Six Months Ended March 31, 2005
Revenues:
Equipment	$748,250	$103,231	$—	$851,481
Customer service and supplies	667,835	73,147	—	740,982
Managed and professional services	324,482	29,666	—	354,148
Rental and fees	84,342	2,561	—	86,903
Other	65,321	78,883	—	144,204

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Total revenues	1,890,230	287,488	—	2,177,718
Gross profit:
Equipment	206,035	33,100	—	239,135
Customer service and supplies	299,666	21,960	—	321,626
Managed and professional services	87,599	3,654	—	91,253
Rental and fees	60,885	2,184	—	63,069
Other	35,283	25,321	—	60,604

Total gross profit	689,468	86,219	—	775,687
Gain on divestiture of business	1,901	—	—	1,901
Restructuring and asset impairment	10,447	—	1,262	11,709
Operating income (loss)	170,822	14,776	(116,168)	69,430
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	3,288	3,288
Interest expense	—	—	(26,599)	(26,599)

Income from continuing operations before taxes on income	$170,822	$14,776	$(141,213)	$44,385

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions, such as finance and customer support.
     Equipment

	2006	2005	$ Change	% Change
Revenue	$885,737	$851,481	$34,256	4.0%
Cost of revenue	666,648	612,346	54,302	8.9%

Gross profit	$219,089	$239,135	$(20,046)	(8.4)%

Gross profit %	24.7%	28.1%
     The increase in INA Equipment revenue is primarily attributable to placement growth in Color and Production Black & White in the U.S. of approximately 27% and 7%, respectively. The strong performance in Color was driven by the continued success of our high-speed production equipment, as well as strong growth from our color-capable lineup. Offsetting this performance was decline in average selling price driven by competition and to a greater extent the combination of our customer incentives, aimed at placement share growth and the introduction of new models with more functionality at lower price points. U.S. Production Black & White performance is attributed to an approximate 39% growth in segment 6 placements, in particular a high demand for the recently launched IKON PrintCenterPRO 1050, coupled with the success of customer incentives. This growth was partially offset by a decline in average selling prices due to increased competition and the introduction of new models at lower price points. The 2% decrease in revenue from U.S. Office Black & White results from a decline in average selling prices of 2% with placements remaining flat year-over-year. In our INA used equipment business, revenue and placement growth were down year-over-year but started to rebound in the second quarter of fiscal 2006 as discussed in the second quarter results above. IE Equipment revenue experienced strong growth in the Production and Color segments particularly in Germany. IE’s Equipment revenue, which includes an unfavorable currency impact of approximately $8,023, decreased 1.0%. In local currency, IE Equipment revenue experienced strong growth as we continued to benefit from the success of our Pan European and Global accounts initiative across Europe, which showed significant growth year-over-year.
     The decrease in Equipment gross profit margin from the prior year was driven by a combination of factors including the increased mix of color-capable products with lower historical color margins, price pressure at the high end of segment 6 and the continued impact of market forces on average selling prices. In addition, the mix shift away from used equipment, as compared to the prior year, negatively impacted overall average gross profit margin.

     Customer Service and Supplies

	2006	2005	$ Change	% Change
Revenue	$732,606	$740,982	$(8,376)	(1.1)%
Cost of revenue	405,732	419,356	(13,624)	(3.2)%

Gross profit	$326,874	$321,626	$5,248	1.6%

Gross profit %	44.6%	43.4%
     INA Customer Service (maintenance and service of equipment) and Supplies revenue decreased $6,654, or 1%, compared to fiscal 2005. Customer Service revenue decreased slightly, down just under 1%. In the U.S., copy volume increased approximately 1.2% primarily attributable to growth in Digital copy volume, partially offset by an anticipated decline in Analog. Overall copy volume growth resulted from an increase in both placements and from the increase in connectivity of machines within our customers’ networked environments. Offsetting the increase in copy volume was a slight decline in revenue per copy. Furthermore, we expect total copy volume to grow in-line with Digital copy volume once the transition out of Analog is complete, which we estimate to occur in late 2007 or early 2008. IE Customer Service and Supplies revenue declined by 2.4% attributed primarily to the unfavorable impact of currency, partially offset by the increase in Color copy volume.
     The increase in Customer Service and Supplies’ gross profit margin was a result of a year-over-year increase in supplies margin as a result of the decrease in the consumption of parts and supplies, a lower cost structure in North America as a result of the restructuring actions taken during fiscal 2005, and the continued focus on cost reduction and productivity improvements.
     Managed and Professional Services

	2006	2005	$ Change	% Change
Revenue	$361,852	$354,148	$7,704	2.2%
Cost of revenue	268,012	262,895	5,117	1.9%

Gross profit	$93,840	$91,253	$2,587	2.8%

Gross profit %	25.9%	25.8%
     INA Managed and Professional Services revenue increased $10,749, or 3.3%, during the six months ended March 31, 2006 compared to the six months ended March 31, 2005. On-Site Managed Services revenue, which represents approximately 12% of the total INA revenue mix, increased 6.6%, due to an increase in the number of net new contracts entered into through fiscal 2005 and the first six months of fiscal 2006. Off-Site Managed Services revenue, which represents approximately 4% of total INA revenue mix, declined 9.8% primarily as a result of the decision to close 16 unprofitable locations during fiscal 2005. Professional Services, which represents approximately 2% of our total INA revenue mix, increased 24.6% during the six months ended March 31, 2006 compared to the six months ended March 31, 2005. This increase was driven by the growth in connectivity and installation services associated with growth of new digital placements, as well as revenue increases in document assessments. IE Managed and Professional Services revenue declined by 10.3% from fiscal 2005 attributed primarily to the unfavorable impact from currency and partially as a result of the cancellation of several unprofitable contracts in fiscal 2005.
     Overall, Managed and Professional Services gross profit margin was flat year-over-year. INA Managed and Professional Services gross profit margin percentage for the six months ended March 31, 2006 decreased by 10 basis points compared to the six months ended March 31, 2005. The primary driver of this decline was a slightly lower mix of higher margin Off-Site Managed Services during the six months ended March 31, 2006 compared to fiscal 2005.

     Rental and Fees

	2006	2005	$ Change	% Change
Revenue	$83,675	$86,903	$(3,228)	(3.7)%
Cost of revenue	25,773	23,834	1,939	8.1%

Gross profit	$57,902	$63,069	$(5,167)	(8.2)%

Gross profit %	69.2%	72.6%
     Rental and Fees revenue decreased in the first six months of fiscal 2006 when compared to the first six months of fiscal 2005, primarily driven by a decrease in sharing gains of approximately $3,000.
     Gross margin percentage decreased primarily as a result of a decrease in revenue, particularly high margin sharing gains.
     Other Revenue

	2006	2005	$ Change	% Change
Finance income	$35,570	$58,465	$(22,895)	(39.2)%
Other	23,932	85,739	(61,807)	(72.1)%

Total other revenue	$59,502	$144,204	$(84,702)	(58.7)%

Finance interest expense	$8,451	$14,894	$(6,443)	(43.3)%
Other	21,236	68,706	(47,470)	(69.1)%

Total cost of other revenue	$29,687	$83,600	$(53,913)	(64.5)%

Finance income gross profit	$27,119	$43,571	$(16,452)	(37.8)%
Other gross profit	2,696	17,033	(14,337)	(84.2)%

Total other gross profit	$29,815	$60,604	$(30,789)	(50.8)%

Finance income gross profit %	76.2%	74.5%
Other gross profit %	11.3%	19.9%
Total gross profit %	50.1%	42.0%
     Other revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other revenue also included revenue from our operating subsidiaries in France and Mexico, which were sold during fiscal 2005 and Kafevend, which was sold in the first quarter of fiscal 2006. These items contributed to a year-over-year decrease of $42,000. The remaining decrease in other revenues is due to the continued decline of revenues from technology hardware and services businesses. Finance income decreased $22,985 due to the impact of the continued run-off of the Retained U.S. Portfolio not sold to GE as part of the U.S. Transaction in fiscal 2004.
     Selling and Administrative Expenses

	2006	2005	$ Change	% Change
Selling and administrative expenses	$628,814	$696,449	$(67,635)	(9.7)%
Selling and administrative expenses as a % of revenue	29.6%	32.0%
     Selling and administrative expenses, which were favorably impacted by $3,692 due to foreign currency translation, decreased by $67,635, or 9.7%, during the six months ended March 31, 2006 and decreased as a percentage of revenue from 32.0% to 29.6%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $25,696 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses due to spending actions taken during fiscal 2005 and the first quarter of fiscal 2006;

•	a decrease of $4,314 in selling expense due to geographic consolidation and headcount reductions;

•	a decrease of approximately $14,572 related to the sale of businesses during fiscal 2005 and October 2005;

•	a decrease of $7,725 compared to fiscal 2005 related to rent and facilities expense as a result of several real estate leases that were not renewed and the termination of various real estate leases during fiscal 2005; and

•	a decrease of $2,838 in consulting and other fees related primarily to lower fees incurred in our effort to comply with Sarbanes Oxley.
     Other

	2006	2005	$ Change
Gain on divestiture of business	$5,029	$1,901	$3,128
Asset impairment and restructuring	(135)	11,709	(11,844)
Loss from early extinguishment of debt	1,650	1,734	(84)
Interest income	4,936	3,288	1,648
Interest expense	27,113	26,599	514
Taxes on income	27,043	15,764	11,279
Income from continuing operations	53,000	28,621	24,379
Diluted earnings per common share — continuing operations	$0.39	$0.20	$0.19
     On October 3, 2005, we sold Kafevend for $19,128. We recognized a gain during the first quarter of fiscal 2006 of $4,924 on the sale of Kafevend resulting from the difference between the carrying amount of assets sold, net of liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law. During fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and service to customers.
     During the first quarter of fiscal 2006, we purchased the remaining $53,242 balance of our Convertible Notes, for $54,307. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,650, which is included in loss from early extinguishment of debt in the consolidated statements of income for the first quarter of fiscal 2006. During the three months ended March 31, 2005, we repurchased $44,925 of our Convertible Notes for $45,938. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,734, which is included in loss from early extinguishment of debt in the consolidated statements of income for fiscal 2005.
     Interest income increased from fiscal 2005 due to an increase in the average interest rates during fiscal 2006 compared to the same period in the prior year. Additionally, the average invested cash balance increased slightly.
     Interest expense increased slightly from fiscal 2005. In fiscal 2006, we experienced higher interest cost on the $225,000 7.75% notes due 2015 as compared to the Convertible Notes which they replaced. This was partially offset by the reduction in our corporate debt.
     Our effective income tax rate was 33.8% and 35.5% for the six months ended March 31, 2006 and 2005, respectively. The reduction in the effective income tax rate is due primarily to the divestiture of our Kafevend subsidiary, which resulted in no tax liability and lowered our overall effective income tax rate in fiscal 2006. The six-month fiscal 2005 tax rate benefited from tax planning strategies in Ireland. This benefit was partially offset by a limitation on the tax benefit associated with the sale of our Mexican operating subsidiary.
     Diluted earnings per common share from continuing operations were $0.39 for the six months ended March 31, 2006, compared to $0.20 for the six months ended March 31, 2005. This increase was attributable mainly to the impact of lower selling and administrative expenses, lower outstanding shares, the gain on the divestiture of Kafevend and the impact of the restructuring actions taken during the second quarter of fiscal 2005, partially offset by lower gross profit dollars.

     Restructuring
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and our corporate staff, and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at March 31, 2006, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	March 31, 2006
Severance	$1,975	$(257)	$(1,323)	$395
Contractual commitments	1,452	320	(552)	1,220
Contract termination	123	—	(53)	70

Total	$3,550	$63	$(1,928)	$1,685

*	The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the six months ended March 31, 2006 were not material to our consolidated financial statements.
     The six months ended March 31, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed in the Notes to our condensed consolidated financial statements). The restructuring credit for continuing operations was $135.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$395	$—	$—	$—	$395
Contractual commitments	302	361	267	290	1,220
Contract termination	70	—	—	—	70

Total	$767	$361	$267	$290	$1,685

*	All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $1,059 at March 31, 2006.
FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the six months ended March 31, 2006 as reported in our consolidated statements of cash flows:

2006
Cash provided by operating activities	$40,248
Cash provided by investing activities	147,991
Cash used in financing activities	(245,615)
Effect of exchange rate changes on cash and cash equivalents	(4,676)

Decrease in cash and cash equivalents	(62,052)
Cash and cash equivalents at beginning of the year	373,705

Cash and cash equivalents at end of period	$311,653

     Operating Cash Flows
     For the six months ended March 31, 2006, cash provided by operating activities was $40,248. Net income was $52,981. Non-cash operating expenses were $43,624, which includes depreciation, amortization, gain from divestiture of business, loss on disposal of property and equipment, provision for loss on accounts and lease receivables, restructuring and asset impairment charges, deferred income taxes, stock-based compensation expense, pension expense and loss from early extinguishment of debt. Our most significant use of cash was due to the decrease in accrued expenses of $44,971 and the increase in inventories of $22,321. The decrease in accrued expenses related mainly to the payment of fiscal 2005 performance compensation during the first quarter and the timing of payments for commissions and salaries. The increase in inventory levels compared to September 30, 2005, was primarily due to the timing of equipment purchases during the first quarter in order to take advantage of certain pricing incentives provided by some of our vendors. We made payments of $1,928 related to our 2005 restructuring actions, interest payments of $28,454 and income tax payments of $46,294 during the six months ended March 31, 2006. Amounts due from GE increased from $150,047 at September 30, 2005 to $154,652 at March 31, 2006, but decreased from $182,897 at March 31, 2005.
     Investing Cash Flows
     During the six months ended March 31, 2006, we generated $147,991 of cash from investing activities, mainly attributable to the collection of $238,495 of lease receivables and $92,865 in proceeds from the sale of lease receivables, offset by $186,542 of lease receivable additions. During the six months ended March 31, 2006, we had capital expenditures for property and equipment and equipment on operating leases of $18,517 and $12,211, respectively. Capital expenditures for operating leases represent purchases of equipment that are placed on rental with our customers. Proceeds from the sale of equipment on operating leases were $15,572. During the six months ended March 31, 2006, we received proceeds of $19,128 from the sale of Kafevend.
     Financing Cash Flows
     During the six months ended March 31, 2006, we used $245,615 of cash for financing activities. As discussed in further detail below under “-Debt Structure,” we used $192,542 for debt repayments. These payments include $134,298 of non-corporate debt and $53,242 of our Convertible Notes, which we purchased for $54,307. During the six months ended March 31, 2006, $7,256 of non-corporate debt was issued by our European leasing subsidiaries. Proceeds from option exercises were $13,758 and the tax benefit relating to stock plans was $4,997 for the same period. In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “Repurchase Plan”), superseding the fiscal 2000 share repurchase authorization. An additional $150,000 was approved by our Board of Directors during the second quarter of fiscal 2006. As of March 31, 2006, we had $166,989 remaining for share repurchases under the Repurchase Plan. During the six months ended March 31, 2006, we repurchased 6,029 shares of our outstanding common stock for $68,975 including the related fees paid. Additionally, we paid $10,614 of dividends, representing $0.08 per common share to shareholders of record.
     Liquidity Outlook
     For fiscal 2006, we anticipate that we should generate cash from operations near the lower end of our range from $50,000 to $100,000. These expected results are primarily due to the generation of cash from net income as well as working capital improvements. As of April 1, 2006, we sold our Retained U.S. Portfolio to GE. This transaction is expected to net approximately $70,000 after payment of related debt and taxes. We also expect to make tax payments of $155,000 during fiscal 2006, including $128,000 in payments related to the Retained U.S. Portfolio Sale. On April 4, 2006, we made a contribution to the U.S. tax-qualified defined benefit pension plan of $50,000. Based on current interest rates, the under-funded balance of our U.S. pension plans is now estimated to be between $70,000 and $80,000 compared to $313,000 as of September 30, 2005.
     We believe that our operating cash flows together with our current cash position and other financing arrangements will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures, and payment of dividends.

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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2006 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
     Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below. Notwithstanding the material weakness described below, management believes that the unaudited interim consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.
     Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of March 31, 2006.
     The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended December 31, 2004 and the annual consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 to correct revenue, accounts receivable, deferred revenue and the related income tax provision. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of March 31, 2006.
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
     During fiscal 2005, we undertook numerous initiatives to remediate the material weakness. In addition, we undertook the following material initiatives during the first quarter of fiscal 2006:
•	established a service billing organization structure and appointed a vice president of service billing operations;

•	conducted tests of contract set-up procedures at each of our North American billing centers;

•	used actual service billing data from our service provider in lieu of estimated amounts; and

•	initialized a pilot program designed to assess the accuracy of estimated meter reads.
     As a result of these initiatives, we began to note the following improvements during the second quarter of fiscal 2006:
•	a fully-staffed service billing organization under a newly aligned organization structure, with improvement in employee turnover at our North American billing centers;

•	significant reduction in contract set-up errors as quality improves at each of our North American billing centers;

•	an expanded program designed to assess the accuracy of estimated meter reads; and

•	significant progress in our remediation efforts relating to certain previously identified deficiencies in the segregation of incompatible duties within the billing function.
     During the second quarter of fiscal 2006, we expanded the scope of our standardized issue resolution processes to include additional professionals who are empowered to identify and resolve billing errors. In addition, we continued to refocus on our conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite. We expect these actions will further remediate the material weakness in billing described above.
     As of March 31, 2006, our remediation efforts related to the material weakness described above were not complete and we have not yet determined what further initiatives may be undertaken or when in the future we believe our efforts to remediate the material weakness will be completed; however, we will continue to focus on these initiatives and develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner. The costs of our remediation efforts are not material to the Company, and are not expected to be material.

Changes in Internal Control Over Financial Reporting
     We previously reported that we had taken steps to remediate certain control deficiencies related to inadequate segregation of incompatible duties and ineffective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data. During fiscal 2005, we began to review and evaluate employee access capabilities and their respective corresponding job responsibilities in an effort to identify and eliminate incompatible duties. In the second quarter of fiscal 2006, significant progress was made with respect to these initiatives, which were designed to compensate for the deficiencies that resulted from duties that were not segregated. Although these deficiencies did not rise to the level of a material weakness, we continued to identify and eliminate incompatible duties. In addition, we continued to refocus on our conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite. We believe the controls described above adequately compensate for these deficiencies as of March 31, 2006, except as relates to the material weakness described above.
     There have been no changes in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended March 31, 2006:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	per Share	Repurchase Plan	the Repurchase Plan (2)
January 1, 2006 — January 31, 2006	143	$11.60	143	$50,845
February 1, 2006 — February 28, 2006	941	12.37	941	189,198
March 1, 2006 — March 31, 2006	1,618	13.73	1,618	166,989

	2,702	$13.14	2,702	$166,989

(1)	As of March 31, 2006, we repurchased a total of 21,206 shares of our common stock pursuant to the Repurchase Plan adopted by our Board of Directors in March 2004, and publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(2)	Our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock under the Repurchase Plan. On February 22, 2006, the Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. The Repurchase Plan will remain in effect until the $400,000 repurchase limit is reached; however, our Board of Directors may discontinue the Repurchase Plan at any time. As of March 31, 2006, we had utilized $233,011 under the Repurchase Plan (see Note 10 to our condensed consolidated financial statements, for information concerning our share repurchase activity and how it relates to our Credit Facility).
Item 3. Defaults Upon Senior Securities
(No response to this item is required).
Item 4. Submission of Matters to a Vote of Security Holders
The information required by this Item 4 is contained in Item 8.01, Other Events, of our Form 8-k, filed with the SEC on February 23, 2006.
Item 5. Other Information
(No response to this item is required).
Item 6. Exhibits

2.1	Asset Purchase Agreement with GE dated as of April 1, 2006, between IKON and General Electric Capital Corporation.

10.1	Amended and Restated Program Agreement with GE dated as of April 1, 2006, by and among IKON, General Electric Capital Corporation and GE Capital Information Technology Solutions, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the Principal Financial Officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: May 4, 2006

By:	/s/ ROBERT F. WOODS

(Robert F. Woods) Senior Vice President and Chief Financial Officer (Principal Financial Officer)