Form 10-Q
period 2006-06-30
IKON OFFICE SOLUTIONS INC
filed 2006-08-01
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2006
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, no par value, outstanding on July 28, 2006 is 129,508,519

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON,” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, improved operational efficiency and balanced capital strategy; earnings, revenue, cash flow, margins and results from continuing operations; our ability to repay debt; our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting; the impact of the sale of our retained U.S. lease portfolio; the development and expansion of our strategic alliances and partnerships; the conversion to one platform comprised of a common enterprise resource planning system, based on the Oracle E-Business Suite, in our North American and European markets (the “One Platform Conversion”); anticipated growth rates in the digital monochrome and color equipment and Enterprise Services businesses; the effect of foreign currency exchange risk; the impact of, and use of proceeds from, our Domestic Reinvestment Plan for the repatriation of foreign earnings; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
     The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to risks and uncertainties relating to:
•	conducting operations in a competitive environment and a changing industry;

•	existing or future supplier relationships;

•	our relationship with General Electric Capital Corporation (“GE”);

•	our ability to finance current operations and growth initiatives;

•	our ability to improve operational efficiency and reduce our administrative costs;

•	new technologies;

•	our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting;

•	our One Platform Conversion and our infrastructure and productivity initiatives; and

•	economic, legal and political issues associated with our international operations.
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
     During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. We sold additional assets to GE, namely retained U.S. lease receivables as of April 1, 2006. We also sold German lease receivables to GE as of June 8, 2006, and entered into a five year program agreement with GE, pursuant to which we designated GE as our preferred lease financing source in Germany. Prior to our arrangements with GE, a significant portion of our profits was derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases purchased or funded by GE. Our right to receive a portion of these fees, namely fees for providing preferred services for lease generation in the U.S., will end as of March 31, 2009, which is the end of the initial five-year term of our U.S. lease program agreement, and we may be unable to replace those fees at such time. Our ability to generate on-going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in an adverse effect on our liquidity, financial position and results of operations. Further, effective management of our program with GE requires that both parties integrate and reconcile complex systems and processes including lease-end management, sharing of residual gains, and other financial arrangements. The inability of either party to successfully do so may have an adverse effect on our liquidity, financial position and results of operations.
     Our lease program agreements with GE may be renewed by us at the end of the initial five-year term for a subsequent three- or five-year period, but there are no assurances that the agreements will be extended after the expiration of such subsequent period. If we elect not to renew our program agreements, we may incur certain exit or transition costs that may have an adverse effect on our liquidity, financial position and results of operations. In addition, GE could terminate the agreements before their expiration for material breach or upon a material adverse change of our company (including an event of default under certain indebtedness of IKON). If GE were to no longer provide financing to our customers, we would likely try to arrange alternative financing arrangements on similar terms, or provide financing ourselves. If we were unable to either arrange financing on similar terms or provide financing ourselves, some of our customers might be unable or unwilling to purchase equipment from us, which could have an adverse effect on revenues. In addition, the early termination or non-extension of our agreements with GE could adversely impact our liquidity, financial position and results of operations.
Our failure to comply with any material provisions of our secured credit facility could have a material adverse effect on our liquidity, financial position and results of operations.
     We entered into an amended and restated $200,000 secured credit facility (the “Credit Facility”) with a group of lenders effective June 28, 2006. The Credit Facility, which matures on June 28, 2011, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings was $170,040 at June 30,

2006. The amount available under the Credit Facility for additional letters of credit was $70,040 at June 30, 2006. The Credit Facility is secured by our domestic accounts receivable and domestic inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. Under the terms of the Credit Facility we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter.
     The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments, including share repurchases. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratio; (ii) our consolidated interest coverage ratio; (iii) limitations on our capital expenditures; and (iv) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. Failure to comply with any material provision of the Credit Facility could have a material adverse effect on our liquidity, financial position and results of operations.
Our failure to improve our operational efficiency and reduce our administrative costs could have a material adverse effect on our liquidity, financial position and results of operations.
     Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and improve our operational efficiency. Our initiatives include the One Platform Conversion, billing process improvements to ensure the timeliness and accuracy of our customer invoices and the reduction of administrative costs at every level of the Company. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.
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
     Effective internal control over financial reporting is necessary for us to provide reasonable assurance with respect to our financial reports and to mitigate the risk of fraud. If we cannot provide reasonable assurance with respect to our financial reports, our business, brand and operating results could be harmed. During fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue certain invoices and, as a result, implemented processes designed to fairly present our financial statements. Errors resulting from these deficiencies (collectively, the “Billing Matter”) required us to restate certain of our previously issued financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. During fiscal 2005, management determined that the Billing Matter constituted a material weakness in our internal control over financial reporting. We also identified certain deficiencies in general controls over our information systems, including segregation of duties and access to data and applications by program developers. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. However, if we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations. For example, in light of the Billing Matter, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 4, “— Controls and Procedures”). Billed revenue and the related accounts receivable are adjusted based on estimates derived by a statistically valid analysis of historical data in order to mitigate the financial impact of the Billing Matter. Changes to these estimates could have a material adverse effect on our financial position and results of operations.
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
     We have international operations in Canada, Mexico and Western Europe. Approximately 17% of our revenues for the first nine months of fiscal 2006 were derived from our international operations, and approximately 78% of those revenues were derived from Canada and the United Kingdom. Our future revenues, costs of operations and net income could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2006	September 30, 2005
Assets
Cash and cash equivalents	$353,845	$373,705
Restricted cash	—	18,272
Accounts receivable, less allowances of: June 30, 2006 - $9,647; September 30, 2005 - $12,284	660,077	678,313
Lease receivables, less allowances of: June 30, 2006 - $1,408; September 30, 2005 - $2,560	81,612	317,928
Inventories	282,023	241,470
Prepaid expenses and other current assets	38,482	42,660
Deferred taxes	53,232	55,566

Total current assets	1,469,271	1,727,914

Long-term lease receivables, less allowances of: June 30, 2006 - $4,360; September 30, 2005 - $4,053	252,675	503,281
Equipment on operating leases, net of accumulated depreciation of: June 30, 2006 - $74,300; September 30, 2005 - $76,774	83,832	101,614
Property and equipment, net of accumulated depreciation of: June 30, 2006 - $315,252; September 30, 2005 - $306,656	143,465	144,309
Deferred taxes	74,838	—
Goodwill	1,290,288	1,280,578
Other assets	71,328	74,123

Total Assets	$3,385,697	$3,831,819

Liabilities
Current portion of corporate debt	$980	$1,137
Current portion of non-corporate debt	136,998	299,359
Trade accounts payable	182,709	211,783
Accrued salaries, wages and commissions	100,421	94,614
Deferred revenues	112,329	111,890
Taxes payable	141,383	79,458
Other accrued expenses	108,900	139,099
Payable for divestiture of assets (Note 5)	9,682	—

Total current liabilities	793,402	937,340

Long-term corporate debt	593,555	728,156
Long-term non-corporate debt	100,242	225,307
Deferred taxes	—	20,853
Other long-term liabilities	264,605	349,819

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value: authorized 300,000 shares; issued: June 30, 2006 – 149,310 shares; September 30, 2005 - 149,310 shares; outstanding: June 30, 2006 – 130,091 shares; September 30, 2005 -134,920 shares	1,042,522	1,030,462
Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding
Retained earnings	808,421	755,864
Accumulated other comprehensive loss	(5,630)	(65,426)
Cost of common shares in treasury: June 30, 2006 – 19,219 shares; September 30, 2005 - 14,390 shares	(211,420)	(150,556)

Total Shareholders’ Equity	1,633,893	1,570,344

Total Liabilities and Shareholders’ Equity	$3,385,697	$3,831,819

See notes to condensed consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
Revenues
Equipment	$445,275	$440,378	$1,331,012	$1,291,859
Customer service and supplies	361,587	377,522	1,094,193	1,118,504
Managed and professional services	187,276	180,386	549,128	534,534
Rental and fees	34,007	42,578	117,682	129,481
Other	18,752	57,441	78,254	201,645

	1,046,897	1,098,305	3,170,269	3,276,023

Cost of Revenues
Equipment	331,065	335,590	997,713	947,936
Customer service and supplies	196,597	198,312	602,329	617,668
Managed and professional services	140,232	131,271	408,244	394,166
Rental and fees	8,596	13,572	34,369	37,406
Other	12,367	30,121	42,054	113,721

	688,857	708,866	2,084,709	2,110,897

Gross Profit
Equipment	114,210	104,788	333,299	343,923
Customer service and supplies	164,990	179,210	491,864	500,836
Managed and professional services	47,044	49,115	140,884	140,368
Rental and fees	25,411	29,006	83,313	92,075
Other	6,385	27,320	36,200	87,924

	358,040	389,439	1,085,560	1,165,126

Selling and administrative	311,035	340,465	939,849	1,036,914
Gain on divestiture of businesses and assets	6,931	—	11,960	1,901
Restructuring and asset impairment	(129)	(379)	(264)	11,330

Operating income	54,065	49,353	157,935	118,783

Loss from early extinguishment of debt	3,866	—	5,516	1,734
Interest income	4,124	1,855	9,060	5,143
Interest expense	12,245	13,115	39,358	39,714

Income from continuing operations before taxes on income	42,078	38,093	122,121	82,478
Taxes on income	15,207	12,720	42,250	28,484

Income from continuing operations	26,871	25,373	79,871	53,994

Discontinued Operations:
Operating income (loss)	17	(3,210)	(15)	(19,410)
Tax (expense) benefit	(7)	1,268	6	7,667

Net income (loss) from discontinued operations	10	(1,942)	(9)	(11,743)

Net income	$26,881	$23,431	$79,862	$42,251

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.21	$0.18	$0.60	$0.38
Discontinued operations	0.00	(0.01)	0.00	(0.08)

Net income	$0.21	$0.17	$0.60	$0.30

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.20	$0.17	$0.60	$0.38
Discontinued operations	0.00	(0.01)	0.00	(0.07)

Net income	$0.20	$0.16	$0.60	$0.30 *

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

*	The sum of the earnings per share amounts do not equal the total due to rounding.
See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended June 30
	2006	2005
Cash Flows from Operating Activities
Net income	$79,862	$42,251
Net loss from discontinued operations	(9)	(11,743)

Income from continuing operations	79,871	53,994
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	52,366	55,068
Amortization	2,663	4,316
Gain from divestiture of businesses and assets	(11,960)	(1,901)
Loss on disposal of property and equipment	4,017	2,308
Provision for losses on accounts receivable	3,823	11,898
Restructuring and asset impairment charges	(264)	11,330
Deferred income taxes	(108,922)	(69,766)
Provision for lease default reserves	191	2,124
Stock-based compensation expense	7,502	7,575
Pension expense	24,973	32,654
Loss from early extinguishment of debt	5,516	1,734
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease in accounts receivable	15,358	30,629
Increase in inventories	(38,313)	(6,621)
Increase in prepaid expenses and other current assets	(2,555)	(66)
Decrease in accounts payable	(31,532)	(84,681)
Decrease in deferred revenue	(2,178)	(16,563)
Decrease in accrued expenses	(28,424)	(23,827)
Contributions to pension plans	(63,464)	(42,604)
Increase in taxes payable	66,279	10,475
Decrease in accrued restructuring	(1,493)	(5,849)
Other	98	826

Net cash used in continuing operations	(26,448)	(26,947)
Net cash used in discontinued operations	(1,158)	(9,618)

Net cash used in operating activities	(27,606)	(36,565)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses and assets (Note 5)	251,642	5,330
Expenditures for property and equipment	(26,093)	(22,091)
Expenditures for equipment on operating leases	(27,610)	(36,151)
Proceeds from the sale of equipment on operating leases	18,346	14,165
Proceeds from the sale of lease receivables (Note 7)	145,969	188,956
Lease receivables — additions	(264,161)	(277,560)
Lease receivables — collections	268,412	398,448
Other	1,077	(1,266)

Net cash provided by investing activities — continuing operations	367,582	269,831

Net cash provided by investing activities — discontinued operations	—	1,558

Net cash provided by investing activities	367,582	271,389

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	(855)	(223)
Repayment of other borrowings	(3,792)	(3,465)
Proceeds from issuance of long-term corporate debt	—	1,450
Debt issuance costs	(2,304)	—
Long-term corporate debt repayments	(138,804)	(104,924)
Non-corporate debt — issuances	7,312	19,339
Non-corporate debt — repayments	(142,354)	(289,037)
Dividends paid	(15,841)	(16,889)
Decrease in restricted cash	2,127	3,338
Proceeds from stock option exercises	18,025	3,946
Tax benefit relating to stock plans	4,922	1,221
Purchase of treasury shares	(90,816)	(34,240)
Other	(49)	—

Net cash used in financing activities	(362,429)	(419,484)

Effect of exchange rate changes on cash and cash equivalents	2,593	1,040

Net decrease in cash and cash equivalents	(19,860)	(183,620)

Cash and cash equivalents at beginning of the year	373,705	472,951

Cash and cash equivalents at end of the period	$353,845	$289,331

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, EMC (Documentum), Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”) in the U.S., and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We also sold additional assets, namely retained lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006 (the “U.S. Retained Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized document workflow solutions and comprehensive support through our service force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations through the nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 9, 2005.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. BOOK OVERDRAFTS
     We had $24,476 and $17,107 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at June 30, 2006 and September 30, 2005, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
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

     Stock Options
     In general, all options expire in ten years (twenty years for certain non-employee director options) and vest over three years (five years for grants issued prior to December 2000). The proceeds from options exercised are credited to shareholders’ equity. A prior plan for our non-employee directors enabled participants to receive their annual directors’ fees in the form of options to purchase shares of common stock at a discount. The discount is equivalent to the annual directors’ fees and is charged to expense. We utilize the straight-line single-option approach to expense stock options.
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
     During the three and nine months ended June 30, 2006, the Company issued 6 and 1,232 stock options, respectively.
     During the three months ended June 30, 2006 and 2005, the Company recognized $1,087 and $999, respectively, of stock based compensation expense related to stock options, net of taxes. During the nine months ended June 30, 2006 and 2005, the Company recognized $3,470 and $3,798, respectively, of stock based compensation expense related to stock options, net of taxes.
     Changes in common shares under option were:

		Weighted
	Shares	Average Price
Outstanding at September 30, 2005	12,504	$11.46
Granted	1,232	10.91
Exercised	(2,804)	11.77
Cancelled	(809)	28.46

Outstanding at June 30, 2006	10,123	$11.44

Exercisable at June 30, 2006	7,364 *	$11.69

*	5,723 of the 7,364 options exercisable at June 30, 2006 have a market value in excess of the strike price.
     The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 were $1,763 and $1,376, respectively. The total pre-tax intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 were $15,007 and $5,060, respectively. The weighted-average fair value at date of grant is estimated using the Black-Scholes option-pricing method. The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2006 and 2005 were $6.31 and $3.92, respectively. The weighted-average fair values at date of grant for options granted during the nine months ended June 30, 2006 and 2005 were $5.07 and $4.80, respectively. The following assumptions were applied for options granted during the three and nine months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30		Nine Months Ended June 30
	2006	2005	2006	2005
Expected dividend yield (1)	1.2%	1.6%	1.5%	1.5%
Expected volatility rate (2)	54.4%	53.3%	55.0%	54.1%
Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	5.0%	3.7%	4.4%	3.6%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	Expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average			Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Number	Average	Remaining	Aggregate
Range of	at June 30,	Exercise	Contractual	Intrinsic	Exercisable at	Exercise	Contractual	Intrinsic
Exercise Prices	2006	Price	Life	Value	June 30, 2006	Price	Life	Value

$ 2.35 – 9.10	2,612	$5.92	5.67	$14,436	2,460	$5.73	5.64	$16,896
9.11 – 10.90	3,029	10.60	7.70	6,060	1,250	10.35	6.20	2,813
10.91 – 12.60	2,834	11.33	6.17	3,587	2,012	11.45	5.31	2,306
12.61 – 46.59	1,648	21.87	2.47	—	1,642	21.91	2.44	—
     Stock Awards
     Generally, employee stock awards vest over varying periods beginning as early as the date of issue and fully vest up to seven years later. In accordance with SFAS 123(R), the Company expenses employee stock awards using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach.
     During the three and nine months ended June 30, 2006, the Company granted 9 and 667 stock awards, respectively, with terms similar to the terms mentioned above.
     During the three months ended June 30, 2006 and 2005, the Company recognized $437 and $682 respectively, of stock based compensation expense related to stock awards, net of taxes. During the nine months ended June 30, 2006 and 2005, the Company recognized $1,257 and $1,546, respectively of stock based compensation expense related to stock awards, net of taxes.
4. RECENT ACCOUNTING STANDARDS
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, will not be effective for the Company until our next fiscal year, which begins on October 1, 2006.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statement No. 133 and 140” (“SFAS 155”). SFAS 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS 155 also eliminates the interim guidance in FASB Statement No. 133, which provides that beneficial interest in securitized financial assets are not subject to the provisions of FASB Statement No. 133. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and, therefore, will not be effective for the Company until our next fiscal year, which begins on October 1, 2006 We are currently evaluating the impact, if any, the adoption of SFAS 155 may have on our financial statements and related disclosures.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, and, therefore, will not be effective for the Company until our next fiscal year, which begins on October 1, 2006. We are currently evaluating what impact, if any, the adoption of SFAS 156 may have on our financial statements and related disclosures.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition measurement and threshold process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in our first quarter of fiscal 2008. We are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.
5. SALE OF BUSINESSES AND ASSETS
     On June 8, 2006, we entered into a definitive asset purchase agreement with GE in Germany, effective June 1, 2006, pursuant to which GE purchased $56,702 of lease receivables from us. We recognized an immaterial gain as a result of the sale of these assets, and will not retain any interest in these assets, except as discussed in Note 6. In connection with the sale, we entered into a five year program agreement pursuant to which we designated GE as our preferred lease financing source in Germany.
     On April 3, 2006, we entered into a definitive Asset Purchase Agreement with GE, effective April 1, 2006, pursuant to which GE purchased our U.S. Retained Portfolio and certain related assets and assumed certain related liabilities from us. We received $174,750 of initial proceeds from the U.S. Retained Portfolio Sale, subject to final closing adjustments, including, without limitation, the impact on proceeds from changes in the sold lease portfolio and related assets and liabilities between February 28, 2006 and April 1, 2006, and any adjustments that may result from a closing balance sheet audit. As a result, we have estimated a liability to GE of $9,682, which is recorded as a “Payable for divestiture of assets” in the consolidated balance sheet at June 30, 2006. We recognized a gain from this transaction in our consolidated statements of income during the three months ended June 30, 2006 of $6,858. For federal income tax purposes, we recognized a benefit by releasing a valuation allowance associated with capital loss carryforwards to offset the tax on the gain from the sale of the U.S. Retained Portfolio. We will not retain any interest in the sold U.S. Retained Portfolio, except as discussed in Note 6.
     On October 3, 2005, we sold our coffee vending business in the United Kingdom, Kafevend Group PLC (“Kafevend”), for $19,128. We recognized a gain during the first quarter of fiscal 2006 of $4,924 on the sale of Kafevend resulting from the difference between the carrying amount of assets sold, net of certain liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law.
6. NOTES PAYABLE AND LONG-TERM DEBT
Long-term Debt
     Long-term corporate debt consisted of:

	June 30,	September 30,
	2006	2005
Bond issues	$354,917	$354,850
Convertible subordinated notes	—	53,242
Notes payable	238,631	319,835
Miscellaneous notes, bonds, mortgages and capital lease obligations	987	1,366

	594,535	729,293
Less: current maturities	980	1,137

	$593,555	$728,156

     Long-term non-corporate debt consisted of:

	June 30,	September 30,
	2006	2005
Lease-backed notes	$—	$332,233
Asset securitization conduit financing	135,151	124,122
Notes payable to banks	115	9,422
Debt supporting unsold residual value	101,974	58,889

	237,240	524,666
Less: current maturities	136,998	299,359

	$100,242	$225,307

     During the three months ended June 30, 2006, $202,039 of lease-backed notes were assumed by GE in connection with the U.S. Retained Portfolio Sale.
     During October 2005, we purchased the remaining $53,242 of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) for $54,307. As a result of these repurchases, we recognized a loss during the three months ended December 31, 2005, including the write-off of unamortized costs, of $1,650, which is included in loss from early extinguishment of debt, in the consolidated statements of income.
     On May 25, 2006, we completed the cash tender offer to purchase any and all of our 7.25% notes due 2008 (the “2008 Notes”). We accepted tenders for $81,204 of aggregate principal amount (representing approximately 86%) of the 2008 Notes. As a result of the tender, we recognized a loss during the three months ended June 30, 2006, including the write-off of unamortized costs, of $3,866, which is included in loss from early extinguishment of debt in the consolidated statements of income.
Credit Facility
     We entered into an amended and restated $200,000 secured credit facility with a group of lenders effective June 28, 2006 (the “Credit Facility”). The Credit Facility, which matures on June 28, 2011, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings was $170,040 at June 30, 2006. The amount available under the Credit Facility for additional letters of credit was $70,040. The Credit Facility is secured by our domestic accounts receivable and domestic inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. Under the terms of the Credit Facility we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter.
     The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments, including share repurchases. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratio; (ii) our consolidated interest coverage ratio; (iii) limitations on our capital expenditures; and (iv) limitations on additional indebtedness and liens. Additionally, the Credit Facility contains default provisions customary for facilities of its type. As of June 30, 2006, we were in compliance with all of the covenants included in the Credit Facility.

Asset Securitization Conduit Financing Agreements
     IKON Capital PLC, our leasing subsidiary in the United Kingdom, maintains a £85,000 (approximately $157,114 at June 30, 2006) revolving asset securitization conduit financing agreement (the “U.K. Conduit”). During the three months ended June 30, 2006, the U.K. Conduit was renewed for an additional 364-day term, effective from June 29, 2006. Subsequently, on July 28, 2006, the facility commitment was increased by £10,000 to £95,000. At June 30, 2006 and September 30, 2005, we had approximately £12,000 and £15,000, respectively, available under the U.K. Conduit. During the nine months ended June 30, 2006, there were approximately £3,000 in borrowings and no repayments in connection with the U.K. Conduit.
Lines of Credit
     We have certain commitments available to us in the form of lines of credit, some of which are net of standby letters of credit. As of June 30, 2006, we had $257,917 available under lines of credit, including $170,040 available under the Credit Facility. We also had open standby letters of credit totaling $29,960. The letters of credit are supported by the Credit Facility. All letters of credit expire within one year.
Interest Payments
     We made interest payments of $44,985 and $53,922 during the nine months ended June 30, 2006 and 2005, respectively.
Debt Supporting Certain Lease and Residual Value Guarantees
     Due mainly to certain provisions within our agreements with GE, when we are the original equipment lessor (primarily state and local government contracts), we are required to record debt (and related assets) for certain lease and residual value guarantees. As of June 30, 2006, we had recorded $101,974 of debt on our balance sheet comprised of the following:
•	We have transferred $81,393 of lease receivables to GE ($57,088 in the U.S. and $24,305 in Germany), for which we have retained certain risks of ownership relating to the assignment of the receivables. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the lease receivables on our balance sheet. In the event GE is unable to recover any lease payments from the lessee as a result of our retained ownership risk, we would be required to repurchase the lease receivable. Since the inception of our relationship with GE in 2004, we have not been required to repurchase any lease receivables under this scenario;

•	We have transferred lease receivables to GE for which we have retained certain risks of ownership relating to potential service performance failures. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At June 30, 2006, we had recorded $12,724 of debt and associated residual value. This debt will not be repaid unless required under the applicable lease agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. Since inception of our relationship with GE in 2004, total repurchases of lease receivables relating to our service performance have averaged approximately $140 per year; and

•	We have $7,164 of debt related to equipment on operating leases that has been funded by GE for which we are required to keep the net book value of the operating leases and a corresponding amount of debt on our balance sheet until the expiration of the operating lease agreement.
7. SALE OF LEASE RECEIVABLES
     Pursuant to our lease programs with GE in North America, we generally sell equipment to GE, who in turn leases the equipment to the end user. However, to a lesser extent, we sell customer lease receivables to GE. We do not expect to retain interests in these assets. Gains or losses on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.
     During the nine months ended June 30, 2006, we sold $145,969 of lease receivables for cash proceeds in transactions with GE. We will not retain any interest in the sold receivables, except as discussed in Note 6. No material gain or loss resulted from these transactions.
8. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2005	$960,830	$319,748	$1,280,578
Sale of business	—	(12,511)	(12,511)
Translation adjustment	4,526	17,695	22,221

Goodwill at June 30, 2006	$965,356	$324,932	$1,290,288

     Changes in the goodwill balance since September 30, 2005 are attributable to foreign currency translation adjustments and the sale of Kafevend (discussed in Note 5).
9. CONTINGENCIES
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,462 and $7,710 as of June 30, 2006 and September 30, 2005, respectively, for our environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements.
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
     During fiscal 2006 and 2005, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the nine months ended June 30, 2006, payments related to these obligations were $248, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of June 30, 2006 and September 30, 2005, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,432 and $10,922, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     In connection with the U.S. Transaction and the U.S. Retained Portfolio Sale, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such transactions, or that may arise in connection with leases under the U.S. Program Agreement, as amended. Under the U.S. Transaction, if GE were to incur a liability in connection with an indemnification claim, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims under the definitive Asset Purchase Agreement, we would only be required to reimburse GE for damages in excess of $20,000, but not to exceed, in the aggregate, $2,000,000. Under the U.S. Retained Portfolio Sale, if GE were to incur a liability in connection with an indemnification claim, we would be required to reimburse GE for the full amount of GE’s damages; provided, that for certain successful claims under the definitive Asset Purchase Agreement, we would only be required to reimburse GE for damages in excess of $2,500, but not to exceed, in the aggregate, $400,000 These indemnification obligations generally relate to recourse on different types of lease receivables sold to GE that could potentially become uncollectible. In the event that all lease receivables for which we have indemnified GE become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at June 30, 2006 was $266,586. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $482 at June 30, 2006. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold under the U.S. Program Agreement and the U.S. Retained Portfolio Sale.
     We guarantee an industrial revenue bond in Covington, Tennessee relating to The Delfield Company, a former subsidiary of Alco Standard (our predecessor company). This bond matures in full on September 1, 2006. We have not accrued any liability with respect to this guarantee based on our analysis of the guaranteed party’s ability and intent to make payment or refinance the bond. In the event the guaranteed party defaults on the bond, we would be required under the agreement to make payment to the lender. As of June 30, 2006, the maximum amount that we would be required to pay the lender is $3,150.

     We have a deferred tax asset of $21,292 related to our operations in Canada. Our Canadian operations were unprofitable in fiscal 2005 and have remained unprofitable through the nine months ended June 30, 2006. Management initiated substantive actions in June 2006 to return the operations to profitability. We expect these actions to be successful, but if they are not, management may conclude that the asset is impaired, and as a result of the impairment, record a valuation allowance for the full amount of the deferred tax asset. This valuation allowance would have a material effect on earnings per share, but would not impact cash flow or our rights in respect of the underlying tax asset.
     There are other contingent liabilities for taxes, guarantees, other lawsuits and various other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of June 30, 2006, believes that the impact of these other contingencies will not be material to our consolidated financial statements.
10. SHARE REPURCHASES
     In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “Repurchase Plan”). In the second quarter of fiscal 2006, the Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the Repurchase Plan. During fiscal 2005, we repurchased 8,437 shares of our outstanding common stock for $86,616 under the Repurchase Plan. During the nine months ended June 30, 2006, we repurchased 7,681 shares of our outstanding common stock for $90,630 under the Repurchase Plan. At June 30, 2006, we had $145,180 remaining of the $400,000 authorized under the Repurchase Plan. Under terms of the Credit Facility we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter. We are also subject to similar restrictions on share repurchases under the terms of our $225,000 notes due 2015. In addition, from time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares.
11. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006		2005
Net income	$26,881	$23,431	$79,862		$42,251
Foreign currency translation adjustments	39,332	(31,353)	33,248		204
(Loss) gain on derivative financial instruments, net of tax benefit (expense) of: $18 and $(102) for the three months ended June 30, 2006 and 2005, respectively; $149 and $112 for the nine months ended June 30, 2006 and 2005, respectively	(34)	(177)	(262)		205
Minimum pension liability adjustment	—	—	26,810	*	—

Total comprehensive income (loss)	$66,179	$(8,099)	$139,658		$42,660

*	As a result of freezing the U.S. Plans and one of our Non-U.S. Plans (discussed in Note 14).

12. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$26,871	$25,373	$79,871	$53,994
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes	—	1,848	88	6,072

Numerator for diluted earnings per common share — net income from continuing operations	$26,871	$27,221	$79,959	$60,066

Denominator:
Denominator for basic earnings per common share — weighted average common shares	130,690	139,826	132,115	140,567
Effect of dilutive securities:
Convertible Notes	—	16,306	260	17,857
Employee stock awards	635	402	528	382
Employee stock options	986	576	825	863

Dilutive potential common shares	1,621	17,284	1,613	19,102
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	132,311	157,110	133,728	159,669

Basic earnings per common share from continuing operations	$0.21	$0.18	$0.60	$0.38

Diluted earnings per common share from continuing operations	$0.20	$0.17	$0.60	$0.38

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
     Options to purchase 1,555 and 7,899 shares of common stock were outstanding during the three months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
     Options to purchase 2,090 and 7,735 shares of common stock were outstanding during the nine months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
13. SEGMENT REPORTING
     We have identified the IKON North America Copier Business, the IKON North America Outsourcing Business and IKON Europe (“IE”) as our three operating segments. We report information about our operating segments based on the structure of our internal organization and the way our chief operating decision maker, our Chief Executive Officer, organizes the segments within the enterprise for making operating decisions, assessing performance and allocating resources and management responsibility. We determined that our IKON North America Copier and IKON North America Outsourcing businesses have similar economic characteristics and, as such, we have aggregated IKON North America Copier and IKON North America Outsourcing into one reportable segment referred to as IKON North America (“INA”). While each of our two reportable segments, INA and IE, provide copiers, printers, color solutions and a variety of document management service capabilities, we do not believe they meet all of the aggregation criteria necessary for us to report them as one segment.

     The table below presents segment information for the three months ended June 30, 2006 and 2005:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2006
Revenues:
Equipment	$391,677	$53,598	$—	$445,275
Customer service and supplies	323,348	38,239	—	361,587
Managed and professional services	173,891	13,385	—	187,276
Rental and fees	31,754	2,253	—	34,007
Other	964	17,788	—	18,752

Total revenues	921,634	125,263	—	1,046,897
Gain on divestiture of businesses and assets	6,858	73	—	6,931
Restructuring and asset impairment	(129)	—	—	(129)
Operating income	86,798	8,027	(40,760)	54,065
Loss from early extinguishment of debt, net	—	—	3,866	3,866
Interest income	—	—	4,124	4,124
Interest expense	—	—	12,245	12,245

Income from continuing operations before taxes on income	$86,798	$8,027	$(52,747)	$42,078

Three Months Ended June 30, 2005
Revenues:
Equipment	$388,806	$51,572	$—	$440,378
Customer service and supplies	341,038	36,484	—	377,522
Managed and professional services	166,054	14,332	—	180,386
Rental and fees	41,109	1,469	—	42,578
Other	19,191	38,250	—	57,441

Total revenues	956,198	142,107	—	1,098,305
Restructuring and asset impairment	(379)	—	—	(379)
Operating income	97,569	8,058	(56,274)	49,353
Interest income	—	—	1,855	1,855
Interest expense	—	—	13,115	13,115

Income from continuing operations before taxes on income	$97,569	$8,058	$(67,534)	$38,093

The table below presents segment information for the nine months ended June 30, 2006 and 2005:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2006
Revenues:
Equipment	$1,175,219	$155,793	$—	$1,331,012
Customer service and supplies	984,529	109,664	—	1,094,193
Managed and professional services	509,122	40,006	—	549,128
Rental and fees	112,757	4,925	—	117,682
Other	26,077	52,177	—	78,254

Total revenues	2,807,704	362,565	—	3,170,269
Gain on divestiture of businesses and assets	6,624	5,336	—	11,960
Restructuring and asset impairment	(264)	—	—	(264)
Operating income	276,785	27,011	(145,861)	157,935
Loss from early extinguishment of debt	—	—	5,516	5,516
Interest income	—	—	9,060	9,060
Interest expense	—	—	39,358	39,358

Income from continuing operations before taxes on income	$276,785	$27,011	$(181,675)	$122,121

Nine Months Ended June 30, 2005
Revenues:
Equipment	$1,137,055	$154,804	$—	$1,291,859

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Customer service and supplies	1,008,873	109,631	—	1,118,504
Managed and professional services	490,536	43,998	—	534,534
Rental and fees	125,451	4,030	—	129,481
Other	84,512	117,133	—	201,645

Total revenues	2,846,427	429,596	—	3,276,023
Gain on divestiture of businesses and assets	1,901	—	—	1,901
Restructuring and asset impairment	10,068	—	1,262	11,330
Operating income	268,390	22,834	(172,441)	118,783
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	5,143	5,143
Interest expense	—	—	39,714	39,714

Income from continuing operations before taxes on income	$268,390	$22,834	$(208,746)	$82,478

*	Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance and customer support.
14. PENSION PLANS
     We sponsor or have sponsored defined benefit pension plans for the majority of our employees. Plan benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
     All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent fiscal year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005 we froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $787 during the three months ended March 31, 2006.
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended June 30
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$231	$879	$7,255	$1,054
Interest cost	7,702	1,151	8,349	958
Expected return on assets	(7,777)	(1,263)	(8,237)	(933)
Amortization of net obligation	—	—	—	9
Amortization of prior service cost	—	(53)	142	2
Recognized net actuarial loss	1,921	332	2,014	161

Net periodic pension cost	$2,077	$1,046	$9,523	$1,251

	Nine Months Ended June 30
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$8,952	$3,281	$21,321	$3,192
Interest cost	24,140	3,389	24,563	2,897
Expected return on assets	(23,357)	(3,319)	(23,241)	(2,822)
Amortization of net obligation	—	18	—	28
Amortization of prior service cost	47	(155)	426	5
Recognized net actuarial loss	7,209	1,129	5,798	487
Curtailment	2,852	787	—	—

Net periodic pension cost	$19,843	$5,130	$28,867	$3,787

     For the nine months ended June 30, 2006, we made contributions of $63,464, of which $60,604 were voluntary. We are required to make contributions of approximately $1,047 to our pension plans during the remainder of fiscal 2006. We may make voluntary contributions in excess of this amount during the remainder of the fiscal year.
15. RESTRUCTURING
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Services (“BDS”), Legal Document Services, our North American field organization and our corporate staff, and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at June 30, 2006, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	June 30, 2006
Severance	$1,975	$(416)	$(1,478)	$81
Contractual commitments	1,452	472	(975)	949
Contract termination	123	(67)	(56)	—

Total	$3,550	$(11)	$(2,509)	$1,030

*	The adjustments in the table above are the result of revising our estimates based on more recent information, which we did not have at the time the reserve was established. The adjustments made during the nine months ended June 30, 2006 were not material to our consolidated financial statements.
     The nine months ended June 30, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed at Note 16). The restructuring benefit for continuing operations was $264.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$81	$—	$—	$—	$81
Contractual commitments	142	386	218	203	949
Contract termination	—	—	—	—	—

Total	$223	$386	$218	$203	$1,030

     All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $591 at June 30, 2006.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenues	$—	$491	$—	$20,570
Operating income (loss)	17	(3,210)	(15)	(19,410)
Tax (expense) benefit	(7)	1,268	6	7,667

Net income (loss) from discontinued operations	$10	$(1,942)	$(9)	$(11,743)

     As of September 30, 2005, all digital print centers were closed or sold. Assets related to BDS are recorded at their estimated net realizable value.
17. FOREIGN EARNINGS REPATRIATION
     In the third quarter of fiscal 2006, the Company’s Chief Executive Officer and Board of Directors approved a Domestic Reinvestment Plan (the “Plan”) providing for the repatriation of up to $60,000 of foreign earnings under the American Jobs Creation Act of 2004 (the “Act”). Under this Plan, the Company will repatriate foreign earnings of approximately $30,500, including base period dividend requirements, in accordance with the temporary repatriation incentive under the Act. Accordingly, the Company recorded a $2,400 tax charge and a related accrued tax liability, including the tax on the base period dividend, in the third quarter of fiscal 2006.
     We repatriated $10,400 under the Plan in the third quarter of fiscal 2006 and we expect to repatriate the remaining $20,100 in the fourth quarter of fiscal 2006. Planned uses of the repatriated funds include the funding of worker hiring and training (other than payments of executive compensation), including expenditures in connection with hiring new workers and training both existing and newly hired workers, and expenditures incurred for compensation of existing and newly hired workers.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
OVERVIEW
     IKON Office Solutions, Inc. delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as EMC(Documentum), Captaris, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”), and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We sold additional assets, namely U.S. lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006 (the “U.S. Retained Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale. We also sold German lease receivables to GE as of June 8, 2006, and entered into a five year program agreement with GE, pursuant to which we designated GE as our preferred lease financing source in Germany.
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
     Our first priority is to increase operational leverage. This involves improving efficiencies across our operations, simplifying our business by eliminating unprofitable and non-strategic businesses and focusing on our targeted businesses. It also involves reducing expenses across the Company. Many of the actions undertaken during fiscal 2005 to achieve improved operational leverage are now positively impacting our financial statements. For example, selling and administrative expenses in the third quarter of fiscal 2006 are down by $29,430, or 8.6%, compared to the third quarter of fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 29.7%, compared to 31.0% a year ago. For the first nine months of fiscal 2006, selling and administrative expenses decreased $97,065, or 9.4%, compared to the first nine months of fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 29.6%, compared to 31.7% a year ago. As a result of our focus on operational leverage, our operating income as a percentage of revenue was 5.2% and 5.0% for the three and nine months ended June 30, 2006, respectively, compared to 4.5% and 3.6% for the three and nine months ended June 30, 2005, respectively.
     Improved operational efficiency provides the foundation for us to achieve our second priority, core growth in the Mid-Market and the National Account market, which encompasses Fortune 500 and large global public and private companies, as well as targeted markets in Europe. In the Mid-Market, we continued to compete aggressively for new business through a combination of customer incentives, strategic inventory purchases that provide lower cost of goods and differentiated product bundles that leverage the brand strengths of our product mix. In addition, we succeeded in partnering with our key suppliers to introduce vendor support programs to continue to drive incremental business. Within the thousands of Mid-Market deals we closed during the three months ended June 30, 2006, seven of them were greater than one million dollars. Furthermore, the National Accounts team added seven new customers to the program and renewed five contracts with existing customers during the third quarter of fiscal 2006. We also successfully initiated four large Managed Service contracts during the three months ended June 30, 2006.
     We believe the success generated from our first two strategic priorities, operational leverage and core growth, will enable us to execute on our third strategic priority, which is balanced capital strategy. Through the first nine months of fiscal 2006 we have made significant progress in the execution of this strategy by reducing debt and accomplishing dividend and share repurchase objectives. We redeemed the remaining $53,242 balance of the 5% convertible subordinated notes due 2007 (the “Convertible Notes”) and repurchased $81,204 of aggregate principal of our 7.25% notes due 2008 (the “2008 Notes”). These actions contributed to the reduction of our debt to capital ratio to 34% at June 30, 2006, compared to 44% at September 30, 2005. Through the first nine months of fiscal 2006, we also paid dividends of $15,841, or $0.12 per share, repurchased 7,681 shares of our outstanding common stock for approximately $90,816 (including the related fees), and made pension contributions of $63,464, of which $60,604 were voluntary, which significantly reduced our under-funded pension position. Additionally, in the third quarter of fiscal 2006 we sold both our U.S. Retained Portfolio and German Lease Portfolio to GE, which, after tax payments and the repayment of related debt, will net us approximately $108,000.
RESULTS OF OPERATIONS
     Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three months ended June 30, 2006, references to 2006 and 2005 refer to the three months ended June 30, 2006 and 2005, respectively. In the section relating to the nine months ended June 30, 2006, references to 2006 and 2005 refer to the nine months ended June 30, 2006 and 2005, respectively. During fiscal 2006 we changed the format of our consolidated statements of income related to how we categorize our revenue. This change had no impact on previously reported operating income, net income or earnings per share. Prior periods have been conformed to the current period presentation.
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Summary of Consolidated Results
     For the third quarter of fiscal 2006, we had total revenues of $1,046,897, representing a $51,408 or 4.7%, decline from the third quarter of fiscal 2005. This decline, which includes a favorable currency impact of $3,706, or 0.4%, (revenues denominated in foreign currencies are impacted favorably when converted to U.S. dollars for reporting purposes), is a result of a decrease in Customer Service revenue, a decrease in finance income from the sale of the U.S. Retained Portfolio, the sale of our operating subsidiaries in France and Mexico, the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”), and the continued de-emphasis of our technology services and hardware businesses. These decreases were offset by an increase in Equipment revenue of $4,897, or 1.1%, and an increase in Managed and Professional Services of $6,890, or 3.8%, compared to fiscal 2005.
     Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services. Approximately 88% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Three Months Ended June 30, 2006
Revenues:
Equipment	$391,677	$53,598	$—	$445,275
Customer service and supplies	323,348	38,239	—	361,587
Managed and professional services	173,891	13,385	—	187,276
Rental and fees	31,754	2,253	—	34,007
Other	964	17,788	—	18,752

Total revenues	921,634	125,263	—	1,046,897
Gross profit:
Equipment	94,063	20,147	—	114,210
Customer service and supplies	153,571	11,419	—	164,990
Managed and professional services	45,562	1,482	—	47,044
Rental and fees	23,830	1,581	—	25,411
Other	180	6,205	—	6,385

Total gross profit	317,206	40,834	—	358,040
Gain on divestiture of businesses and assets	6,858	73	—	6,931
Restructuring and asset impairment	(129)	—	—	(129)
Operating income	86,798	8,027	(40,760)	54,065
Loss from early extinguishment of debt	—	—	3,866	3,866
Interest income	—	—	4,124	4,124
Interest expense	—	—	12,245	12,245

Income from continuing operations before taxes on income	$86,798	$8,027	$(52,747)	$42,078

Three Months Ended June 30, 2005
Revenues:
Equipment	$388,806	$51,572	$—	$440,378
Customer service and supplies	341,038	36,484	—	377,522
Managed and professional services	166,054	14,332	—	180,386
Rental and fees	41,109	1,469	—	42,578
Other	19,191	38,250	—	57,441

Total revenues	956,198	142,107	—	1,098,305
Gross profit:
Equipment	89,166	15,622	—	104,788
Customer service and supplies	168,630	10,580	—	179,210
Managed and professional services	47,522	1,593	—	49,115
Rental and fees	27,687	1,319	—	29,006
Other	13,805	13,515	—	27,320

Total gross profit	346,810	42,629	—	389,439
Restructuring and asset impairment	(379)	—	—	(379)
Operating income	97,569	8,058	(56,274)	49,353
Interest income	—	—	1,855	1,855
Interest expense	—	—	13,115	13,115

Income from continuing operations before taxes on income	$97,569	$8,058	$(67,534)	$38,093

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2006	2005	$ Change	% Change
Revenue	$445,275	$440,378	$4,897	1.1%
Cost of revenue	331,065	335,590	(4,525)	(1.3)%

Gross profit	$114,210	$104,788	$9,422	9.0%

Gross profit %	25.6%	23.8%

     Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and color-capable, for products that print both black and white images, and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segments 1 — 4, and production black and white representing print speed of 70 pages and higher per minute, banded in speed segments called segments 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 30%, 20% and 50%, respectively, of total U.S. equipment revenue during the third quarter of fiscal 2006.
     The increase in Equipment revenue in North America is primarily attributable to strong revenue and placement performance in color and production black and white in the U.S market. U.S. color revenue increased 13% driven by the continued success of our high speed production equipment, especially the IKON CPP500, as well as strong growth from our color-capable offerings evidenced by a record quarter for Ricoh color-capable devices. U.S. production black and white revenue grew 13% when compared to the same period of fiscal 2005 primarily attributed to strong placement growth for segment 6 units, in particular a high demand for the IKON PrintCenterPRO 1050 product and strong performance from our Canon segment 6 black and white products. These factors were coupled with the success of customer promotions offered during the quarter. In the office segment, black and white placements increased 10%, while revenue declined 10%. The decline in black and white revenue, in-line with industry forecasts, is primarily driven by customers who replace black and white devices with new color-capable devices that print both black and white and color and partially from competition and customer incentives aimed at placement share growth. Office placements of color-capable devices increased 67% during the quarter, offsetting the revenue decline in black and white. Overall, the combination of office black and white placements and office color placements grew 14%, while revenue remained flat year over year.
     Equipment revenue in Europe increased from fiscal 2005 driven primarily by growth in both production and color equipment particularly in Germany and partially from the favorable impact of currency. During the three months ended June 30, 2006, we continued to benefit from the success of our Pan European and Global accounts initiative. This success contributed significantly to the overall equipment growth in Europe.
     The increase in equipment gross profit margin of 180 basis points from the same period of fiscal 2005 was driven by a combination of factors, including a continued shift to color products with higher margins, the success of the IKON PrintCenterPro 1050 product in segment 6, and an increase in the mix of higher margin used products.
     Customer Service and Supplies

	2006	2005	$ Change	% Change
Revenue	$361,587	$377,522	$(15,935)	(4.2)%
Cost of revenue	196,597	198,312	(1,715)	(0.9)%

Gross profit	$164,990	$179,210	$(14,220)	(7.9)%

Gross profit %	45.6%	47.5%
     INA Customer Service (maintenance and service of equipment which is driven by the total machines we service in the field, referred to as “MIF”, and the number and mix of copies made on those machine) and direct supplies revenue was flat from the second quarter of fiscal 2006 but decreased approximately 5.2% compared to the third quarter of fiscal 2005 due to two principal drivers. Analog copies, which have higher average revenue per copy than black and white digital copies, declined 41% as we have been transitioning our customers out of analog into digital. The second principal driver is the year over year pricing decline of digital copies. Offsetting these trends is the shift to color copies, with higher revenue per copy than black and white, as well as an increase in total digital copies. Color copies were up 45% and overall digital copies (which includes both color and black and white) were up 7% compared to the third quarter of fiscal 2005. Digital copies now comprise 95% of total copies. We estimate the transition out of Analog will be completed in late 2007 or early 2008. Strong placement growth in digital equipment combined with the increase in overall digital copies and the mix shift to color will all be important contributors in the effort to outpace the expected decline in digital revenue per copy. IE Customer Service and Supplies revenue increased year over year by approximately 5% partially as a result of the increase in color copy volume in the U.K., Germany and Denmark and partially from the favorable impact of currency.
     The decrease in Customer Service and Supplies’ gross profit margin was primarily a result of a year over year decrease in revenue partially offset by a decrease in the consumption of parts and supplies, a lower cost structure in North America as a result of the restructuring actions taken during fiscal 2005 and the continued focus on cost reduction and productivity improvements.
     Managed and Professional Services

	2006	2005	$ Change	% Change
Revenue	$187,276	$180,386	$6,890	3.8%
Cost of revenue	140,232	131,271	8,961	6.8%

Gross profit	$47,044	$49,115	$(2,071)	(4.2)%

Gross profit %	25.1%	27.2%
     Managed Services is comprised of our On-Site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Overall, INA Managed and Professional Services revenue increased $7,837, or 4.7%, during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.
     INA On-Site Managed Services revenue, which represents approximately 13% of the total INA revenue mix, increased 8%, due to an increase in the number of net new contracts entered into through fiscal 2005 and the first nine months of fiscal 2006, as well as the expansion of existing contracts. Off-Site Managed Services revenue, which represents approximately 4% of the total INA revenue mix, declined 11% due to increased competitive pressure that has resulted in a reduction in the number of projects. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 34% during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This increase was driven by the growth in connectivity and installation services associated with increased digital placements, as well as revenue increases in document assessments.
     INA Managed and Professional Services gross profit margin percentage decreased by 240 basis points as a result of decreased margins in On-Site Managed Services of 140 basis points, mainly due to increased competitive pricing pressure. Off-Site Managed Services margins declined by 170 basis points due to a decline in revenue over a relatively fixed cost base. INA margin declines in Managed Services were partially offset by an increase in margins for Professional Services primarily due to volume and utilization improvements in our service force.
     Rental and Fees

	2006	2005	$ Change	% Change
Revenue	$34,007	$42,578	$(8,571)	(20.1)%
Cost of revenue	8,596	13,572	(4,976)	(36.7)%

Gross profit	$25,411	$29,006	$(3,595)	(12.4)%

Gross profit %	74.7%	68.1%

     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased when compared to the same period of fiscal 2005, primarily from the sale of the U.S. Retained Portfolio, which included the sale of certain operating leases. Sharing revenue and associated costs of revenue decreased mainly due to the sale of the U.S. Retained Portfolio. As a result of the sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S.
     Other Revenue

	2006	2005	$ Change	% Change
Finance income	$6,496	$24,899	$(18,403)	(73.9)%
Other	12,256	32,542	(20,286)	(62.3)%

Total other revenue	$18,752	$57,441	$(38,689)	(67.4)%

Finance interest expense	$1,355	$6,139	$(4,784)	(77.9)%
Other	11,012	23,982	(12,970)	(54.1)%

Total cost of other revenue	$12,367	$30,121	$(17,754)	(58.9)%

Finance income gross profit	$5,141	$18,760	$(13,619)	(72.6)%
Other gross profit	1,244	8,560	(7,316)	(85.5)%

Total other gross profit	$6,385	$27,320	$(20,935)	(76.6)%

Finance income gross profit %	79.1%	75.3%
Other gross profit%	10.2%	26.3%
Total gross profit %	34.0%	47.6%
     Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other Revenue also included revenue from our operating subsidiaries in Mexico and France, which were sold during fiscal 2005 and Kafevend, which was sold in the first quarter of fiscal 2006. The combined year over year impact of the sale of our operating subsidiary in France in fiscal 2005 and Kafevend in the beginning of the first quarter of fiscal 2006 was $19,809. Finance income decreased $18,403 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006.
     Selling and Administrative Expenses

	2006	2005	$ Change	% Change
Selling and administrative expenses	$311,035	$340,465	$(29,430)	(8.6)%
Selling and administrative expenses as a % of revenue	29.7%	31.0%
     Selling and administrative expenses, which were unfavorably impacted by $681 due to foreign currency translation, decreased by $29,430, or 8.6%, during the third quarter of fiscal 2006 and decreased as a percentage of revenue from 31.0% to 29.7%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $14,028 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses due to spending actions taken during fiscal 2005 and fiscal 2006;

•	a decrease of approximately $5,453 related to the sale of businesses during fiscal 2005 and October 2005;

•	a decrease of $6,505 in consulting and other fees related primarily to lower fees incurred in our effort to comply with Sarbanes Oxley as well as lower fees from GE related to the sale of the U.S. Retained Portfolio; and

•	a decrease in pension costs of $4,373 compared to fiscal 2005 as a result of the freezing of our U.S. and certain non-U.S. Pension Plans. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas.
     In fiscal 2006, we have continued to take aggressive actions to achieve our goal of reducing selling and administrative expenses through a combination of headcount and real estate reductions, discretionary expense reductions, freezing certain defined benefit plans and by eliminating unprofitable or non-strategic business lines to streamline our selling and administrative structure.
          Other Items

	2006	2005	$ Change
Gain on divestiture of businesses and assets	$6,931	$—	6,931
Restructuring and asset impairment	(129)	(379)	250
Loss from early extinguishment of debt	3,866	—	3,866
Interest income	4,124	1,855	2,269
Interest expense	12,245	13,115	(870)
Taxes on income	15,207	12,720	2,487
Income from continuing operations	26,871	25,373	1,498
Diluted earnings per common share — continuing operations	$0.20	$0.17	0.03
     The gain on the divestiture of businesses and assets is primarily related to the gain on the sale of the U.S. Retained Portfolio to GE, which was completed during the three months ended June 30, 2006.
     On May 25, 2006, we completed the cash tender offer to purchase any and all of our 2008 Notes. The Company accepted tenders for $81,204 of aggregate principal amount (representing approximately 86%) of the 2008 Notes. As a result of the tender of the 2008 Notes during the three months ended June 30, 2006, we recognized a loss, including the write-off of unamortized costs, of $3,866, which is included in loss from early extinguishment of debt in the consolidated statements of income.
     Interest income increased significantly year over year as a result of a higher average invested cash balance in fiscal 2006, primarily from the proceeds from the sale of the U.S. Retained Portfolio and also from the increase in the average yield on our investments.
     Interest expense decreased from fiscal 2005 as a result of the reduction in corporate debt from an average outstanding balance of approximately $698,000 for the three months ended June 30, 2005, to approximately $644,000 for the three months ended June 30, 2006.
     Our effective income tax rate was 36.1% and 33.4% for the third quarter of fiscal 2006 and 2005, respectively. The increase in the effective income tax rate is due primarily to a cumulative adjustment made in the fiscal 2005 third quarter to the projected fiscal 2005 full year effective income tax rate, exclusive of discreet items, necessitated by changes in the mix of fiscal 2005’s projected pre-tax income between domestic and foreign operations. The three-month fiscal 2006 tax rate also included 1) a charge from our foreign earnings repatriation as discussed in Note 17 to the consolidated financial statements, 2) a charge resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes, offset, 3) by a benefit recognized from the release of a valuation allowance associated with capital loss carryforwards that we utilized to offset the gain from the sale of the U.S. Retained Portfolio and 4) a benefit from the release of a tax reserve for which the underlying tax exposure has been resolved. The effective income tax rate for the remainder of fiscal 2006 is expected to be 36.0%, resulting in a full year effective tax rate of 34.9%.
     Diluted earnings per common share from continuing operations were $0.20 for the three months ended June 30, 2006, compared to $0.17 for the three months ended June 30, 2005. This increase was attributable mainly to the impact of lower selling and administrative expenses, lower outstanding shares, and the impact of the restructuring actions taken during the second quarter of fiscal 2005 which resulted in certain one time charges, partially offset by lower gross profit dollars.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005
     Summary of Consolidated Results
     For the nine months ended June 30, 2006 we had total revenues of $3,170,269, representing a $105,754, or 3.2%, decline from the comparative period of fiscal 2005. This decline includes an unfavorable currency impact of $10,020, or 0.3%, a decrease in Customer Service and Supplies revenue of $24,311, a decrease in finance income from the run-off and sale of the U.S. Retained Portfolio, the impact of the sale of our operating subsidiaries in France and Mexico in fiscal 2005, the sale of Kafevend at the beginning of the first quarter of fiscal 2006 and the continued de-emphasis of our technology services and hardware businesses. These decreases were partially offset by an increase in Equipment revenue of $39,153, or 3.0%, and an increase in Managed and Professional Services revenue of $14,594, or 2.7%, compared to fiscal 2005.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Nine Months Ended June 30, 2006
Revenues:
Equipment	$1,175,219	$155,793	$—	$1,331,012
Customer service and supplies	984,529	109,664	—	1,094,193
Managed and professional services	509,122	40,006	—	549,128
Rental and fees	112,757	4,925	—	117,682
Other	26,077	52,177	—	78,254

Total revenues	2,807,704	362,565	—	3,170,269
Gross profit:
Equipment	277,582	55,717	—	333,299
Customer service and supplies	460,185	31,679	—	491,864
Managed and professional services	135,785	5,099	—	140,884
Rental and fees	79,393	3,920	—	83,313
Other	17,478	18,722	—	36,200

Total gross profit	970,423	115,137	—	1,085,560
Gain on divestiture of businesses and assets	6,624	5,336	—	11,960
Restructuring and asset impairment	(264)	—	—	(264)
Operating income	276,785	27,011	(145,861)	157,935
Loss from early extinguishment of debt	—	—	5,516	5,516
Interest income	—	—	9,060	9,060
Interest expense	—	—	39,358	39,358

Income from continuing operations before taxes on income	$276,785	$27,011	$(181,675)	$122,121

Nine Months Ended June 30, 2005
Revenues:
Equipment	$1,137,055	$154,804	$—	$1,291,859
Customer service and supplies	1,008,873	109,631	—	1,118,504
Managed and professional services	490,536	43,998	—	534,534
Rental and fees	125,451	4,030	—	129,481
Other	84,512	117,133	—	201,645

Total revenues	2,846,427	429,596	—	3,276,023
Gross profit:
Equipment	295,199	48,724	—	343,923
Customer service and supplies	468,296	32,540	—	500,836
Managed and professional services	135,121	5,247	—	140,368
Rental and fees	88,573	3,502	—	92,075
Other	49,088	38,836	—	87,924

Total gross profit	1,036,277	128,849	—	1,165,126
Gain on divestiture of businesses and assets	1,901	—	—	1,901

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total
Restructuring and asset impairment	10,068	—	1,262	11,330
Operating income	268,390	22,834	(172,441)	118,783
Loss from early extinguishment of debt	—	—	1,734	1,734
Interest income	—	—	5,143	5,143
Interest expense	—	—	39,714	39,714

Income from continuing operations before taxes on income	$268,390	$22,834	$(208,746)	$82,478

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions, such as finance and customer support.
     Equipment

	2006	2005	$ Change	% Change
Revenue	$1,331,012	$1,291,859	$39,153	3.0%
Cost of revenue	997,713	947,936	49,777	5.3%

Gross profit	$333,299	$343,923	$(10,624)	(3.1)%

Gross profit %	25.0%	26.6%
     The increase in INA Equipment revenue of 3% was attributed primarily to growth in color and the high end of the production segment partially offset by a decline in the office segment. The strong performance in color was driven by the continued success of our high-speed production equipment such as the IKON CPP500, as well as strong growth from our color-capable lineup. Color revenue was up 13% primarily driven by a 31% growth in placements during the nine months ended June 30, 2006 compared to the same period of fiscal 2005. Partially offsetting this growth was a decline in average selling prices in color driven by competition and to a greater extent the combination of our customer incentives, aimed at placement share growth, and the introduction of new models with more functionality at lower price points. The growth in the production segment is attributed to the strong demand for units such as the IKON PrintCenterPRO 1050 and our Canon segment 6 black and white products. Compared to the same period of fiscal 2005, segment 6 placements have increased approximately 50% during the nine months ended June 30, 2006. The decline in the office segment was primarily attributed to the anticipated decline in revenue in office black and white driven by customers replacing black and white devices with new color-capable devices, and partially from competition.
     IE Equipment revenue experienced strong growth in the production and color segments particularly in Germany. IE’s Equipment revenue, which includes an unfavorable currency impact of $8,482, increased 1%. In local currency, IE Equipment revenue experienced strong growth as we continued to benefit from the success of our Pan European and Global accounts initiative across Europe, which showed significant growth year over year.
     The decrease in Equipment gross profit margin from the prior year was driven by a combination of factors including the increased mix of color-capable products with lower historical color margins, price pressure at the high end of segment 6, an increase in freight costs and the continued impact of market forces on average selling prices. In addition, a mix shift away from used equipment in early fiscal 2006, as compared to the prior year, negatively impacted overall average gross profit margin.
     Customer Service and Supplies

	2006	2005	$ Change	% Change
Revenue	$1,094,193	$1,118,504	$(24,311)	(2.2)%
Cost of revenue	602,329	617,668	(15,339)	(2.5)%

Gross profit	$491,864	$500,836	$(8,972)	(1.8)%

Gross profit %	45.0%	44.8%

     INA Customer Service and Supplies revenue decreased 2.4% compared to fiscal 2005 as a result of a decline in pricing of digital copies and a result of analog copies, which have higher average revenue per copy than black and white digital copies, declining as we have been transitioning our customers out of analog into digital. Offsetting these trends is the shift to color copies, with higher revenue per copy than black and white, as well as an increase in digital copy volume. Color copy volumes increased 45% year over year contributing significantly to the overall increase in digital copy volume, which now makes up approximately 95% of total copies. IE Customer Service and Supplies revenue was flat year over year attributed primarily to the unfavorable impact of currency, offset by the increase in digital copy volume.
     The slight increase in Customer Service and Supplies’ gross profit margin was a result of a year over year decrease in the consumption of parts and supplies, a lower cost structure in North America as a result of the restructuring actions taken during fiscal 2005, and the continued focus on cost reduction and productivity improvements offset partially by the decline in revenue.
     Managed and Professional Services

	2006	2005	$ Change	% Change
Revenue	$549,128	$534,534	$14,594	2.7%
Cost of revenue	408,244	394,166	14,078	3.6%

Gross profit	$140,884	$140,368	$516	0.4%

Gross profit %	25.7%	26.3%
     INA Managed and Professional Services revenue increased $18,586, or 3.8%, during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. On-Site Managed Services revenue, which represents approximately 12% of the total INA revenue mix, increased 7.0%, due to an increase in the number of net new contracts entered into through fiscal 2005 and the first nine months of fiscal 2006. Off-Site Managed Services revenue, which represents approximately 4% of total INA revenue mix, declined 10.2% primarily as a result of the decision to close 16 unprofitable locations during fiscal 2005, and continuing competitive pressure that has resulted in a year over year reduction in the number of projects. Professional Services, which represents approximately 2% of our total INA revenue mix, increased 28.0% during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. This increase was driven by the growth in connectivity and installation services associated with growth of new digital placements, as well as revenue increases in document assessments.
     Managed and Professional Services revenue in Europe declined by 9.1% from fiscal 2005 primarily as a result of the cancellation of several unprofitable contracts in fiscal 2005 and partially from the unfavorable impact of currency.
     Overall, Managed and Professional Services gross profit margin was flat year over year. INA Managed and Professional Services gross profit margin percentage for the nine months ended June 30, 2006 decreased by 80 basis points compared to the nine months ended June 30, 2005. The primary driver of this decline was a slightly lower mix of higher margin Off-Site Managed Services during the nine months ended June 30, 2006 compared to the same period of fiscal 2005.
     Rental and Fees

	2006	2005	$ Change	% Change
Revenue	$117,682	$129,481	$(11,799)	(9.1)%
Cost of revenue	34,369	37,406	(3,037)	(8.1)%

Gross profit	$83,313	$92,075	$(8,762)	(9.5)%

Gross profit %	70.8%	71.1%

     Revenue generated from Rental and Fees decreased when compared to the nine months ended June 30, 2005, primarily from the sale of the U.S. Retained Portfolio, which included the sale of certain operating leases. Sharing revenue and associated costs of revenue decreased mainly due to the sale of the U.S. Retained Portfolio. As a result of the sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S. Year over year overall gross profit dollars decreased due to lower sharing gains.
     Other Revenue

	2006	2005	$ Change	% Change
Finance income	$42,066	$83,364	$(41,298)	(49.5)%
Other	36,188	118,281	(82,093)	(69.4)%

Total other revenue	$78,254	$201,645	$(123,391)	(61.2)%

Finance interest expense	$9,806	$21,033	$(11,227)	(53.4)%
Other	32,248	92,688	(60,440)	(65.2)%

Total cost of other revenue	$42,054	$113,721	$(71,667)	(63.0)%

Finance income gross profit	$32,260	$62,331	$(30,071)	(48.2)%
Other gross profit	3,940	25,593	(21,653)	(84.6)%

Total other gross profit	$36,200	$87,924	$(51,724)	(58.8)%

Finance income gross profit %	76.7%	74.8%
Other gross profit %	10.9%	21.6%
Total gross profit %	46.3%	43.6%
     Other revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other revenue also included revenue from our operating subsidiaries in France and Mexico, which were sold during fiscal 2005 and Kafevend, which was sold in the first quarter of fiscal 2006. These items contributed to a year over year decrease of $61,321. The remaining decrease in Other revenue is due to the continued decline of revenues from technology hardware and services businesses. Finance income decreased $41,298 due to the impact of the continued run-off and sale of the U.S. Retained Portfolio.
     Selling and Administrative Expenses

	2006	2005	$ Change	% Change
Selling and administrative expenses	$939,849	$1,036,914	$(97,065)	(9.4)%
Selling and administrative expenses as a % of revenue	29.6%	31.7%
     Selling and administrative expenses, which were favorably impacted by $3,318 due to foreign currency translation, decreased by $97,065, or 9.4%, during the nine months ended June 30, 2006 and decreased as a percentage of revenue from 31.7% to 29.6%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $39,724 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses, as well as reductions in headcount due to spending actions taken during fiscal 2005 and the first quarter of fiscal 2006;

•	a decrease of $4,949 in selling expense due to geographic consolidation and headcount reductions;

•	a decrease of approximately $20,025 related to the sale of businesses during fiscal 2005 and October 2005;

•	a decrease of $6,952 compared to fiscal 2005 related to rent and facilities expense as a result of several real estate leases that were not renewed and the termination of various real estate leases during fiscal 2005;

•	a decrease of $9,343 in consulting and other fees related primarily to lower fees incurred in our effort to comply with Sarbanes Oxley; and

•	a decrease in pension costs of $5,281 compared to fiscal 2005 as a result of the freezing of our U.S. and certain non-U.S. Pension Plans. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas.
     Other

	2006	2005	$ Change
Gain on divestiture of businesses and assets	$11,960	$1,901	$10,059
Restructuring and asset impairment	(264)	11,330	(11,594)
Loss from early extinguishment of debt	5,516	1,734	3,782
Interest income	9,060	5,143	3,917
Interest expense	39,358	39,714	(356)
Taxes on income	42,250	28,484	13,766
Income from continuing operations	79,871	53,994	25,877
Diluted earnings per common share — continuing operations	$0.60	$0.38	$0.22
     The $11,960 gain on divestiture of businesses and assets during the nine months ended June 30, 2006 relates primarily to the $6,858 gain from the sale of the U.S. Retained Portfolio in April 2006 and the $4,924 gain on the sale of Kafevend in October 2005. During fiscal 2005, we recognized a net gain of $1,901 as a result of the completion of the closing balance sheet audit related to the U.S. Transaction, the sale of substantially all of our operations in Mexico, and the sale of two small business units that provided technology equipment and service to customers.
     The $5,516 loss incurred from early extinguishment of debt during the nine months ended June 30, 2006 is the combination of the loss, including the write-off of unamortized costs, of $3,866 incurred from the tender for our 2008 Notes and from the loss, including the write-off of unamortized costs, of $1,650 related to the repurchase of the remaining balance of our Convertible Notes. During the nine months ended June 30, 2005, we repurchased $44,925 of our Convertible Notes for $45,938. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,734, which is included in loss from early extinguishment of debt in the consolidated statements of income for fiscal 2005.
     Interest income increased from fiscal 2005 due to an increase in the average interest rate during fiscal 2006 compared to the same period in the prior year. Additionally, the average invested cash balance increased significantly, approximately 40%.
     Interest expense decreased slightly from fiscal 2005. This was the result of the reduction in our corporate debt, partially offset by the interest cost on the $225,000, 7.75% 10-year notes issued September 2005 as compared to the 5% Convertible Notes which they replaced.
     Our effective income tax rate was 34.6% and 34.5% for the nine months ended June 30, 2006 and 2005, respectively. The nine-month fiscal 2006 tax rate includes a non-recurring benefit on the divestiture of our Kafevend subsidiary, which resulted in no tax liability and lowered our overall effective income tax rate in fiscal 2006 and, in addition, the following discrete items recorded in the three months ended June 30, 2006; 1) a charge from our foreign earnings repatriation as discussed in Note 17 to the consolidated financial statements, 2) a charge resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes, offset, 3) by a benefit recognized from the release of a valuation allowance associated with capital loss carryforwards that we utilized to offset the gain from the sale of the U.S. Retained Portfolio and 4) a benefit from the release of a tax reserve for which the underlying tax exposure has been resolved. The nine-month fiscal 2005 tax rate benefited from tax planning strategies in Ireland. This benefit was partially offset by a limitation on the tax benefit associated with the sale of our Mexican operating subsidiary. The effective tax rate for the remainder of fiscal 2006 is expected to be 36.0%, resulting in a full year effective tax rate of 34.9%.

     Diluted earnings per common share from continuing operations were $0.60 for the nine months ended June 30, 2006, compared to $0.38 for the nine months ended June 30, 2005. This increase was attributable mainly to the impact of a year over year selling and administrative expense decrease of 9.4%, lower outstanding shares, the gain on the divestiture of Kafevend, the gain on the sale of the U.S. Retained Portfolio and the impact of the one time charges from restructuring actions taken during the second quarter of fiscal 2005, partially offset by lower gross profit dollars.
     Restructuring
     During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization and our corporate staff, and our operating subsidiary in Mexico.
     The following presents a reconciliation of the restructuring charges to the accrual balance remaining at June 30, 2006, which is included in other accrued expenses on the consolidated balance sheet:

			Cash
	Balance	Fiscal 2006	Payments	Balance
	September 30, 2005	Adjustments*	Fiscal 2006	June 30, 2006
Severance	$1,975	$(416)	$(1,478)	$81
Contractual commitments	1,452	472	(975)	949
Contract termination	123	(67)	(56)	—

Total	$3,550	$(11)	$(2,509)	$1,030

*	The adjustments in the table above are the result of revising our estimates based on more recent information, which we did not have at the time the reserve was established. The adjustments made during the nine months ended June 30, 2006 were not material to our consolidated financial statements.
     The nine months ended June 30, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed in the Notes to our condensed consolidated financial statements). The restructuring credit for continuing operations was $264.
     The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Remainder of
	Fiscal 2006	Fiscal 2007	Fiscal 2008	Beyond	Total
Projected Payments
Severance	$81	$—	$—	$—	$81
Contractual commitments	142	386	218	203	949
Contract termination	—	—	—	—	—

Total	$223	$386	$218	$203	$1,030

*	All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $591 at June 30, 2006.
FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the nine months ended June 30, 2006 as reported in our consolidated statements of cash flows:

2006
Cash used in operating activities	$(27,606)
Cash provided by investing activities	367,582
Cash used in financing activities	(362,429)
Effect of exchange rate changes on cash and cash equivalents	2,593

Decrease in cash and cash equivalents	(19,860)
Cash and cash equivalents at beginning of the year	373,705

Cash and cash equivalents at end of period	$353,845

     Operating Cash Flows
     For the nine months ended June 30, 2006, cash used in operating activities was $27,606. A significant source of cash included a decrease of accounts receivable of $15,358 mainly due to improved collections from our customers and the timing of payments from GE. Significant uses of cash included an increase in inventory of $38,313 in order to improve service levels and to take advantage of certain pricing incentives provided by some of our vendors and a decrease in accounts payable of $31,532 due to the timing of the payment of invoices and purchases from our vendors. We also made pension contributions totaling $63,464, interest payments of $44,985 and income tax payments of $80,323 during the nine months ended June 30, 2006. Amounts due from third party financing companies, including GE, decreased to $131,824 at June 30, 2006, compared to $150,047 at September 30, 2005.
     Investing Cash Flows
     During the nine months ended June 30, 2006, we generated $367,582 of cash from investing activities, mainly attributable to proceeds of $251,642 from the sale of Kafevend, the U.S. Retained Portfolio and lease receivables sold to GE in Germany. In addition, we generated $150,220 from the sale and collection of lease receivables, net of new lease additions primarily related to our U.K. Portfolio and we generated proceeds from the sale of equipment on operating leases of $18,346. Significant uses of cash during the nine months ended June 30, 2006 included expenditures for property and equipment and property and equipment on operating leases of $26,093 and $27,610, respectively. Capital expenditures for operating leases represent purchases of equipment that are placed on rental with our customers.
     Financing Cash Flows
     During the nine months ended June 30, 2006, we used $362,429 of cash for financing activities, including $282,062 for debt repayments. These payments include $142,354 of non-corporate debt, $54,307 for the purchase of our Convertible Notes and $84,007 for the tender of our 2008 Notes. Other cash uses were for the repurchase of 7,681 shares of our outstanding common stock for $90,816 (including the related fees) and we paid $15,841 of dividends, representing $0.12 per common share to shareholders of record. Partially offsetting these outflows were the issuance of $7,312 of non-corporate debt by our European leasing subsidiaries, the receipt of proceeds from option exercises of $18,025 and the tax benefit relating to the exercise of options of $4,922.
     Credit Ratings
     During the quarter, the major rating agencies affirmed our credit rating and improved our ratings outlook to stable.
     Liquidity Outlook
     For fiscal 2006, we anticipate that we will generate cash from operations from $50,000 to $100,000, excluding accelerated income tax payments of $50,000 that resulted from the sale of the U.S. Retained Portfolio. These expected results are primarily due to the generation of cash from net income as well as working capital improvements. We expect to make tax payments of $160,000 during fiscal 2006, including $128,000 in payments related to the sale of the U.S. Retained Portfolio. Based on current interest rates, the under-funded balance of our U.S. pension plans is now estimated to be between $50,000 and $60,000 compared to $313,000 as of September 30, 2005.

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
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 4 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. We have cash flow exposure due to interest rate changes for long-term debt obligations that have variable interest rates. We may use interest rate swaps from time to time to minimize this risk; however, as of June 30, 2006 we do not have any interest rate swaps. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures, working capital needs and acquisitions. Non-corporate debt is used primarily to fund the lease receivables portfolio. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2006 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
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
     Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of June 30, 2006.
     The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies resulted in the restatement of the Company’s interim consolidated financial statements for the quarter ended December 31, 2004 and the annual consolidated financial statements for the years ended September 30, 2004, 2003 and 2002 to correct revenue, accounts receivable, deferred revenue and the related income tax provision. Additionally, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of June 30, 2006.
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
     During fiscal 2005, we undertook numerous initiatives to remediate the material weakness. In addition, we undertook the following material initiatives during the first two quarters of fiscal 2006:
•	established and fully staffed a service billing organization structure;

•	conducted tests of contract set-up procedures at each of our North American billing centers;

•	used actual service billing data from our service provider in lieu of estimated amounts;

•	initialized and subsequently expanded a program designed to assess the accuracy of estimated meter reads; and

•	broadened the scope of our standardized issue resolution process to include additional professionals who are empowered to identify and resolve billing errors.
     As a result of these initiatives, during the third quarter of fiscal 2006, we noted the following:
•	improvement in the timeliness in which we issued invoice adjustments;

•	continued reduction in contract set-up errors as quality improves at each of our North American billing centers; and

•	steady progress in our remediation efforts relating to certain previously identified deficiencies in the segregation of incompatible duties within the billing function.
     During the third quarter of fiscal 2006, we launched a redesigned contract set-up module in the Oracle E-Business Suite in order to simplify the contract set-up process and reduce billing errors. In addition, we continued to refocus on our conversion to one platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite. We expect these actions will further remediate the material weakness in billing described above.
     As of June 30, 2006, our remediation efforts related to the material weakness described above were not complete and we have not yet determined what further initiatives may be undertaken or when in the future we believe our efforts to remediate the material weakness will be completed; however, we will continue to focus on these initiatives and develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner. The costs of our remediation efforts are not material to the Company, and are not expected to be material.

Changes in Internal Control Over Financial Reporting
     We previously reported that we had taken steps to remediate certain control deficiencies related to inadequate segregation of incompatible duties and ineffective controls over access to programs and data. Specifically, certain of the Company’s personnel had unrestricted access to various financial application programs and data. During fiscal 2005, we began to review and evaluate employee access capabilities and their respective corresponding job responsibilities in an effort to identify and eliminate incompatible duties. In the third quarter of fiscal 2006, significant progress was made with respect to these initiatives, which were designed to compensate for the deficiencies that resulted from duties that were not segregated. Although these deficiencies did not rise to the level of a material weakness, we continued to identify and eliminate incompatible duties. In addition, we continued to refocus on our conversion to one platform comprised of a common enterprise resource planning system. We believe the controls described above adequately compensate for these deficiencies as of June 30, 2006, except as relate to the material weakness described above.
     There have been no changes in internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended June 30, 2006:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased (1)	per Share	Repurchase Plan	the Repurchase Plan (2)
April 1, 2006 – April 30, 2006	564	$13.76	564	$159,232
May 1, 2006 – May 31, 2006	664	13.04	664	150,570
June 1, 2006 – June 30, 2006	424	12.72	424	145,180

	1,652	$13.20	1,652	$145,180

(1)	As of June 30, 2006, we repurchased a total of 22,858 shares of our common stock pursuant to the Repurchase Plan adopted by our Board of Directors in March 2004 and publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(2)	Our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock under the Repurchase Plan. On February 22, 2006, the Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. The Repurchase Plan will remain in effect until the $400,000 repurchase limit is reached; however, our Board of Directors may discontinue the Repurchase Plan at any time. As of June 30, 2006, we had utilized $254,820 under the Repurchase Plan (see Note 10 to our condensed consolidated financial statements, for information concerning our share repurchase activity and how it relates to our Credit Facility).
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
Date: August 1, 2006

By:	/s/ ROBERT F. WOODS (Robert F. Woods)
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)