Form 10-K
period 2006-09-30
IKON OFFICE SOLUTIONS INC
filed 2006-12-01
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2006 was approximately $1,868,781,751 based upon the closing sales price on the New York Stock Exchange Composite Tape of $14.25 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

The number of shares of common stock, no par value, of the registrant outstanding as of November 29, 2006 was 127,137,531.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, improved operational efficiency and balanced capital strategy; earnings, revenue, cash flow, margins and results from continuing operations; our ability to repay debt; our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting; the development and expansion of our strategic alliances and partnerships; the conversion to a common enterprise resource planning system (“One Platform”), based on the Oracle E-Business Suite, in our North American and European markets (the “One Platform Conversion”); anticipated growth rates in the digital monochrome and color equipment and IKON Enterprise Services businesses; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to risks and uncertainties relating to:

•	conducting operations in a competitive environment and a changing industry;

•	existing or future supplier relationships;

•	our relationship with General Electric Capital Corporation (“GE”);

•	our One Platform Conversion and our infrastructure and productivity initiatives;

•	our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting;

•	our ability to improve operational efficiency;

•	new technologies;

•	our ability to finance current operations and growth initiatives; and

•	economic, legal and political issues associated with our international operations.

PART I

Item 1.	Business

We deliver integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, eCopy, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — IKON Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with GE, and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. Financing is offered to our customers in Germany through a five-year lease program (the “German Program Agreement”) with GE in Germany, in the United Kingdom (“U.K.”) through our captive finance subsidiaries and for other European countries through third party leasing companies. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

We primarily distribute equipment made by Canon, Ricoh, Konica Minolta, EFI and HP. We do not enter into long-term supply contracts with our suppliers and we have no current plans to do so in the future. Our customers primarily include large and small businesses, professional firms and state, local and federal governmental agencies.

In fiscal 2006, we generated $4.2 billion in revenues and our income from continuing operations was $106.2 million, or $0.80 per diluted common share (see Item 7, “— Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Strategy Overview

IKON’s objective is to become the strongest independent distribution channel in the document management industry. We intend to continue to execute on the following key strategic priorities in order to leverage our strengths and position ourselves for long-term growth and success:

Core Growth.  Our growth initiatives are centered on expansion in our mid-market and National Account customer segments, IKON Enterprise Services and our European geographic presence. Within our core markets, we are targeting the mid-market to leverage the scope and reach of our sales and service capabilities across North America and Western Europe. This target market accounts for a meaningful portion of our revenue and remains an essential part of our business.

Our National Accounts program, which includes Fortune 500 and other large global and private companies, is a key growth area for us and we have a dedicated team focused on these accounts. Our customers in this market represent a wide range of industries, including healthcare, financial services, retail and manufacturing.

Within IKON Enterprise Services, we seek to ensure that our products and services portfolio is customer-focused, services-centric and flexible. Our services offerings include Customer Services, Professional Services and On-site and Off-site Managed Services. We will continue to lead with document strategy assessments, and leverage the strength of our combined services offerings to cross-sell in existing accounts and add new customers. With our portfolio of document management solutions, IKON Enterprise Services delivers document management solutions that address specific document challenges across all stages of the document lifecycle — from input to management, output and archive.

Operational Leverage.  We are focused on reducing our cost structure and gaining efficiencies across our operations to improve profitability and increase our competitiveness. Our initiatives include our One Platform

Conversion, improving our processes and operations, simplifying our business by eliminating unprofitable and non-strategic businesses and reducing expenses across the Company.

Another element of operational leverage is organizational development. We will continue to invest in development opportunities across the Company and strive to achieve best practices in organizational vitality, diversity, sales force engagement and new leader assimilation.

Balanced Capital Strategy.  Over the last several years, we have focused on our implementation of a balanced capital strategy focused on maximizing cash flow, reducing corporate debt and outstanding shares of our common stock, and returning shareholder value. We have reduced corporate debt (which does not include debt attributable to our finance business) from $804,880 at September 30, 2004 to $595,065 at September 30, 2006. Since fiscal 2004, we have repurchased 25,855 shares of our common stock for $295,047 (plus related fees). The sales of our North American lease portfolios in March 2004 and April 2006, as well as our German lease portfolio in June 2006, generated a significant amount of cash and enabled us to reduce the financing risk inherent in a captive leasing business. We are focused on cash generation through reductions in our working capital, in particular the reduction of our accounts receivable balance, through improvement in collections and our billing processes and increasing the efficiency of our processing of sales transactions with GE. We believe these working capital improvements, combined with growth in our targeted revenue streams and reductions in administrative costs, will be catalysts for future cash flow generation.

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

Business Division Integration.  Beginning in fiscal 1999, we created our reporting units, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our Business Services, Managed Services and captive finance subsidiaries. Our Business Service offerings include traditional copiers, printers, multifunctional product (“MFP”) technologies and other office equipment and services. Managed Services includes the management of our customers’ mailrooms, copy centers and general administrative facilities, as well as off-site managed services through Legal Document Services (see “— Product and Services Offerings”). During the past several years, we have focused on developing and growing INA and IE by enhancing our growth platforms and de-emphasizing the sale of lower-margin technology services, hardware and software in North America and Europe. Through our captive finance subsidiaries, we arranged lease financing primarily for equipment marketed by us. In fiscal 2004, we entered into the U.S. Program Agreement and the Canadian Rider to enable GE to provide lease financing for equipment marketed by us in the U.S. and Canada, including copiers, fax machines and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh. In addition, in fiscal 2005, we announced the consolidation of our three U.S. regions into two regions in order to continue to centralize and streamline our operational structure. In fiscal 2006, we entered into the German Program Agreement designating GE as our preferred lease financing source in Germany.

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

Product Transition.  Virtually all of the new office equipment we distribute represents digital technology (as compared to analog), which has the ability to communicate across a network, enabling work to be performed collaboratively and eliminating the distinction between traditional copiers, fax equipment and printers. We have continued to focus on the distribution of color products and digital multifunction office equipment that enable our customers to print, copy, scan and fax from one device. We believe that the office equipment market will continue to change with the increasing acceptance of black and white multifunction and color technology and that the manufacturers of the products we distribute will continue to focus on developing and manufacturing these products. The evolution of digital technology has allowed our suppliers to develop high-end segment 5 and 6 equipment (equipment with output speeds in excess of 69 pages per minute) and color products. We have pursued opportunities to market these high-end products. During fiscal 2006, sales of high-end equipment and color products represented approximately 46% of our equipment revenues in the U.S.

Equipment Financing.  During fiscal 2004, we sold certain of our assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. Prior to our arrangement with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases funded by GE. Our right to receive a portion of these fees, namely the fees for providing preferred services for lease generation in the U.S., which have to date amounted to approximately $50,000 annually, will end as of March 31, 2009, which is the end of the initial five-year term of our U.S. Program Agreement. During fiscal 2006, we sold German lease receivables and entered into the German Program Agreement with GE in Germany. Either party may terminate the German Program Agreement on March 31, 2009 if the U.S. Program Agreement is not renewed beyond such date.

Segments

Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

Revenue and profit information about our reportable segments in accordance with SFAS 131 is presented in Note 17 to the consolidated financial statements appearing under Item 8 of this report. Additional financial data and commentary on financial results for our segments is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing under Item 7 of this report.

INA and IE provide copiers, printers, MFP technologies, color solutions and a variety of document management service capabilities through IKON Enterprise Services.

Sales and Services Organizations

Our sales and services organizations are aligned geographically, with support functions centralized at the headquarters or operations level. Our sales coverage model is intended to align our sales professionals with customer opportunities for our product and services offerings. Our primary sales model uses a tiered approach for deploying sales teams and assigns coverage for each geographic territory and for specific major and National Accounts. Our sales professionals are supported by specialists in color, high volume, outsourcing and technology applications. This coverage model complements our sales compensation plans, which provides incentives to help ensure that efforts in the field are aligned with our strategic goals.

We have a services force of over 15,000 employees, including over 6,000 customer service technicians and support resources. Our service force is continually trained on our new products through our suppliers and our learning organization, IKON University. We are able to provide a consistent level of service in the countries in which we do business because members of our service force cover both metropolitan and rural areas and we generally do not rely on independent local dealers for service. Our services force also includes our On-site and Off-site Managed Services personnel, who provide customers with copy and mail room management services, as well as document production services. We also have a team of Professional Services analysts who provide guidance on optimizing document workflow and systems analysis and integration.

Product and Services Offerings

We integrate products and services to manage document workflow and increase productivity and efficiency for our customers.

Our current products and services portfolio includes:

Digital Copying and Printing.  Sales, integration, and support of digital copiers, MFPs, printers and print controllers for network and production copying and printing, including products from suppliers such as Canon, Ricoh, Konica Minolta, EFI and HP.

Enterprise Services.  Sales, integration and support of our customizable products and services portfolio for every phase of the document lifecycle (i.e., document capture, workflow, output and retention phases) to enhance the ability of customers to achieve greater cost savings, increased efficiency and integrated document management capabilities by leveraging the services offered through Professional Services, Managed Services and Customer Services.

Professional Services.  Document strategy assessments to examine critical documents and workflow, and suggest improved methods of managing document capture, workflow and output to increase efficiency and productivity. Professional Services also includes the installation, configuration and connectivity of digital network devices and document management software and solutions, as well as end user training, application customization and help desk services.

Managed Services.  Includes On-site Managed Services, as well as Off-site Managed Services through Legal Document Services.

•	On-site Managed Services. On-site fleet management of equipment and turnkey copy center and mailroom management solutions that blend equipment, staff, service and supplies to maximize resources, minimize costs and improve customer operations.

•	Off-site Managed Services. Specialized document management solutions for the legal industry through Legal Document Services, addressing the requirements of law firms and corporate counsel, including litigation reprographics, document imaging, coding and conversion services, legal graphics and electronic data discovery.

Customer Services.  Preventative maintenance and technical service support for office equipment and solutions.

Lease Financing.  Equipment lease financing to our North American and German customers through program agreements with GE or transactions with other syndicators. Equipment lease financing is offered to our customers in the U.K. through our captive finance subsidiaries and through third party leasing companies for customers in other European countries.

We are in the midst of a rapidly changing and competitive industry. We recognize the shifts taking place in our industry and we have been positioning ourselves to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading suppliers to expand and enhance our products and services portfolio.

During fiscal 2006, we continued to strengthen our product mix by moving toward higher-end black and white and color solutions. We offer a range of high volume black and white systems from Canon and Ricoh in speeds up to 150 pages per minute with the Canon imageRUNNER 150. In October 2005, we expanded our relationship with Konica Minolta and launched the IKON PrintCenterProtm 1050, a 105 page-per-minute monochrome device, offering customers a strong solution in the mid-production area, and followed that with the launch of the IKON

PrintCenterProtm 1050P, a printer-only version of the 105-page-per-minute device, in January 2006. Our color portfolio includes dedicated color systems from Canon, along with a range of color capable black and white devices from Canon and Ricoh. IKON also has a line of private-label color systems developed with Konica Minolta, including the 50 page per minute IKON CPPtm 500 and IKON Business Protm 500c. In October 2006, we launched the IKON CPPtm 650, a 65 page per minute production color system developed with Konica Minolta and EFI.

Our integrated solutions portfolio includes software solutions and enablers from leading technology providers that span the document lifecycle, from input to management, output and storage. In fiscal 2006, we launched the IKON Premier Partner program for our solutions partners, including Kofax for document capture applications; eCopy for document capture and distribution; Captaris for enterprise fax management and distribution solutions; Notable Solutions (including IKON DocAcceltm) for distributed capture and document workflow systems; EFI and Rochester Software Associates for web submission and workflow tools; Equitrac for document accounting solutions; EMC Corporation (EMC Documentum ApplicationXtender), IBM, Westbrook Technologies and Laserfiche for information storage and archival; Kodak for CREO Color Servers technologies such as the IKON PowerProtm 500; and Objectif Lune for output and distribution software. The portfolio also features IKON-exclusive solutions such as IKON PowerPresstm, a front-end system designed to streamline document workflows; IKON PowerPorttm a front-end system that translates disparate data streams, enabling open-architected printing and protecting customer technology investments; and IKON DocSendtm, a document capture and delivery system that converts hard copies to digital files for easy delivery or storage.

In fiscal 2006, we added Print Control Software, Inc. to the IKON Premier Partner Program for its ROI Print Manager print management software, as well as Adobe for its Adobe LiveCycle enterprise software that integrates process management with intelligent documents.

Efficiency Initiatives

We continued to invest in process improvements in fiscal 2006, and we completed the design and planning for our next migration to One Platform. Approximately one-third of our U.S. revenues are currently on the new information technology platform, and we plan to migrate another one-third of our U.S. revenues to the platform in fiscal 2007 as part of our One Platform Conversion.

Customers

Our customer base is broad and diverse, numbering approximately 500,000 organizations, including global and national companies, representing over 100 of the Fortune 500 companies, major regional companies, mid-size businesses, professional services firms and state, local and federal government agencies. Except as discussed below, no single customer accounted for more than 10% of our revenues during fiscal 2006. We do, however, have certain key customers. The loss of, or major reduction in business from, one or more of our key customers could have a material adverse effect on our liquidity, financial position or results of operations.

While we sell equipment to GE in the U.S., Canada and Germany, as the case may be, in connection with the leasing transactions contemplated by the U.S. Program Agreement, Canadian Rider and the German Program Agreement, respectively, GE is not the intended end user of the equipment. In these transactions, GE is the equipment lessor to the end user. Accordingly, we do not consider GE to be a “customer,” despite the fact that we recognize revenue from these equipment sales to GE. During fiscal 2006, approximately 80% of our equipment revenues were attributable to equipment sales to GE in connection with our lease program relationships.

Suppliers and Inventory

Our business is dependent upon our relationships with our primary suppliers and our ability to continue to purchase products from these suppliers on competitive terms. The products we distribute are purchased from numerous domestic and international suppliers, primarily Canon, Ricoh, Konica Minolta, EFI and HP. We also rely on our equipment suppliers for parts and supplies (see “— General Business Developments” and “— Product and Services Offerings”).

We conduct our business in reliance upon our continuing ability to purchase equipment, supplies and parts from our current suppliers pursuant to authorized retail dealer and wholesale agreements. However, we do not enter into long-term supply contracts with these suppliers and we have no current plans to do so in the future.

Our operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2006, inventories accounted for approximately 16% of our current assets, which we believe is consistent with general industry standards.

Proprietary Matters

We have a number of trademarks, trade names, service marks and other marks containing the word “IKON,” which we use in conducting our business. Other than the “IKON Office Solutions” and “IKON: Document Efficiency At Work” marks and other marks containing the word “IKON” and their related marks, we do not believe that any single name, trademark, trade name or service mark is material to our businesses taken as a whole. Further, we have a policy of protecting our proprietary rights, including mandating the execution of confidentiality agreements whenever there is a potential transaction through which we may disclose confidential or proprietary information and/or license or permit the use of any of our marks. However, any of our proprietary rights could be challenged, invalidated or circumvented. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Environmental Regulation

We are presently engaged in distribution and services businesses that do not generate significant hazardous wastes. Federal, state and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position or results of operations.

We are, however, involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that our obligations to remediate these sites would have a material adverse effect on our liquidity, financial position or results of operations. For additional information, see Note 8 to the consolidated financial statements included in Item 8 of this report.

Employees

At September 30, 2006, we had approximately 25,000 employees. We believe that our relations with our employees are good. Some of our employees in Western Europe and Mexico are members of labor unions.

Competition

The competitive marketplace is highly fragmented, characterized by many small local and regional competitors and a few large national competitors. A number of companies worldwide with significant financial resources and customer relationships compete with us to provide similar products and services. INA and IE provide substantially similar products and services and compete directly against companies such as Xerox, Pitney Bowes, Global Imaging Systems, Océ Imagistics and Danka. INA and IE also compete against certain of their significant suppliers, such as Canon, Ricoh, Konica Minolta and HP. In addition, INA and IE compete against smaller local independent office equipment distributors.

We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. In order to remain competitive, we must improve our products and services portfolio by obtaining new products and services, as well as competitive pricing and promotional programs, from our suppliers. We must periodically enhance our existing products and services and continually strive to improve our technology, performance, quality, reliability, distribution, customer service and support. Our future performance is largely dependent upon our ability to compete successfully in our currently-served markets and to expand into additional markets and product and services offerings. We believe that our continued focus on the needs of our customers, our ability to consistently deliver superior service and support and our strong customer relationships will distinguish us from our competitors.

Foreign Operations

We have operations in Western Europe, Canada and Mexico. Approximately 17% of our revenues from continuing operations are derived from our international operations, and approximately 78% of those revenues are derived from the United Kingdom and Canada. Our future revenues, costs of operations and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Canadian Dollar, British Pound or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies. Information concerning our revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2006 is set forth in Note 17 to the consolidated financial statements included in Item 8 of this report. Revenues from exports during the last three fiscal years were not significant.

Availability of SEC Reports

Our website is located at www.ikon.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, available, without charge, under the “Investor Relations” section of our website as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (the “SEC”).

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

Item 1A.	Risk Factors

The intense competition in our industry could result in reduced profitability and loss of market share.

We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, Global Imaging Systems, Océ Imagistics and Danka. Our competitors may be positioned to offer and perform under more favorable product and service terms, resulting in reduced profitability and loss of market share for us. Some of our suppliers are also our competitors, such as Canon, Ricoh, Konica Minolta and HP, and supply us with the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve, expand into additional product and services offerings and successfully perform complex Enterprise Services transactions, including hardware and software technology integrations, connectivity service engagements, assessment projects and software solutions. Our failure to do so could lead to a loss of market share, resulting in a material adverse effect on our results of operations.

A deterioration in our relationships with our suppliers or in the financial condition of our suppliers could have a material adverse effect on our liquidity, financial position and results of operations.

Our access to equipment, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers, including Canon, Ricoh, Konica Minolta, EFI and HP, on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to use us to distribute their equipment and are free to change the prices and other terms at which they sell to us. Any deterioration or change in our relationships with, or in the financial condition of, our significant suppliers, including some of our competitors, could have an adverse impact on our ability to generate equipment sales and to provide maintenance services. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software suppliers, including Captaris, eCopy and Kofax. As our relationships with software suppliers become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software suppliers, or pose a risk of loss in market share due to diminished software offerings. Any change in one or more of these suppliers’ willingness or ability to continue to supply us with their products could have a material adverse effect on our liquidity, financial position and results of operations.

Our liquidity, financial position and results of operations are dependent on our relationship with GE.

During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to and entered into a five year program agreement with GE, pursuant to which we designated GE as our preferred lease financing source in the U.S. and Canada. We sold additional assets to GE, namely retained U.S. lease receivables, as of April 1, 2006. We also sold German lease receivables to GE as of June 8, 2006, and entered into the German Program Agreement, pursuant to which we designated GE as our preferred lease financing source in Germany. Prior to our arrangements with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to leases purchased or funded by GE under our leasing programs. Our right to receive a portion of these fees, namely the fees for providing preferred services for lease generation in the U.S., which have to date amounted to approximately $50,000 annually, will end as of March 31, 2009, which is the end of the initial five-year term of the U.S. Program Agreement. If we are unable to negotiate a similar preferred fee structure with GE upon the renewal of the term of the U.S. Program Agreement, or if we elect to not renew our U.S. Program Agreement and are unable to arrange an alternative financing arrangement on similar terms, we may be unable to replace those fees at such time. Our ability to generate on-going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position and results of operations. Further, effective management of our program with GE requires that both parties integrate and reconcile complex systems and processes including lease-end management, sharing of residual gains, and other financial arrangements. The inability of either party to successfully do so may have a material adverse effect on our liquidity, financial position and results of operations.

We may renew our U.S. and Canada lease program agreements with GE at the end of the initial five-year term for a subsequent three- or five-year period, but there are no assurances that the agreements will be extended after the expiration of such subsequent period. If we elect not to renew our program agreements, we may incur certain exit or transition costs that may have an adverse effect on our liquidity, financial position and results of operations. In addition, GE could terminate the agreements before their expiration for material breach or upon a material adverse change of our company (including an event of default under certain indebtedness of IKON). If GE were to no longer provide financing to our customers, we would likely try to arrange alternative financing arrangements on similar terms, or provide financing ourselves. If we were unable to either arrange financing on similar terms or provide financing ourselves, some of our customers might be unable or unwilling to purchase equipment from us, which could have an adverse effect on revenues. In addition, the early termination or non-extension of our agreements with GE could have a material adverse effect on our liquidity, financial position and results of operations.

We continue to implement substantial changes to our information systems. These actions could disrupt our business.

Our One Platform Conversion to a common enterprise-wide information technology platform and related actions have required us to make substantial modifications to our information technology systems and business processes, including our billing systems, and contributed to certain control deficiencies identified in connection with the Billing Matter described below. Our failure to successfully and timely execute, or any disruption to, our One Platform Conversion could have a material adverse effect on our liquidity, financial position and results of operations.

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

Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the reliability of our financial reports and to mitigate the risk of fraud. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which may harm our business, brand and operating results. During fiscal 2005, we identified deficiencies in the processes and timeliness by which we issue certain invoices and, as a result, implemented processes designed to fairly present our financial results. Errors resulting from these deficiencies (collectively, the “Billing Matter”) required us to restate certain of our previously issued financial statements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. During fiscal 2005 and 2006, management determined that the Billing Matter constituted a material weakness in our internal control over financial reporting. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. However, if we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations. For example, in light of the Billing Matter, we implemented processes and performed additional procedures designed to ensure that the financial statements are prepared in accordance with generally accepted accounting principles (see Item 9A, “— Controls and Procedures”). Billed revenue, accounts receivable and deferred revenue are adjusted based on estimates derived by a statistically valid analysis of historical data in order to mitigate the financial impact of the Billing Matter. Changes to these estimates could have a material adverse effect on our financial position and results of operations.

Our failure to improve our operational efficiency could have a material adverse effect on our liquidity, financial position and results of operations.

Our ability to improve our profit margins is largely dependent on the success of our initiatives to streamline our infrastructure and improve our operational efficiency. Our initiatives include the One Platform Conversion and billing process improvements to ensure the timeliness and accuracy of our customer invoices. Our failure to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.

New technologies may affect our operations, and failures in the transition to new technologies could have a material adverse effect on our business.

The document management solutions industry is a rapidly changing environment. If our suppliers fail to anticipate which products or technologies will gain market acceptance, or if we cannot sell such products at competitive prices, this could have a material adverse effect on our business. Significant technological changes in our industry may have ramifications that may not be foreseen. We cannot be certain that manufacturers of popular products, some of which are also our competitors, will permit us to market their newly developed products, or that such products will meet our customers’ needs and demands. Additionally, because some of our principal competitors design and manufacture their own products, rather than relying on third parties, those competitors may have a competitive advantage over us. In addition, new products containing new technology may replace or compete with existing products placed by us or may be sold through other channels of distribution.

Our failure to comply with any material provisions of our various borrowing agreements could have a material adverse effect on our liquidity, financial position and results of operations.

We entered into an amended and restated $200,000 secured credit facility (the “Credit Facility”) with a group of lenders effective June 28, 2006. The Credit Facility, which matures on June 28, 2011, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings was $170,080 at September 30, 2006. The amount available under the Credit Facility for additional letters of credit was $70,080 at September 30, 2006. The Credit Facility is secured by our domestic accounts receivable and domestic inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. Under the terms of the Credit Facility, we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter.

The Credit Facility contains affirmative and negative covenants, including limitations on certain fundamental core business changes, investments and acquisitions, mergers, certain transactions with affiliates, creations of liens, asset transfers, payments of dividends, intercompany loans and certain restricted payments, including share repurchases. The Credit Facility contains certain financial covenants relating to: (i) our corporate leverage ratio; (ii) our consolidated interest coverage ratio; (iii) limitations on our capital expenditures; and (iv) limitations on additional indebtedness and liens. The indenture governing our outstanding 7.75% Senior Notes due 2015 (the “2015 Notes”) contains similar covenants. Failure to comply with any material provision of the Credit Facility or the 2015 Notes could have a material adverse effect on our liquidity, financial position and results of operations.

Added risks are associated with our international operations.

We have international operations in Canada, Mexico and Western Europe. Approximately 17% of our revenues for fiscal 2006 were derived from our international operations, and approximately 78% of those revenues were derived from Canada and the United Kingdom. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

Item 1B.	Unresolved Staff Comments

(No response to this item is required.)

Item 2.	Properties

At September 30, 2006, we owned or leased over 400 facilities in North America and Western Europe, of which approximately 1% are owned and 99% are leased under lease agreements with various expiration dates. These properties occupy a total of approximately 5 million square feet.

Item 3.	Legal Proceedings

We believe there are no legal proceedings that would require disclosure as required by Item 103 of Regulation S-K. For information regarding matters in which we are involved, see Note 8 to our Consolidated Financial Statements included in Item 8 of this report.

Item 4.	Submission of Matters to a Vote of Security Holders

(No response to this item is required.)

Item 4A.	Executive Officers of the Registrant

The following is a list of our current executive officers, their titles, the year they were first appointed to their current positions and their ages. Unless otherwise indicated, positions shown are with IKON or our subsidiaries.

		Year First
Name	Title	Appointed	Age

Matthew J. Espe	Chief Executive Officer, President and Chairman of the Board of Directors	2002	48
Robert F. Woods	Senior Vice President and Chief Financial Officer	2004	51
Brian D. Edwards	Senior Vice President, North American Sales and Services	2004	43
Mark A. Hershey	Senior Vice President, General Counsel and Secretary	2005	37
Jeffrey W. Hickling	Senior Vice President, Operations	2005	51
Beth B. Sexton	Senior Vice President, Human Resources	1999	50
David Mills	Vice President, IKON Europe	1998	48
Theodore E. Strand	Vice President and Controller	2002	62

Matthew J. Espe.  Mr. Espe has been IKON’s Chairman since 2003, and Chief Executive Officer, President and a Director since 2002. Prior to his employment with IKON, Mr. Espe was President and Chief Executive Officer of GE Lighting, a division of General Electric Company, a diversified industrial company (2000 through 2002), President of GE Plastics — Europe, a division of General Electric Company (1999 through 2000), and President of GE Plastics — Asia, a division of General Electric Company (1998 through 1999). He also serves on the Advisory Board of the University of Idaho and is a director of Unisys Corporation.

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

Brian D. Edwards.  Mr. Edwards was appointed Senior Vice President, North American Sales and Services, in July 2006. Preceding this appointment, he served for two years as Senior Vice President, North American Sales. He began at IKON as a sales representative in 1985. Thereafter, he served in a variety of sales management roles, including Regional Vice President and General Manager of two IKON regions in the U.S.

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

The New York Stock Exchange is the principal stock exchange on which our common stock is traded (ticker symbol IKN). As of November 29, 2006, there were approximately 6,883 holders of record of our common stock. The information regarding the quarterly market price ranges of our common stock and dividend payments are disclosed in Note 19 to the consolidated financial statements, included in Item 8 of this report.

We currently expect to continue our policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan and debt agreements.

The equity compensation plan table and related footnotes included under Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” on page 90 of this report is incorporated herein by reference.

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2006:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number	Average	as Part of	Yet be Purchased
	of Shares	Price Paid	Repurchase	Under the
Period	Purchased(1)	per Share	Program	Repurchase Plan(2)

July 1, 2006 - July 31, 2006	712	$12.72	712	$136,125
August 1, 2006 - August 31, 2006	1,067	13.63	1,067	121,590
September 1, 2006 - September 30, 2006	1,217	13.67	1,217	104,953

	2,996	$13.43	2,996	$104,953

(1)	As of September 30, 2006, we repurchased a total of 25,855 shares of our common stock pursuant to the Repurchase Plan adopted by our Board of Directors in March 2004 and publicly announced in our quarterly report on Form 10-Q filed with the SEC on May 14, 2004.

(2)	In March 2004, our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock under the Repurchase Plan. In February 2006, our Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. The Repurchase Plan will remain in effect until the $400,000 repurchase limit is reached; however, our Board of Directors may discontinue the Repurchase Plan at any time. As of September 30, 2006, we had utilized $295,047 under the Repurchase Plan (see pages 63-64 for information concerning our share repurchase activity and how it may be limited by our Credit Facility and our 2015 Notes).

Item 6.	Selected Financial Data

	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)
	(in millions, except per share data, ratios and employees)

Continuing Operations
Revenue	$4,228.2	$4,377.3	$4,565.7	$4,661.2	$4,847.5
Gross profit	1,441.8	1,551.7	1,684.7	1,778.6	1,850.7
Selling and administrative(j)	1,251.8	1,396.7	1,470.7	1,505.4	1,554.8
Operating income	201.7	156.0	202.6	273.2	301.5
Income before taxes	157.9	105.0	118.6	205.0	247.3
Income from continuing operations	106.2	73.2	88.3	127.4	155.5
Earnings per common share
Basic	0.81	0.52	0.60	0.88	1.09
Diluted	0.80	0.51	0.58	0.81	1.03
Capital expenditures	78.2	72.1	90.2	124.4	178.7
Depreciation and amortization	73.4	78.4	90.5	110.8	126.2
Discontinued Operations
Net loss	$0.0	$(12.5)	$(4.6)	$(4.3)	$(7.5)
Net loss per common share
Basic	0.0	(0.09)	(0.03)	(0.03)	(0.05)
Diluted	0.0	(0.08)	(0.03)	(0.03)	(0.05)
Total Operations
Net income	$106.2	$60.7	$83.7	$123.1	$148.0
Earnings per common share
Basic	0.81	0.43	0.57	0.85	1.03
Diluted	0.80	0.43	0.55	0.79	0.98
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	13.08	11.57	11.87	10.97	10.40
Return on shareholders’ equity %	6.3	3.9	5.0	7.7	9.9
Weighted average common shares (basic)	131.3	139.9	146.6	145.2	143.2
Weighted average common shares (diluted)	132.9	157.7	169.3	167.8	155.1
Supplementary Information
Current ratio(f)	1.8	1.8	1.6	1.2	1.2
Working capital(g)	$621.9	$790.6	$789.9	$395.1	$431.3
Total assets	3,231.7	3,831.8	4,518.4	6,600.6	6,397.3
Total debt	812.0	1,254.0	1,667.7	3,438.3	3,420.9
% of capitalization(i)	32.5	44.4	49.7	68.2	69.6
Total debt, excluding non-corporate debt(h)	$595.1	$729.3	$804.9	$429.5	$613.0
% of capitalization(h)(i)	26.1	31.7	32.3	21.1	29.0
Employees	25,100	25,700	29,400	30,250	33,200

Notes:

(a)	Fiscal year results include an $11.5 net gain on the divestiture of businesses and a $5.5 charge from the early extinguishment of debt. The gain on divestiture of business resulted in an increase in operating income of $11.5. The gain on divestiture of businesses and the loss from the early extinguishment of debt resulted in an increase in pre-tax income of $6.0 and an increase in net income of $7.9.

(b)	Fiscal year results include a $7.0 charge from the early termination of a consulting contract, a $3.8 charge due to a change in certain UK pension liabilities, a $1.0 charge from the impact of Hurricanes Katrina and Rita, a $0.3 charge related to the consolidation of the Legal Document Services business, a $10.5 charge for restructuring and asset impairments, a $6.1 charge from the early termination of real estate leases, a $11.5 net gain from the divestiture of businesses (collectively, the “Charges”) and a $6.0 charge from the early extinguishment of debt. The Charges resulted in a decrease in operating income of $17.2. The Charges and the loss from the early extinguishment of debt resulted in a decrease in pre-tax income of $23.2 and net income of $12.2.

(c)	Fiscal year results include $35.9 of losses from the early extinguishment of debt, a net loss of $11.4 on the divestiture of our North American leasing businesses (the “Loss on Sale”), tax reserve adjustments of $11.8 related to a tax gain on the sale of our U.S. leasing operations and benefits mainly from the settlement of a U.S. federal audit (the “Tax Adjustments”). The losses from the early extinguishment of debt and Loss on Sale resulted in a decrease in pre-tax income of $47.3 and the losses from the early extinguishment of debt, the Loss on Sale and the Tax Adjustments resulted in a decrease in net income of $17.9.

(d)	Fiscal year results include losses from the early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.

(e)	Fiscal year results include gains from the reversal of certain prior year restructuring charges, resulting in an increase in operating income of $5.6 and net income of $3.6.

(f)	Current ratio = Total current assets/Total current liabilities

(g)	Working capital = Total current assets − Total current liabilities

(h)	Non-corporate debt refers to the line items on the balance sheet, “current portion of non-corporate debt” and “long-term non-corporate debt.” This debt is excluded from this calculation because lease receivables represent the primary source of repayment of non-corporate debt.

(i)	Capitalization = Total shareholders’ equity + Total debt

(j)	The amount of stock based compensation reflected in selling and administrative expense for fiscal years 2006 and 2005 was $9,197 and $10,060, respectively, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment — Revised 2004” in fiscal 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We deliver integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, eCopy, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — IKON Enterprise Services. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with GE, and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. Financing is offered to our customers in Germany through a lease program (the “German Program Agreement”) with GE in Germany, to our customers in the U.K. through our captive financing subsidiaries and through third party leasing companies for other countries in Europe. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

For fiscal 2006, we outlined the following strategic priorities for our business:

•	core growth;

•	operational leverage; and

•	balanced capital strategy.

Our first strategic priority, core growth, involves growth in the mid-market and the National Account (Fortune 500 and large global and private companies) customer segments, as well as in targeted markets in Europe. In the mid-market, we continued to compete aggressively for new business through a combination of customer incentives, strategic inventory purchases that provided lower cost of goods and differentiated product bundles that leverage the brand strengths of our product mix. In addition, we succeeded in partnering with our key suppliers to introduce vendor support programs to continue to drive incremental business. The National Accounts team added 24 net new customers to the program and renewed 17 contracts during fiscal 2006. We also successfully initiated several significant Managed Services relationships with National Account customers during fiscal 2006.

Our second priority, operational leverage, involves improving efficiencies across our operations, simplifying our business by eliminating unprofitable and non-strategic businesses and focusing on our targeted businesses. It also involves reducing expenses across the Company. Many of the actions undertaken during fiscal 2005 and fiscal 2006 to achieve improved operational leverage are now positively impacting our financial statements. For example, selling and administrative expenses decreased $144,821, or 10.4%, compared to fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 29.6%, compared to 31.9% a year ago. As a result of our focus on operational leverage, our operating income as a percentage of revenue was 4.8% in fiscal 2006 compared to 3.6% for fiscal 2005.

We believe the success generated from our first two strategic priorities, core growth and operational leverage, enabled us to execute on our third strategic priority, a balanced capital strategy. During fiscal 2006, we made significant progress in the execution of this strategy by reducing debt and accomplishing dividend and share repurchase objectives. We redeemed the remaining $53,242 balance of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) and repurchased $81,204 of aggregate principal of our 7.25% notes due 2008 (the “2008 Notes”). These actions contributed to the reduction of our debt to capital ratio to 32.5% at September 30, 2006, from 44.4% at September 30, 2005. During fiscal 2006, we also paid dividends of $21,009, or $0.16 per share, repurchased 10,677 shares of our outstanding common stock for approximately $130,857 and made pension contributions of $100,210, which significantly reduced our under-funded pension position. Additionally, during fiscal 2006, we sold both our remaining U.S. retained lease portfolio (the “U.S. Retained Portfolio”) and our German lease portfolio to GE, which, after tax payments and the repayment of related debt, netted the Company approximately $108,000 of cash. The sale of these portfolios contributed significantly to the $307,690 reduction of our non-corporate debt during fiscal 2006.

RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2006, 2005 and 2004, refer to the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

Fiscal 2006 Compared to Fiscal 2005

Summary of Consolidated Results

For fiscal 2006, we had total revenues of $4,228,249, representing a $149,056, or 3.4%, decrease from fiscal 2005. This decrease is primarily a result of the expected decline in finance income from the run-off and sale of the U.S. Retained Portfolio, the sale of our operating subsidiaries in France and Mexico, the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”), the continued de-emphasis of our technology services and hardware businesses and a decline in Customer Service revenue. These decreases were partially offset by an increase in Managed and Professional Services revenue and an increase in Equipment revenue compared to fiscal 2005.

Reportable Segments

Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through IKON Enterprise Services. Approximately 88% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total

Fiscal 2006
Revenues:
Equipment	$1,576,071	$214,117	$—	$1,790,188
Customer service and supplies	1,296,012	149,549	—	1,445,561
Managed and professional services	688,357	52,641	—	740,998
Rental and fees	144,347	6,881	—	151,228
Other	26,448	73,826	—	100,274

Total revenues	3,731,235	497,014	—	4,228,249

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total

Gross profit:
Equipment	373,904	76,422	—	450,326
Customer service and supplies	604,075	43,945	—	648,020
Managed and professional services	187,213	6,501	—	193,714
Rental and fees	100,465	5,475	—	105,940
Other	17,503	26,275	—	43,778

Total gross profit	1,283,160	158,618	—	1,441,778
Selling and administrative	957,489	127,816	166,543	1,251,848
Gain on divestiture of businesses and assets, net	6,161	5,336	—	11,497
Asset impairments and restructuring benefit	322	—	—	322

Operating income	332,154	36,138	(166,543)	201,749
Loss from the early extinguishment of debt	—	—	5,535	5,535
Interest income	—	—	13,040	13,040
Interest expense	—	—	51,336	51,336

Income from continuing operations before taxes on income	$332,154	$36,138	$(210,374)	$157,918

Fiscal 2005
Revenues:
Equipment	$1,560,977	$206,035	$—	$1,767,012
Customer service and supplies	1,336,369	145,651	—	1,482,020
Managed and professional services	652,999	57,003	—	710,002
Rental and fees	169,540	5,717	—	175,257
Other	100,861	142,153	—	243,014

Total revenues	3,820,746	556,559	—	4,377,305
Gross profit:
Equipment	390,402	76,454	—	466,856
Customer service and supplies	626,558	43,922	—	670,480
Managed and professional services	175,821	6,522	—	182,343
Rental and fees	118,528	5,065	—	123,593
Other	60,747	47,659	—	108,406

Total gross profit	1,372,056	179,622	—	1,551,678
Selling and administrative	1,004,666	150,271	241,732	1,396,669
Gain on divestiture of businesses and assets, net	1,421	10,110	—	11,531
Asset impairments and restructuring charge	9,423	—	1,120	10,543

Operating income	359,388	39,461	(242,852)	155,997
Loss from the early extinguishment of debt	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	52,401	52,401

Income from continuing operations before taxes on income	$359,388	$39,461	$(293,899)	$104,950

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance, legal, marketing, human resources and executive costs.

Equipment

	2006	2005	$ Change	% Change

Revenue	$1,790,188	$1,767,012	$23,176	1.3%
Cost of revenue	1,339,862	1,300,156	39,706	3.1%

Gross profit	$450,326	$466,856	$(16,530)	(3.5)%

Gross profit %	25.2%	26.4%

Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and color-capable, for products that print both black and white images and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 - 4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 28%, 18% and 52%, respectively, of total U.S. equipment revenue during fiscal 2006. The remaining 2% represented revenue from printers, faxes and other.

The increase in INA Equipment revenue of 1.0% year-over-year was attributed primarily to growth in color and at the high end of the production segment, partially offset by a decline in the office segment. The strong performance in color was driven by the continued success of our high-speed production equipment such as the IKON CPP 500tm, as well as strong growth from our color-capable lineup. U.S. color revenue increased approximately 10% year-over-year, primarily driven by a 28% growth in placements. Partially offsetting this growth was a decline in average selling prices, particularly in color, driven by competition and to a greater extent the combination of our customer incentives aimed at placement share growth and the introduction of new models with more functionality at lower price points. We anticipate the growth in color to continue from the success of existing models as well as from new color product offerings from Canon, Ricoh and Konica Minolta during fiscal 2007. The growth in the production black and white segment is attributed to the strong demand for units such as the IKON PrintCenterPro 1050tm and our Canon segment 6 black and white products. During fiscal 2006, segment 6 placements increased over 70% compared to fiscal 2005. The decline in the office segment was primarily attributed to the anticipated decline in revenue in office black and white driven by customers replacing black and white devices with new color-capable devices, and partially from competition. IE Equipment revenue experienced strong growth in the production and color segments, particularly in Germany, and continued to benefit from the success of our Pan European and Global accounts initiative across Europe, which showed significant growth year-over-year.

The decrease in Equipment gross profit margin from the prior year was driven by a combination of factors including the increased mix of color-capable products with lower historical color margins, price pressure at the high end of segment 6, the continued impact of market forces on average selling prices and a year-over-year increase in freight costs driven by a rise in fuel costs.

Customer Service and Supplies

	2006	2005	$ Change	% Change

Revenue	$1,445,561	$1,482,020	$(36,459)	(2.5)%
Cost of revenue	797,541	811,540	(13,999)	(1.7)%

Gross profit	$648,020	$670,480	$(22,460)	(3.3)%

Gross profit %	44.8%	45.2%

INA Customer Service (maintenance and service of equipment, which is driven by the total machines we service in the field, referred to as “MIF”, and the number and mix of copies made on those machines) and supplies revenue decreased approximately 3.0% compared to fiscal 2005. We believe this declining trend in Customer Service revenue will continue into fiscal 2007, although we expect the year-to-year trend to improve as the year progresses. Analog copies, which have higher average revenue per copy than black and white digital copies, declined 42% year-over-year as we transition our customers out of analog and into digital. In addition, we experienced a year-over-year pricing decline for digital copies. Partially offsetting these trends is the shift to color copies, with higher revenue per copy than black and white, as well as an increase in total digital copy volume. Color copies increased 44% and overall digital copies (which include both color and black and white) increased 6% compared to fiscal 2005. As of September 30, 2006, analog copies approximate 6% of total copies. We estimate the transition out of analog will be completed in late 2007 or early 2008. Strong placement growth in digital equipment combined with the increase in overall digital copies and the mix shift to color will all be important contributors in the effort to outpace the expected decline in digital revenue per copy. IE Customer Service and Supplies revenue increased year-over-year by approximately 2.7% primarily as a result of the increase in color copy volume and from the success of our Pan European and Global accounts initiative across Europe.

The decrease in Customer Service and Supplies’ gross profit margin was primarily a result of a year-over-year decrease in revenue, partially offset by a decrease in the consumption of parts and supplies, a lower cost structure in North America as a result of the restructuring actions taken during fiscal 2005 and the continued focus on cost reduction and productivity improvements.

Managed and Professional Services

	2006	2005	$ Change	% Change

Revenue	$740,998	$710,002	$30,996	4.4%
Cost of revenue	547,284	527,659	19,625	3.7%

Gross profit	$193,714	$182,343	$11,371	6.2%

Gross profit %	26.1%	25.7%

Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations, and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 68.3%, 21.9% and 9.8% of total Managed and Professional Services revenue in fiscal 2006.

INA Managed and Professional Services revenue increased $35,358, or 5.4%, during the year ended September 30, 2006 compared to the year ended September 30, 2005. On-site Managed Services revenue, which represents approximately 12% of the total INA revenue mix, increased 8.0%, primarily due to the expansion of our existing customer base and also from an increase in net new contracts. Off-site Managed Services revenue, which represents approximately 4% of total INA revenue mix, declined 7.9%, primarily as a result of the decision to close 16 unprofitable locations during fiscal 2005, and continuing competitive pressure that resulted in a year-over-year reduction in the number of projects. Professional Services, which represents approximately 2% of our total INA revenue mix, increased 30% during fiscal 2006 compared to fiscal 2005. This increase was driven by the growth in connectivity and installation services associated with growth of new digital placements, as well as revenue increases in document assessments. Managed and Professional Services revenue in Europe declined by 7.7% from fiscal 2005. This decline was driven primarily by the cancellation of several unprofitable contracts throughout fiscal 2005. The increase in Managed and Professional Services gross profit margin was a result of a year-over-year improvement in On-Site contract profitability in North America and Europe.

Rental and Fees

	2006	2005	$ Change	% Change

Revenue	$151,228	$175,257	$(24,029)	(13.7)%
Cost of revenue	45,288	51,664	(6,376)	(12.3)%

Gross profit	$105,940	$123,593	$(17,653)	(14.3)%

Gross profit %	70.1%	70.5%

Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S., and fees from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”) decreased when compared to the same period of fiscal 2005, due primarily to the sale of the U.S. Retained Portfolio, which included the sale of certain operating leases. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. Sharing revenue and associated costs of revenue decreased primarily due to the sale of the U.S. Retained Portfolio. As a result of the sale, we now realize a lower amount of revenue, but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S.

Other Revenue

	2006	2005	$ Change	% Change

Finance income	$48,018	$105,272	$(57,254)	(54.4)%
Other	52,256	137,742	(85,486)	(62.1)%

Total other revenue	$100,274	$243,014	$(142,740)	(58.7)%

Finance interest expense	$10,902	$26,288	$(15,386)	(58.5)%
Other	45,594	108,320	(62,726)	(57.9)%

Total cost of other revenue	$56,496	$134,608	$(78,112)	(58.0)%

Finance income gross profit	$37,116	$78,984	$(41,868)	(53.0)%
Other gross profit	6,662	29,422	(22,760)	(77.4)%

Total other gross profit	$43,778	$108,406	$(64,628)	(59.6)%

Finance income gross profit %	77.3%	75.0%
Other gross profit %	12.7%	21.4%
Total gross profit %	43.7%	44.6%

Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Prior to fiscal 2006, Other Revenue also included revenue from our operating subsidiaries in Mexico and France, which were sold during fiscal 2005 and Kafevend, which was sold in the first quarter of fiscal 2006. The combined year-over-year impact of the sale of our operating subsidiaries in Mexico and France in fiscal 2005 and Kafevend in the first quarter of fiscal 2006 was $71,414. Finance income decreased $57,254 due to the impact of the run-off and sale of the U.S. Retained Portfolio and the sale of our German lease portfolio during the third quarter of fiscal 2006.

Selling and Administrative Expenses

	2006	2005	$ Change	% Change

Selling and administrative expenses	$1,251,848	$1,396,669	$(144,821)	(10.4)%
Selling and administrative expenses as a % of revenue	29.6%	31.9%

Selling and administrative expenses decreased by $144,821, or 10.4%, during fiscal 2006 compared to fiscal 2005 and decreased as a percentage of revenue from 31.9% to 29.6%. In fiscal 2006, we continued to take aggressive actions to achieve our goal of reducing selling and administrative expenses through a combination of headcount and real estate reductions, discretionary expense reductions, freezing certain defined benefit plans and the elimination of unprofitable or non-strategic business lines to streamline our selling and administrative structure.

Significant changes in selling and administrative expenses impacting the Company were:

•	a decrease of $54,529 compared to fiscal 2005 as a result of lower spending for information technology, travel and other expenses due to spending actions taken during fiscal 2005 and fiscal 2006;

•	a decrease of approximately $21,462 related to the sale of businesses during fiscal 2005 and October 2005;

•	a decrease of $11,926 related to rent and facilities expense primarily due to the closure of 16 LDS sites as a result of the restructuring actions taken during the second quarter of fiscal 2005 and the closure and consolidation of other facilities during the third and fourth quarters of fiscal 2005 offset slightly by charges incurred in fiscal 2006 related to other real estate closures as we continue to rationalize our real estate needs;

•	a decrease of $23,334 in professional fees related primarily to a decrease in marketing and other professional fees during fiscal 2006 compared to fiscal 2005, a one time charge of $7,000 in the fourth quarter of fiscal 2005 related to the termination of a consulting contract and lower fees incurred in fiscal 2006 compared to fiscal 2005 in our effort to comply with the Sarbanes-Oxley Act of 2002 (“SOX”);

•	a one time charge of $3,798 incurred in fiscal 2005 related to changes in certain U.K. pension liabilities;

•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $43,079 in fiscal 2005 to $27,603 in fiscal 2006 as a result of the freeze of our U.S. Pension Plans and the change in the weighted average discount rate assumption. The year-over-year decline attributed specifically to selling and administrative was $9,569.

Other Items

	2006	2005	$ Change

Gain on divestiture of businesses and assets, net	$11,497	$11,531	$(34)
Asset impairments and restructuring (benefit) charge	(322)	10,543	(10,865)
Loss from the early extinguishment of debt	5,535	6,034	(499)
Interest income	13,040	7,388	5,652
Interest expense	51,336	52,401	(1,065)
Taxes on income	51,669	31,755	19,914
Income from continuing operations	106,249	73,195	33,054
Diluted earnings per common share — continuing operations	$0.80	$0.51	$0.29

The $11,497 gain on divestiture of businesses and assets during the year ended September 30, 2006 relates primarily to the $6,396 gain from the sale of the U.S. Retained Portfolio in April 2006 and the $4,924 gain on the sale of Kafevend in October 2005. During fiscal 2005, we recognized a net gain of $11,531 as a result of the completion of the closing balance sheet audit related to the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, the sale of substantially all of our operations in Mexico and France and the sale of two small business units that provided technology equipment and service to customers.

The $5,535 loss incurred from the early extinguishment of debt during the year ended September 30, 2006 is the combination of the loss, including the write-off of unamortized costs, of $3,885 and $1,650, incurred from the tender of our 2008 Notes and the repurchase of the remaining balance of our Convertible Notes, respectively. During the year ended September 30, 2005, we repurchased $236,758 of our Convertible Notes for $239,763. As a result, we recognized a loss, including the write-off of unamortized costs, of $6,034 during fiscal 2005.

Interest income increased from fiscal 2005 due to an increase in the average interest rate and average invested cash balance during fiscal 2006.

Interest expense decreased slightly from fiscal 2005. This was the result of the reduction in our corporate debt, partially offset by the interest cost on the $225,000, 7.75% 10-year notes issued September 2005 (the “2015 Notes”) as compared to the 5% Convertible Notes which they replaced.

Our effective income tax rate was 32.7% and 30.3% for the years ended September 30, 2006 and 2005, respectively. The fiscal 2006 tax rate includes a non-recurring benefit on the divestiture of Kafevend, which resulted in no tax liability and lowered our overall effective income tax rate in fiscal 2006. In addition, the following discrete items are recorded in the year ended September 30, 2006: (1) a charge from our foreign earnings repatriation as discussed in Note 15 of the Notes to the Consolidated Financial Statements, (2) a charge resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes, offset by (3) a benefit recognized from the release of a valuation allowance associated with capital loss carryforwards that we utilized to offset the gain from the sale of the U.S. Retained Portfolio (4) a benefit from the release of a tax reserve for which the underlying tax exposure has been resolved, (5) a benefit from the revaluation of the state net operating loss (“NOL”) deferred tax asset driven by a Pennsylvania legislative change to annual NOL utilization limitations and (6) a benefit from the difference between our actual state tax liability upon the filing of our state tax returns compared to the deferred state tax provision. The fiscal 2005 tax rate benefited from tax planning strategies in Ireland and the reversal of valuation allowances of $3,539 as a result of the gain on the sale of our operating subsidiary in France. This benefit was partially offset by a limitation on the tax benefit associated with the sale of our Mexican operating subsidiary. Our consolidated tax valuation allowance was $28,483 and $30,946 at September 30, 2006 and 2005, respectively. For fiscal 2007, we expect our effective income tax rate to be between 36% and 37%.

Diluted earnings per common share from continuing operations were $0.80 for September 30, 2006, compared to $0.51 for September 30, 2005. This increase was attributable mainly to the impact of a year-over-year selling and administrative expense decrease of 10.4%, fewer outstanding shares of our common stock and the impact of one-time charges from restructuring actions taken during fiscal 2005, partially offset by lower gross profit dollars.

Fiscal 2005 Compared to Fiscal 2004

Summary of Consolidated Results

For fiscal 2005, we had total revenues of $4,377,305, representing a $188,403 or 4.1%, decline from fiscal 2004. This decline is a result of an overall decrease in finance income as a result of the sales of our North American leasing business and our operating subsidiaries in France and Mexico, lower sales of de-emphasized technology hardware, lower supply sales and lower Managed Services and Customer Services revenues. These decreases were partially offset by an increase in revenues year-over-year as a result of benefits realized from fees received under the U.S. Program Agreement and the Canadian Rider.

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total

Fiscal 2005
Revenues:
Equipment	$1,560,977	$206,035	$—	$1,767,012
Customer service and supplies	1,336,369	145,651	—	1,482,020
Managed and professional services	652,999	57,003	—	710,002
Rental and fees	169,540	5,717	—	175,257
Other	100,861	142,153	—	243,014

Total revenues	3,820,746	556,559	—	4,377,305
Gross profit:
Equipment	390,402	76,454	—	466,856
Customer service and supplies	626,558	43,922	—	670,480
Managed and professional services	175,821	6,522	—	182,343
Rental and fees	118,528	5,065	—	123,593
Other	60,747	47,659	—	108,406

Total gross profit	1,372,056	179,622	—	1,551,678
Selling and administrative	1,004,666	150,271	241,732	1,396,669
Gain on divestiture of businesses and assets, net	1,421	10,110	—	11,531
Asset impairments and restructuring charge	9,423	—	1,120	10,543

Operating income	359,388	39,461	(242,852)	155,997
Loss from the early extinguishment of debt	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	52,401	52,401

Income from continuing operations before taxes on income	$359,388	$39,461	$(293,899)	$104,950

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total

Fiscal 2004
Revenues:
Equipment	$1,561,294	$182,899	$—	$1,744,193
Customer service and supplies	1,368,756	136,788	—	1,505,544
Managed and professional services	662,937	57,824	—	720,761
Rental and fees	128,856	4,941	—	133,797
Other	311,176	150,237	—	461,413

Total revenues	4,033,019	532,689	—	4,565,708
Gross profit:
Equipment	427,003	64,460	—	491,463
Customer service and supplies	621,221	42,291	—	663,512
Managed and professional services	205,149	8,114	—	213,263
Rental and fees	95,556	4,308	—	99,864
Other	171,221	45,393	—	216,614

Total gross profit	1,520,150	164,566	—	1,684,716
Selling and administrative	1,072,116	139,279	259,312	1,470,707
Loss on divestiture of businesses and assets, net	11,427	—	—	11,427

Operating income	436,607	25,287	(259,312)	202,582
Loss from the early extinguishment of debt	—	—	35,906	35,906
Interest income	—	—	3,259	3,259
Interest expense	—	—	51,318	51,318

Income from continuing operations before taxes on income	$436,607	$25,287	$(343,277)	$118,617

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance, legal, marketing, human resources and executive costs.

Equipment

	2005	2004	$ Change	% Change

Revenue	$1,767,012	$1,744,193	$22,819	1.3%
Cost of revenue	1,300,156	1,252,730	47,426	3.8%

Gross profit	$466,856	$491,463	$(24,607)	(5.0)%

Gross profit %	26.4%	28.2%

Equipment revenue increased by $22,819, or 1.3%, compared to fiscal 2004 due mainly to the net impact of the relationship with GE and continued growth from the sale of color equipment. North American equipment sales decreased slightly due to competitive pressures and the impact of the newly introduced black and white models positioned at lower average selling prices, partially offset by the relationship with GE. Origination fees and sales of residual value to GE (not recognized as revenue when we had captive finance subsidiaries in North America) contributed $77,879 of incremental equipment revenue in fiscal 2005 compared to fiscal 2004. In addition, first quarter fiscal 2005 equipment revenues were impacted by changes in sales coverage and selling processes and sales incentives for our employees, as we launched important long-term initiatives in Professional Services and the Integrated Selling Model. U.S. revenues generated from the sale of color devices increased by 10% compared to fiscal 2004 due to higher demand for these products, particularly higher-end color production equipment, as new products were introduced at more affordable prices. As a percentage of U.S. equipment revenue, color devices increased from approximately 21% in fiscal 2004 to approximately 25% in fiscal 2005. U.S. revenues from sales of segment 5 and 6 black and white production equipment decreased approximately 15% compared to fiscal 2004 due to continued pricing pressure, a shift to lower-end products within this segment and new alternate products available in segment 4. U.S. placements of segment 5 and 6 black and white production equipment decreased 12% from fiscal 2004. U.S. revenues from the sale of segment 1-4 black and white office equipment declined approximately 5% compared to fiscal 2004. This decrease was primarily due to lower average selling prices as we offered attractive marketing bundles in an effort to increase market share in the mid-market customer base as noted by an increase in U.S. placements of segment 1-4 equipment of approximately 3% from the prior year. As of September 30, 2005, U.S. revenues from the sale of black and white office equipment represented approximately 55% of the U.S. equipment revenue, compared to approximately 56% in fiscal 2004.

European equipment revenues increased by $23,136, or 12.6%, compared to fiscal 2004, primarily due to the success of our City Expansion Strategy in Europe and also from a favorable currency benefit.

The decrease in Equipment gross profit margin from the prior year was primarily due to lower North American equipment margins resulting from competitive pricing and customer incentives and growth in lower-margin National Accounts program revenues. This is consistent with our continued market competitiveness coupled with strategic pricing and related marketing promotions to drive placement growth and market share.

Customer Service and Supplies

	2005	2004	$ Change	% Change

Revenue	$1,482,020	$1,505,544	$(23,524)	(1.6)%
Cost of revenue	811,540	842,032	(30,492)	(3.6)%

Gross profit	$670,480	$663,512	$6,968	1.1%

Gross profit %	45.2%	44.1%

Customer Service and supplies revenue decreased by $23,524, or 1.6%, compared to fiscal 2004. INA customer service and supplies revenue decreased $32,387 due to lower average revenue per copy and the impact of specific concessions made to customers during the second quarter of fiscal 2005. These decreases were partially offset by an overall increase in copy volumes of approximately 2%, driven by a 9% increase in color copy volumes compared to fiscal 2004. Supply sales decreased compared to the prior year due to lower demand for fax and lower-end copier supplies. European Customer Service and Supplies revenue increased 6.5% from fiscal 2004 which were driven by an increase in copy volumes and the continued focus on color products.

Customer Services gross margin increased due to a lower cost structure as a result of the second quarter of fiscal 2005 restructuring actions, partially offset by the impact of specific concessions made to customers during fiscal 2005.

Managed and Professional Services

	2005	2004	$ Change	% Change

Revenue	$710,002	$720,761	$(10,759)	(1.5)%
Cost of revenue	527,659	507,498	20,161	4.0%

Gross profit	$182,343	$213,263	$(30,920)	(14.5)%

Gross profit %	25.7%	29.6%

Managed Services revenue decreased by $18,162, or 2.7%. Off-site Managed Services of $176,034, declined $43,061, or 19.7%, from fiscal 2004. This decline is due mainly to the INA restructuring actions we took during the second quarter of fiscal 2005, which involved the closure of 16 sites, as well as continued pricing pressure and the impact of a large INA commercial imaging contract during the first quarter of fiscal 2004, which benefited fiscal 2004 revenues by $10,119. On-site Managed Services revenue, including facilities management, document production and mailroom operations of $477,793, grew 5.5% from fiscal 2004. This was a result of an increase in new contracts and the continued expansion of existing contracts. Professional Services revenue of $56,175 increased $7,403, or 15.2%, over prior year due to the growing demand for document assessment and workflow improvements by our customers. European Managed Services revenues decreased from fiscal 2004 due to a reduction of Off-site Managed Service locations due to the sale of substantially all of our operations in France in July 2005.

Managed and Professional Services gross margin decreased by $30,920, or 14.5%, compared to the prior year. The Managed Services gross margin percentage during fiscal 2004 was negatively impacted by 43 basis points from the completion of a multi-year commercial imaging contract in which no profit was earned. In addition, Off-site Managed Services margins declined compared to prior year due to the impact of lower revenues. The Off-site Managed Services cost structure is less variable than our other lines of business; therefore, gross margin percentages are more heavily influenced by changes in revenue. The Professional Services gross margin percentage also decreased compared to fiscal 2004 due to an increase in staffing levels in advance of an expected increase in demand during the first half of fiscal 2005.

Rental and Fees

	2005	2004	$ Change	% Change

Revenue	$175,257	$133,797	$41,460	31.0%
Cost of revenue	51,664	33,933	17,731	52.3%

Gross profit	$123,593	$99,864	$23,729	23.8%

Gross profit %	70.5%	74.6%

Revenue generated from Rental and Fees increased when compared to fiscal 2004, primarily because of the impact of fees received as a result of the GE relationship, including Preferred Fees during fiscal 2005 and 2004 of $41,653 and $25,335, respectively, and the related impact of lease-end sharing activities. As a result, the impact of the GE relationship positively impacted Rental and Fees revenue by $38,179 during fiscal 2005 compared to fiscal 2004. This increase can be primarily attributed to the fact that fiscal 2005 represented the first full year of our GE relationship, as the relationship began in mid fiscal 2004. We expect to earn approximately $50,000 of Preferred Fees annually until the initial term of the U.S. Program Agreement terminates on March 31, 2009. In addition, the net impact of the GE relationship (income from the sharing of gains on certain lease-end activities with GE as well as the Preferred Fees) positively impacted the Rental and Fees gross margin by approximately 210 basis points.

Other Revenue

	2005	2004	$ Change	% Change

Finance income	$105,272	$273,391	$(168,119)	(61.5)%
Other	137,742	188,022	(50,280)	(26.7)%

Total other revenue	$243,014	$461,413	$(218,399)	(47.3)%

Finance interest expense	$26,288	$89,416	$(63,128)	(70.6)%
Other	108,320	155,383	(47,063)	(30.3)%

Total cost of other revenue	$134,608	$244,799	$(110,191)	(45.0)%

Finance income gross profit	$78,984	$183,975	$(104,991)	(57.1)%
Other gross profit	29,422	32,639	(3,217)	(9.9)%

Total other gross profit	$108,406	$216,614	$(108,208)	(50.0)%

Finance income gross profit %	75.0%	67.3%
Other gross profit %	21.4%	17.4%
Total gross profit %	44.6%	46.9%

Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Other Revenue also includes revenue from our operating subsidiaries in Mexico and France, which were sold during fiscal 2005 and contributed to the year-over-year decline in revenue. Finance income is generated by our leasing subsidiaries as well as certain lease receivables not sold to GE as part of the U.S. Transaction. The decrease in finance income was primarily due to the continued run-off of the U.S. Retained Portfolio. In addition, finance income was impacted by the sale of our Canadian lease portfolio during the third quarter of fiscal 2004 as part of the Canadian Transaction. Accordingly, lease receivables sold as part of the Canadian Transaction did not generate finance income for us during fiscal 2005. These decreases were partially offset by a currency benefit of 0.8%. Sales of technology hardware declined by $27,654, or 43.4%, compared to fiscal 2004, as we did not renew several large customer relationships for fiscal 2005 as we continue to de-emphasize this business.

The gross margin percentage on finance income increased from 67.3% in fiscal 2004 to 75.0% in fiscal 2005. This change is attributable to European leasing revenues becoming a larger part of the finance income mix in fiscal 2005 compared to fiscal 2004. European leases are leveraged with a lower amount of debt; therefore, European leases generate higher profit margins than our sold North American leases. In addition, there was a lower leverage ratio on the U.S. lease receivable portfolio that we retained after the U.S. Transaction. As a result of our assumption of the public debt of IOS Capital, LLC (“IOSC”), our former U.S. leasing subsidiary sold to GE during fiscal 2004 (the 9.75% notes due 2004, Convertible Notes and the 2008 Notes (collectively, the “Additional Corporate Debt”) as part of the U.S. Transaction, interest on this debt, which was reported in “finance interest expense” prior to April 1, 2004, is now reported as “interest expense”. Accordingly, an additional $11,700 of interest expense related to the Additional Corporate Debt was recorded during fiscal 2005 in “interest expense” rather than “finance interest expense.” As a result, the gross margin on finance income was positively impacted by this change in classification.

Selling and Administrative Expenses

	2005	2004	$ Change	% Change

Selling and administrative expenses	$1,396,669	$1,470,707	$(74,038)	(5.0)%
Selling and administrative expenses as a % of revenue	31.9%	32.2%

Selling and administrative expenses, which were unfavorably impacted by $9,640 due to foreign currency translation compared to the prior year, decreased by $74,038, or 5.0%, during fiscal 2005 compared to fiscal 2004, and decreased as a percentage of revenue from 32.2% to 31.9%.

The net impact of the U.S. Transaction and Canadian Transaction of $43,262 was a significant factor in the decrease of selling and administrative expense compared to fiscal 2004. Approximately $22,485 of this decrease was due to no lease default expense being required for either retained or sold IOSC lease receivables during fiscal 2005. Under the terms of the U.S. Program Agreement, GE assumed substantially all risks related to lease defaults for both the retained and sold lease receivables. The remaining decrease in selling and administrative expense attributable to the U.S. Transaction due to the transfer of over 300 employees to GE. Partially offsetting these decreases were increases in corporate costs to support the U.S. Transaction and Canadian Transaction including headcount and certain infrastructure enhancements. In addition, fees paid to GE to service our U.S. Retained Portfolio increased by $1,868 compared to fiscal 2004. Included within this increase is the impact of a refund received from GE of approximately $3,400 related to administrative fees paid to GE for servicing our retained U.S. Retained Portfolio during fiscal 2004.

Other Selling and Administrative Expenses

Other significant changes in selling and administrative expenses impacting the Company were:

•	a decrease in pension costs of $4,253 compared to fiscal 2004, due mainly to the impact of changes in actuarial assumptions. Pension expense is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas;

•	a decrease of $8,896 in selling compensation and benefit costs due primarily to headcount reductions and a decline in revenues compared to fiscal 2004;

•	an increase of $10,060 related to expensing of stock based compensation due to adoption of SFAS 123(R) “Share Based Payment — Revised 2004” (“SFAS 123(R)”), during fiscal 2005. Fiscal 2004 results did not include any expense related to our stock option plans;

•	a decrease of $19,575 compared to fiscal 2004 as a result of lower spending for information technology, travel and other expenses due to discretionary spending reductions during fiscal 2005, partially offset by higher consulting fees from our internal controls certification efforts required by SOX;

•	a decrease of $10,547 compared to fiscal 2004 related to a reduction of real estate facility costs primarily due to the closure of 16 LDS sites as a result of the restructuring actions taken during the second quarter of fiscal 2005 and the closure and consolidation of other facilities during the third and fourth quarters of fiscal 2005 as we continue to rationalize our real estate needs;

•	a charge of $6,112 incurred during fiscal 2005 to terminate several real estate leases during the year, representing both lease termination payments made to lessors as well as future lease payments for sites in which we ceased using the facility;

•	a charge of $7,000 for the termination of a consulting contract during the fourth quarter of fiscal 2005;

•	a charge of $1,000 incurred during fiscal 2005 related to the impact of Hurricanes Katrina and Rita;

•	a charge of $3,798 related to changes in certain U.K. pension liabilities; and

•	during fiscal 2004, we incurred a charge of $6,272 related to termination costs of a long-term disability plan and incurred a charge of $2,300 related to an adverse legal judgment we received on a claim in Canada.

Other Items

	2005	2004	$ Change

(Gain) loss on divestiture of businesses and assets	$(11,531)	$11,427	(22,958)
Asset impairments and restructuring charge	10,543	—	10,543
Loss from the early extinguishment of debt	6,034	35,906	(29,872)
Interest income	7,388	3,259	4,129
Interest expense	52,401	51,318	1,083
Taxes on income	31,755	30,308	1,447
Income from continuing operations	73,195	88,309	(15,114)
Diluted earnings per common share — continuing operations	$0.51	$0.58	(0.07)

During fiscal 2005, we recognized a net gain of $11,531 as a result of the completion of the closing balance sheet audits related to the U.S. Transaction and the Canadian Transaction, the sale of substantially all of our operations in Mexico and France and the sale of two small business units that provided technology equipment and services to customers. During fiscal 2004, we recognized a net loss of $11,427 as a result of the U.S. Transaction and the Canadian Transaction.

During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in our Business Document Services (“BDS”) (reported as a discontinued operation), Legal Document Services (“LDS”), our North American field organization and corporate staff and Mexico. These actions resulted in a restructuring charge of $10,543 in fiscal 2005. See “Restructuring” on page 38 for further information.

During fiscal 2005, we repurchased $236,758 of the Convertible Notes for $239,763. As a result of these repurchases, we recognized a loss, including the write-off of unamortized costs, of $6,034 during fiscal 2005. During fiscal 2004, we recorded a loss from the early extinguishment of debt of $35,906, as a result of the repurchase of various debt instruments.

Interest income increased from fiscal 2004 due to an increase in average interest rates during fiscal 2005 compared to fiscal 2004. The average invested cash balance remained relatively consistent year-over-year.

Interest expense increased due to the assumption of the Additional Corporate Debt as part of the U.S. Transaction. Interest on this debt, which was reported in “finance interest expense” prior to April 1, 2004, was subsequently reported as “interest expense.” This change resulted in approximately $11,700 of additional interest expense being recorded in “interest expense” for fiscal 2005 compared to the same period in fiscal 2004. This increase was partially offset by an overall lower average outstanding debt balance during fiscal 2005 compared to the same period during fiscal 2004 as a result of our efforts to improve our capital structure.

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

Diluted earnings per common share from continuing operations were $0.51 for fiscal 2005 compared to $0.58 for fiscal 2004. This decline was attributable mainly to the impact of lower finance income due to the run-off of the retained U.S. lease portfolio and the impact of the U.S. transaction and the Canadian Transaction, the decrease in equipment gross margins, the impact of lower Customer Services and Managed Services revenues and the impact of expensing stock based compensation, which began on October 1, 2004, partially offset by the effect of the fiscal 2005 restructuring activities, the sale or closure of unprofitable operations and our cost reduction efforts during fiscal 2005.

Financial Condition and Liquidity

Cash Flows and Liquidity

The following summarizes cash flows for the year ended September 30, 2006 as reported in our consolidated statements of cash flows:

2006

Cash provided by operating activities	$97,791
Cash provided by investing activities	327,558
Cash used in financing activities	(389,805)
Effect of exchange rate changes on cash and cash equivalents	4,990

Increase in cash and cash equivalents	40,534
Cash and cash equivalents at the beginning of the year	373,705

Cash and cash equivalents at the end of the year	$414,239

Operating Cash Flows

For the year ended September 30, 2006, cash provided by operating activities was $97,791. Net income from continuing operations was $106,249 and non-cash operating expenses, which include items such as depreciation, amortization, stock based compensation expense, restructuring and asset impairment charges, provisions for losses on accounts receivable and leases, gains on divestiture of businesses and assets, loss on early extinguishment of debt, loss on disposal of property and equipment, pension expense and deferred income taxes, were $15,284. Significant sources of cash included a decrease in accounts receivable of $91,536 and a decrease in inventory of $29,204. Accounts receivable decreased mainly due to improved collections from our customers and the timing of payments from GE. Amounts due from third party financing companies, including GE, decreased to $88,812 at September 30, 2006, compared to $150,047 at September 30, 2005. In fiscal 2006 we continued to focus on improving our accounts receivable collections. Our days sales outstanding on trade accounts receivable improved steadily year-over-year and our aged accounts receivable balances greater than 90 days old and greater than 180 days old declined year-over-year from 9% and 3%, to 7% and 1%, respectively. Inventory decreased and inventory turns improved slightly as a result of centralized purchasing and improvements in managing inventory levels more closely with sales orders, thereby reducing the need for pre-positioned or excess inventory and also from a reduction in the number of days between the time a customer places an order to when that order is shipped and delivered to the customer. However, we do expect inventory to be approximately $15,000 higher in fiscal 2007 compared to fiscal 2006 as a result of new product introductions. Other sources of cash included a decrease in prepaid expenses and other current assets of $2,704 and an increase in deferred revenue of $3,220. Offsetting these sources of cash was a use of cash from operating assets and liabilities of $149,247, which includes a decrease in accounts payable of $23,594 due to lower spending and the timing of the payment of invoices and purchases from our vendors and contributions to our defined benefit pension plans of $100,210.

Included in the changes above were interest payments of $56,547 and income tax payments of $155,364 during fiscal 2006.

Investing Cash Flows

During the year ended September 30, 2006, we generated $327,558 of cash from investing activities, mainly attributable to proceeds of $242,043 from the sales of Kafevend, the U.S. Retained Portfolio and the German lease receivables sold to GE. In addition, we generated $145,989 from the sale and collection of lease receivables, net of new lease additions. We also generated proceeds from the sale of equipment on operating leases of $21,647. Significant uses of cash during fiscal 2006 included expenditures for property and equipment and for equipment on operating leases of $37,470 and $40,705, respectively. Capital expenditures for operating leases represent purchases of equipment that are placed on rental with our customers.

Financing Cash Flows

During fiscal year 2006, we used $389,805 of cash for financing activities, including $281,230 for debt repayments. These payments include $142,452 of non-corporate debt, $54,307 for the purchase of our Convertible Notes and $84,007 for the tender of our 2008 Notes. Other cash uses included a repurchase of 10,677 shares of our outstanding common stock for $131,190 (including related fees) and $21,009 for dividends, representing $0.16 per common share to shareholders of record. Partially offsetting these outflows were inflows from the issuance of $23,964 of non-corporate debt by our European leasing subsidiaries, the receipt of proceeds from stock option exercises of $22,182 and a tax benefit relating to the exercise of stock options of $5,696.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations and commitments as of September 30, 2006:

		Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Corporate debt (including estimated interest payments)	$1,244,507	$45,536	$101,268	$85,623	$1,012,080
Non-corporate debt (including estimated interest payments)	162,261	162,213	48	—	—
Purchase commitments	92,216	92,163	53	—	—
Other long-term liabilities	130,283	7,439	23,240	15,549	84,055
Operating leases	320,703	105,060	123,575	57,287	34,781

Total	$1,949,970	$412,411	$248,184	$158,459	$1,130,916

Non-corporate debt excludes the maturity of debt supporting certain lease and residual value guarantees of $63,960. This debt will not be repaid unless (1) GE is unable to recover lease payments from a lessee as a result of our retained ownership risk in certain lease receivables, in which case we would be required to repurchase the related lease receivable (since inception of our relationship with GE in 2004, we have not been required to repurchase any lease receivables under this scenario), or (2) an IKON service performance failure relating to certain sold lease receivables is determined to relieve the lessee of its lease payment obligations. We anticipate that total repurchases, if any, of these sold lease receivables as a result of our service performance will be immaterial. Payments on non-corporate debt are generally made from collections of our lease receivables. At September 30, 2006, non-corporate debt (excluding debt supporting certain lease and residual value guarantees) was $153,016 and lease receivables (excluding the present value and residual value of certain lease receivable guarantees of $58,308), net of allowances, were $247,076.

Payments of $22,921 for other long-term liabilities in which it is not possible to estimate the exact timing of payment are included in “Thereafter.” Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other liabilities related to pension are included in “Thereafter” ($26,209) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions and the impact of any future voluntary contributions we may make.

Purchase commitments include unrecorded enforceable agreements to purchase goods or services that specify all significant and enforceable terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable without penalty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, except for, certain indemnifications provided to GE, as discussed in Note 8 of the Notes to the Consolidated Financial Statements. We evaluate estimated losses for such indemnifications under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material losses as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Liquidity Outlook

For fiscal 2007, we anticipate that we will generate cash from operations from $170,000 to $190,000. These expected results are primarily due to the generation of cash from net income. We expect a further reduction in accounts receivable of approximately $25,000 offset by an expected increase in inventory of approximately $15,000 and pension contributions of $10,000, including voluntary and involuntary contributions, during fiscal 2007. We expect net capital expenditures for the year to be between $70,000 and $90,000. In addition, during fiscal 2007, we expect to repurchase between $75,000 and $100,000 of our common stock and pay dividends of approximately $20,000.

We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures and payment of dividends.

CRITICAL ACCOUNTING POLICIES

We have identified below the accounting policies critical to our business and results of operations. We determined the critical accounting policies by considering accounting policies that involve the most complex or subjective decisions or assessments. Our accounting policies are more fully described in Note 1 to our Consolidated Financial Statements included in Item 8 of this report. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware are recognized upon receipt of credit approval, a signed sale or lease contract and a

“delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sale or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware are recognized upon credit approval, receipt of a signed sale or lease contract and delivery. We rarely offer equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement, the Canadian Rider and our German Program Agreement are recognized as they are earned.

The majority of our North American equipment transactions are with GE under the U.S. Program Agreement and Canadian Rider. Supporting our objective to provide complete solutions to our customers, in most cases, we enter into a service agreement with the end user when the copier/printer equipment is sold to GE. The typical service agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. For all other equipment transactions (not with GE), we often bundle a service contract with copier/printer equipment when it is sold to our customer. In those cases, revenue for each element of the bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from sales management. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price lists. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size and costs of financing. Equipment revenue is compared to the national price lists and if it falls within the applicable price range, no adjustment is required. If the equipment revenue is not within the applicable price range per the national price lists, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price lists.

As discussed under Item 9A, “Controls and Procedures,” during fiscal 2005, management identified certain control deficiencies in the Company’s internal controls over certain revenue and billing processes and, as a result, concluded that these deficiencies constituted a material weakness (the “Material Weakness”) in the Company’s internal control over financial reporting at September 30, 2005 and 2006. In light of the Material Weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements are fairly stated and prepared in accordance with generally accepted accounting principles (see Item 9A, “— Controls and Procedures”).

Billed revenue, accounts receivable and deferred revenue are reduced based on estimates derived by a statistically valid analysis based on historical data to mitigate the financial impact of the Material Weakness. Changes to these estimates could have a material adverse or positive effect on our financial position and results of operations.

Goodwill

We evaluate goodwill in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” We perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. We perform the review by comparing the fair value of a reporting unit, including goodwill, to its carrying value. The impairment review involves a number of assumptions and judgments including the identification of the appropriate reporting units and the calculation of their fair value. We use a combination of discounted cash flow projections and terminal values to calculate fair value. Our estimate of future cash flows and terminal values includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.

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

All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005, we froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $798 during the three months ended March 31, 2006.

Accounting for pensions requires the use of estimates and assumptions regarding numerous factors, including discount rates, rates of return on plan assets, compensation increases, mortality and employee turnover. Independent actuaries, in accordance with accounting principles generally accepted in the United States of America, perform the required calculations to determine expense and liabilities for pension benefits. Actual results that differ from our actuarial assumptions are generally accumulated and amortized over future periods.

Pension Assumptions

Assumptions used to determine periodic pension costs for the defined benefit pension plans were:

	Fiscal 2006		Fiscal 2005		Fiscal 2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	5.3%	5.3%	6.3%	5.8%	6.0%	5.7%
Rates of increase in compensation levels	N/A	4.0	3.0	4.0	3.0	4.0
Expected long-term rate of return on assets	7.5	7.6	8.5	8.0	8.5	8.0

Assumptions used to determine benefit obligations as of the end of each fiscal year for the defined benefit pension plans were:

	Ended September 30
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.4%	5.2%	5.1%	6.3%	5.8%
Rates of increase in compensation levels	N/A	4.0	3.0	4.0	3.0	4.0

The fiscal year 2006 assumptions used to determine net periodic benefit costs differed from the fiscal year 2005 assumptions used to determine the benefit obligations for the defined benefit pension plans as a result of the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006.

The discount rate is determined at each measurement date, June 30, 2006, after consideration of numerous factors and indices. In particular, and with the assistance of our financial consultants, we review the following high quality, fixed income indices, as we believe these indices reflect the duration of the liabilities under the U.S. Plans:

•	Moody’s AA bond averages plus a spread to approximate the duration of our plan liabilities;

•	the zero coupon Treasury bond rates; and

•	the Citigroup Pension Discount Curve.

Prior to fiscal 2005, the discount rate for the U.S. Plans was based on the Moody’s AA bond index. Similar processes are followed to determine the discount rate for the non-U.S. Plans. The expected long-term rate of return on assets assumption is reviewed at each measurement date based on the pension plans’ investments and investment policies, and an analysis of the expected and historical returns of the capital markets, adjusted for current interest rates, as appropriate. For fiscal 2006, the asset allocation policy for the U.S. tax-qualified defined benefit pension plan provided for 50% of the Plan’s assets to be invested in equity securities and 50% to be invested in fixed income securities. On November 1, 2006, the policy was revised to provide for a more conservative asset allocation, in order to better match the Plan’s assets with the benefit obligations these assets are intended to fund. As a result, during November 2006, the assets of the U.S. tax-qualified defined benefit pension plan were reallocated such that approximately 70% are now invested in fixed income securities, and approximately 30% remain invested in equity securities. In determining fiscal 2007 net periodic pension expense for the U.S. Plans, the expected long-term rate of return was decreased to 7.25%.

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

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal 2006 pension expense by approximately $2,547;

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal 2006 pension expense by approximately $1,034; and

•	a 25 basis point change in compensation levels from those used would have no impact on fiscal 2006 pension expense as a result of the freeze of the U.S. pension plans.

A sensitivity analysis on the non-U.S. Plans has not been presented herein as the impact of such analysis would have an immaterial impact to net periodic pension cost.

Financial Impact of Pensions

Contributions to the U.S. Plans were $86,878 and $40,392, during fiscal 2006 and 2005, respectively. These contributions included voluntary contributions of $85,000 and $31,200 during fiscal 2006 and fiscal 2005, respectively, in anticipation of future funding requirements. Contributions to non-U.S. Plans were $13,332 and $3,716, during fiscal 2006 and 2005, respectively.

In fiscal 2007, we will contribute approximately $1,425 and $2,528 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also expect to make additional voluntary contributions during fiscal 2007.

Net periodic pension expense was $27,603 in fiscal 2006, $43,079 in fiscal 2005 and $51,065 in fiscal 2004. The decrease in fiscal 2006 pension expense compared to fiscal 2005 pension expense was primarily due to the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006, the change in the weighted average discount rate assumption and from the impact of expected returns associated with voluntary contributions to the U.S. Plans. The decrease in fiscal 2005 pension expense compared to fiscal 2004 pension expense was primarily due to the increase in the discount rates, the impact of restricting entrance into the U.S. Plans for employees hired on or after July 1, 2004, and the impact of expected returns associated with a $75,000 voluntary contribution to the U.S. Plans during fiscal 2004.

As of September 30, 2006, we had unrecognized net actuarial losses of $47,889 related to our U.S. Plans and $23,150 related to our non-U.S. Plans. Additionally, we had unrecognized prior service costs of $2,628. These unrecognized losses are primarily the result of a decrease in the discount rates over the last five years. At September 30, 2006, our U.S. and non-U.S. plans were under funded by $17,264 and $15,506, respectively, compared to an under funded position of $312,990 and $34,276, respectively as of September 30, 2005. The year-over-year improvement is a result of the freeze of the U.S. and one of our non-U.S Plans, changes in interest rates and the large voluntary contributions made during fiscal 2006. Even though our under funded position was significantly improved as of September 30, 2006, a change in future interest rates may have a material adverse or positive impact on the future funded status of the Plans.

When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in other comprehensive income within Shareholders’ Equity. As of September 30, 2006 and 2005, Shareholders’ Equity includes a minimum liability, net of tax, of $41,291 and $127,704, respectively.

Effective September 30, 2005, the U.S. Plans were frozen and as a result, participants will no longer accrue benefits under these plans. Accordingly, the projected benefit obligation and the accumulated obligation of the U.S. Plans will be the same in future periods.

See Note 12 of the Notes to the Consolidated Financial Statements, included in Item 8 of this report, for additional information on our pension plans.

RESTRUCTURING

During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization, our corporate staff and our operating subsidiary in Mexico.

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 11 North American operating sites. As of September 30, 2005, all of the 11 BDS sites were closed or sold. Proceeds received from the sale of two sites were not material. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 16 of the Notes to the Consolidated Financial Statements, included in Item 8 of this report, for further information).

For the fiscal year ended September 30, 2006, pre-tax restructuring charges related to BDS were $444, and no additional asset impairment charges were incurred. For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to BDS were $9,267 and $1,331, respectively. The pre-tax components of the restructuring, asset impairment charges and other costs for fiscal 2006 and 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge (benefit):
Severance	$(78)	$3,584
Contractual commitments	588	2,686
Contract termination	(66)	2,997

Total restructuring charge	444	9,267
Asset impairment charge for fixed assets	—	1,331
Other non-restructuring items	(241)	891

Total	$203	$11,489

The restructuring charge includes severance for the termination of 302 employees during fiscal 2005, and the asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $281, which are included in “other non-restructuring items” in the table above. During fiscal 2006, the additional reserves for accounts receivable were decreased by $241. These charges are included within discontinued operations.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics and electronic discovery. During fiscal 2005, we closed 16 of 82 LDS sites in North America to provide cost flexibility and savings.

As a result of the closure of these sites, we recorded a pre-tax restructuring charge of $46 for the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to LDS were $2,094 and $229, respectively. The pre-tax components of the restructuring, asset impairment charges and other costs for fiscal 2006 and 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge (benefit):
Severance	$(23)	$1,322
Contractual commitments	68	612
Contract termination	1	160

Total restructuring charge	46	2,094
Asset impairment charge for fixed assets	—	229
Other non-restructuring items	(126)	112

Total	$(80)	$2,435

The restructuring charge includes severance for the termination of 157 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $44 and recorded additional reserves for accounts receivable of $68, which are included in “other non-restructuring items” in the table above. During fiscal 2006, reserves for accounts receivable were decreased by $126.

Field Organization and Corporate Staff Reduction

During fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we expect to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,176 representing severance for 381 employees during the fiscal year ended September 30, 2005. In addition, we recorded asset impairments representing fixed asset write-offs in the amount of $112 during fiscal 2005. During fiscal 2006, we recorded a pre-tax restructuring benefit of $368 as a result of a revision to our original estimate based on more recent information that we did not have at the time the reserve was established.

Summarized Restructuring Activity

The pre-tax components of the restructuring and asset impairment charges for fiscal 2006 and fiscal 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge:
Severance	$(469)	$13,082
Contractual commitments	656	3,298
Contract termination	(65)	3,157

Total restructuring charge	122	19,537
Asset impairment charge for fixed assets	—	1,672
Other non-restructuring items	(367)	1,003

Total	$(245)	$22,212

We calculated the asset impairment charges in accordance with SFAS 144. The proceeds received for sites sold or held for sale were not sufficient to cover the fixed asset balances and, as such, those balances were written off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred within INA and Corporate.

The following presents a reconciliation of the restructuring charges in fiscal 2005 to the accrual balance remaining at September 30, 2006, which is included in other accrued expenses on the consolidated balance sheets:

		Cash	Non-Cash			Cash
	Fiscal 2005	Payments	Charges	Balance	Fiscal 2006	Payments	Ending Balance
	Charge	Fiscal 2005	Fiscal 2005	September 30, 2005	Adjustments*	Fiscal 2006	September 30, 2006

Severance	$13,082	$(11,107)	$—	$1,975	$(469)	$(1,506)	$—
Contractual commitments	3,298	(1,846)	—	1,452	656	(1,211)	897
Contract termination	3,157	(3,034)	—	123	(65)	(58)	—
Asset impairments	1,672	—	(1,672)	—	—	—	—
Other non-restructuring items	1,003	—	(1,003)	—	(367)	367	—

Total	$22,212	$(15,987)	$(2,675)	$3,550	$(245)	$(2,408)	$897

*	The adjustments in the table above are the result of revising our estimates based on more recent information, which we did not have at the time the reserve was established. The adjustments made during fiscal 2006 were not material to our consolidated financial statements.

The year ended September 30, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed at Note 16 to the consolidated financial statements, included in

Item 8 of this report). The restructuring (benefit) charge for continuing operations was $(322) and $10,543 for fiscal 2006 and 2005, respectively.

The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Beyond	Total

Projected Payments
Contractual commitments	$426	$226	$183	$62	$897

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $527 at September 30, 2006. To the extent that sublease income cannot be realized, changes to the restructuring charges will be incurred in each period in which sublease income is not received.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates, if any, relates primarily to our invested cash balances and our non-corporate debt under our revolving asset securitization conduit financing agreement, which is used primarily to fund the lease receivables portfolio in the United Kingdom. This debt is current and at a variable rate. Our interest rate exposure is capped at 7.0% via an interest rate cap. As of September 30, 2006, we have essentially no exposure to market risk for changes in interest rates associated with our corporate long-term debt because all of our corporate long-term debt obligations are at fixed interest rates as shown below. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations, excluding $63,960 of debt supporting certain lease and residual value guarantees at September 30, 2006:

	2007	2008	2009	2010	2011	Thereafter

Corporate debt
Fixed rate	$1,487	$13,631	$—	$—	$—	$579,947
Average interest rate	5.0%	7.3%				7.2%
Non-corporate debt
Variable rate	$152,971	$45	$—	$—	$—	$—
Average interest rate	6.0%	6.2%

The carrying amounts and fair value of our financial instruments, excluding $63,960 and $58,889 of debt supporting certain lease and residual value guarantees, at September 30, 2006 and 2005, respectively, are as follows:

	September 30,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Bond issues	$593,571	$550,318	$727,927	$663,388
Sundry notes, bonds and mortgages	1,494	1,494	1,366	1,366
Non-corporate debt	153,016	153,016	465,777	458,645
Interest rate swaps	—	—	411	411

During the year ended September 30, 2006, our leased-backed notes were repaid or sold and the interest rate swap agreements were terminated or settled. The following table presents, as of September 30, 2005, information regarding the interest rate swap agreements to which we were a party: (i) the notional amount; (ii) the fixed interest rate payable by us; (iii) the variable interest rate payable to us by the counterparty under the agreement; (iv) the fair value of the instrument; and (v) the maturity date of the agreement.

September 30, 2005
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

$43,719	2.095%	LIBOR	$411	July 2007

Foreign Exchange Risk

We have various non-U.S. operating locations that expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. As of September 30, 2006 and 2005 we had no such arrangements of this nature in place.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.

We have completed integrated audits of IKON Office Solutions, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries (the “Company”) at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 the Company adopted FASB Statement No. 123(R) “Share-Based Payment” during the year ended September 30, 2005 to record the impact of stock-based compensation.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that IKON Office Solutions, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, because the Company did not maintain effective controls over the accuracy and validity of revenue, accounts receivable and deferred revenue, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of September 30, 2006 the Company did not maintain effective controls over the accuracy and validity of revenue, accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. Because as of September 30, 2006, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies, in the aggregate, constitute a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the September 30, 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that IKON Office Solutions, Inc. did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, IKON Office Solutions, Inc. has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
December 1, 2006

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2006	2005	2004
	(in thousands, except per share data)

Revenues
Equipment	$1,790,188	$1,767,012	$1,744,193
Customer service and supplies	1,445,561	1,482,020	1,505,544
Managed and professional services	740,998	710,002	720,761
Rental and fees	151,228	175,257	133,797
Other	100,274	243,014	461,413

	4,228,249	4,377,305	4,565,708

Cost of Revenues
Equipment	1,339,862	1,300,156	1,252,730
Customer service and supplies	797,541	811,540	842,032
Managed and professional services	547,284	527,659	507,498
Rental and fees	45,288	51,664	33,933
Other	56,496	134,608	244,799

	2,786,471	2,825,627	2,880,992

Gross Profit
Equipment	450,326	466,856	491,463
Customer service and supplies	648,020	670,480	663,512
Managed and professional services	193,714	182,343	213,263
Rental and fees	105,940	123,593	99,864
Other	43,778	108,406	216,614

	1,441,778	1,551,678	1,684,716

Selling and administrative	1,251,848	1,396,669	1,470,707
(Gain) loss on divestiture of businesses and assets, net	(11,497)	(11,531)	11,427
Asset impairments and restructuring (benefit) charge	(322)	10,543	—

Operating income	201,749	155,997	202,582
Loss from the early extinguishment of debt, net	5,535	6,034	35,906
Interest income	13,040	7,388	3,259
Interest expense	51,336	52,401	51,318

Income from continuing operations before taxes on income	157,918	104,950	118,617
Taxes on income	51,669	31,755	30,308

Income from continuing operations	106,249	73,195	88,309

Discontinued Operations
Operating loss	(78)	(20,709)	(7,623)
Tax benefit	31	8,180	3,008

Net loss from discontinued operations	(47)	(12,529)	(4,615)

Net income	$106,202	$60,666	$83,694

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.81	$0.52	$0.60
Discontinued operations	0.00	(0.09)	(0.03)

Net income	$0.81	$0.43	$0.57

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.80	$0.51	$0.58
Discontinued operations	0.00	(0.08)	(0.03)

Net income	$0.80	$0.43	$0.55

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2006	2005
	(in thousands)

Assets
Cash and cash equivalents	$414,239	$373,705
Restricted cash	—	18,272
Accounts receivable, net (Note 2)	586,246	678,313
Lease receivables, net (Note 3)	83,051	317,928
Inventories	214,792	241,470
Prepaid expenses and other current assets	34,742	42,660
Deferred taxes (Note 15)	46,504	55,566

Total current assets	1,379,574	1,727,914

Long-term lease receivables, net (Note 3)	222,333	503,281
Equipment on operating leases, net (Note 5)	83,248	101,614
Property and equipment, net (Note 5)	144,453	144,309
Deferred taxes	30,215	—
Goodwill (Note 6)	1,297,333	1,280,578
Other assets	74,543	74,123

Total Assets	$3,231,699	$3,831,819

Liabilities
Current portion of corporate debt (Note 7)	$1,487	$1,137
Current portion of non-corporate debt (Note 7)	152,971	299,359
Trade accounts payable	220,585	240,306
Accrued salaries, wages and commissions	109,090	94,614
Deferred revenues	118,146	111,890
Taxes payable	15,831	26,218
Other accrued expenses	139,590	163,816

Total current liabilities	757,700	937,340

Long-term corporate debt (Note 7)	593,578	728,156
Long-term non-corporate debt (Note 7)	64,005	225,307
Deferred taxes (Note 15)	—	20,853
Other long-term liabilities	130,283	349,819

Commitments and contingencies (Note 8)

Shareholders’ Equity
Common stock, no par value	1,044,633	1,030,462
Retained earnings	828,255	755,864
Accumulated other comprehensive income (loss)	59,169	(65,426)
Cost of common shares in treasury	(245,924)	(150,556)

Total Shareholders’ Equity	1,686,133	1,570,344

Total Liabilities and Shareholders’ Equity	$3,231,699	$3,831,819

Supplemental Information
Shares of common stock authorized	300,000	300,000
Shares of common stock issued	150,624	150,140
Treasury stock	21,695	14,390

Shares of common stock outstanding	128,929	135,750

Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding	—	—

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2006	2005	2004
	(in thousands)

Cash Flows from Operating Activities
Net income	$106,202	$60,666	$83,694
Net loss from discontinued operations	(47)	(12,529)	(4,615)

Income from continuing operations	106,249	73,195	88,309
Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	70,070	73,110	81,894
Amortization	3,300	5,256	8,570
(Gain) loss from divestiture of businesses and assets	(11,497)	(11,531)	11,427
Loss on disposal of property and equipment	4,057	3,729	5,125
Provision for losses on accounts receivable	2,165	14,237	7,684
Restructuring and asset impairment (benefit) charge	(322)	10,543	—
Provision for deferred income taxes	(95,261)	(102,972)	(289,380)
Provision for lease default reserves	437	2,929	28,226
Stock-based compensation expense	9,197	10,060	515
Pension expense	27,603	43,079	51,065
Loss from the early extinguishment of debt	5,535	6,034	35,906
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	91,536	37,288	(252,755)
Decrease (increase) in inventories	29,204	(14,116)	(5,951)
Decrease (increase) in prepaid expenses and other current assets	2,704	8,003	(39,804)
(Decrease) increase in accounts payable	(23,594)	(68,557)	57,838
Increase in deferred revenue	3,220	2,058	9,944
Decrease in accrued expenses	(11,346)	(1,694)	(54,638)
Contributions to pension plans	(100,210)	(44,108)	(97,500)
Decrease in taxes payable	(11,632)	(28,098)	(9,408)
Decrease in accrued restructuring	(1,534)	(8,306)	—
Other	(931)	218	(2,452)

Net cash provided by (used in) continuing operations	98,950	10,357	(365,385)
Net cash used in discontinued operations	(1,159)	(13,076)	(6,742)

Net cash provided by (used in) operating activities	97,791	(2,719)	(372,127)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses and assets (Note 13)	242,043	23,107	1,849,148
Expenditures for property and equipment	(37,470)	(28,000)	(37,725)
Expenditures for equipment on operating leases	(40,705)	(44,149)	(52,459)
Proceeds from the sale of equipment on operating leases	21,647	23,677	12,003
Proceeds from the sale of lease receivables (Note 3)	201,687	249,083	383,381
Lease receivables — additions	(348,119)	(385,630)	(1,191,212)
Lease receivables — collections	292,421	531,267	1,172,942
Proceeds from life insurance (cash surrender value)	—	55,343	—
Other	(3,946)	(1,032)	(7,639)

Net cash provided by continuing operations	327,558	423,666	2,128,439
Net cash provided by (used in) discontinued operations	—	1,558	(1,319)

Net cash provided by investing activities	327,558	425,224	2,127,120

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	(30)	(774)	(3,167)
Repayment of other borrowings	(7,786)	(3,429)	(60,047)
Proceeds from the issuance of long-term corporate debt	—	227,049	1,055
Debt issuance costs	(2,510)	(4,140)	—
Long-term corporate debt repayments	(138,748)	(300,723)	(327,929)
Non-corporate debt — issuances	23,964	18,756	440,974
Non-corporate debt — repayments	(142,452)	(366,481)	(1,676,603)
Dividends paid	(21,009)	(22,393)	(23,476)
Decrease in restricted cash	2,127	8,760	68,815
Proceeds from option exercises	22,182	4,787	10,154
Tax benefit relating to stock plans	5,696	1,843	—
Purchase of treasury shares	(131,190)	(86,943)	(78,124)
Other	(49)	—	—

Net cash used in financing activities	(389,805)	(523,688)	(1,648,348)
Effect of exchange rate changes on cash and cash equivalents	4,990	1,937	6,276

Net increase (decrease) in cash and cash equivalents	40,534	(99,246)	112,921
Cash and cash equivalents at the beginning of the year	373,705	472,951	360,030

Cash and cash equivalents at the end of the year	$414,239	$373,705	$472,951

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30
	2006	2005	2004

Common Stock
Balance, beginning of year	$1,030,462	$1,020,603	$1,013,192
Stock based compensation expense	9,197	10,060	515
Tax benefit relating to stock plans	5,696	1,843	5,428
Other, net	(722)	(2,044)	1,468

Balance, end of year	$1,044,633	$1,030,462	$1,020,603

Retained Earnings
Balance, beginning of year	$755,864	$723,847	$666,118
Net income	106,202	60,666	83,694
Cash dividends declared:
Common stock, per share: 2006 — $0.16; 2005 — $0.16; 2004 — $0.16	(21,009)	(22,393)	(23,476)
Issuance of treasury shares	(12,802)	(6,256)	(2,489)

Balance, end of year	$828,255	$755,864	$723,847

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(65,426)	$20,195	$(60,791)
Translation adjustment	38,444	(4,402)	42,542
SFAS 133 adjustment	(262)	85	12,104
Minimum pension liability adjustment	86,413	(81,304)	26,340

Other comprehensive income (loss)	124,595	(85,621)	80,986

Balance, end of year	$59,169	$(65,426)	$20,195

Treasury Stock
Balance, beginning of year	$(150,556)	$(76,927)	$(13,099)
Purchases	(131,190)	(86,943)	(78,124)
Exercise of options	35,031	11,097	13,643
Issuance of shares for employee stock plans	791	2,217	653

Balance, end of year	$(245,924)	$(150,556)	$(76,927)

Comprehensive Income (Loss)
Net income	$106,202	$60,666	$83,694
Other comprehensive income (loss) per above	124,595	(85,621)	80,986

Comprehensive income (loss)	$230,797	$(24,955)	$164,680

Components of Accumulated Other Comprehensive Income (Loss)
Accumulated translation	$100,460	$62,016	$66,418
Net gain on derivative financial instruments, net of tax expense of: 2005 — $(150); 2004 — $(106)	—	262	177
Minimum pension liability	(41,291)	(127,704)	(46,400)

Balance, end of year	$59,169	$(65,426)	$20,195

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”) in the U.S., and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We sold additional assets, namely retained lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006 (the “U.S. Retained Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale. We also sold German lease receivables to GE as of June 8, 2006 and entered into a five year program agreement (the “German Program Agreement”) designating GE as our preferred lease financing source in Germany. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.

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

Revenue Recognition

We install the majority of the equipment we sell. Revenues for company-installed copier/printer equipment and technology hardware, included in net sales, are recognized upon receipt of credit approval, a signed sale or lease contract and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sales or lease contract. Revenues for customer-installed copier/printer equipment and technology hardware, included in equipment revenues, are recognized upon credit approval, receipt of a signed sale or lease contract and delivery. Generally, we do not offer any equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue within equipment revenues when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees earned under the U.S. Program Agreement and the Canadian Rider are recognized as they are earned (see Note 13).

The majority of our North American equipment transactions are with GE under the U.S. Program Agreement and Canadian Rider. Supporting our objective to provide complete solutions to our customers, in most cases, we enter into a service agreement with the end user when the copier/printer equipment is sold to GE.

The typical service agreement includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. For all other equipment transactions (not with GE), we often

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bundle a service contract with copier/printer equipment when it is sold to our customer. In those cases, revenue for each element of the bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from sales management. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is first allocated to service revenue using the fair value per our national price lists. The remaining revenue is allocated to equipment revenue and finance income based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size and costs of financing. Equipment revenue is compared to the national price lists and if it falls within the applicable price range, no adjustment is required. If the equipment revenue is not within the applicable price range, service and equipment revenues are proportionately adjusted while holding the interest rate constant, so that both service and equipment revenues fall within the price range per the national price lists.

Billed revenue, accounts receivable and deferred revenue are reduced based on estimates derived by a statistically valid analysis based on historical data to mitigate the financial impact of the Material Weakness described in Item 9A of this report. Changes to these estimates could have a material effect on our financial position and results of operations.

Advertising

Advertising costs are expensed the first time the advertisement is run. Advertising expense was $2,116, $3,116 and $5,863 for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards (“SFAS”) 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax basis of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years. A valuation allowance has been established to reduce deferred taxes to the amount that is more likely than not to be realized due to items discussed in Note 15.

Sales Taxes

We present taxes assessed by a governmental authority including sales, use, value added and excise taxes on a net basis and therefore the presentation of these taxes is excluded from our revenues and is shown as a liability on our balance sheet until remitted to the taxing authorities.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash

Restricted cash primarily represented the cash that had been collected on the leases that were pledged as collateral for lease-backed notes. This cash was segregated within two business days into a trust account and the cash was used to pay the principal and interest on lease-backed notes as well as any associated administrative expenses. The level of restricted cash was impacted from one period to the next by the volume of the leases pledged as collateral on the lease-backed notes and timing of collections on such leases.

Book Overdrafts

We had $6,775 and $17,107 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at September 30, 2006 and 2005, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

Supplier Allowances

We receive allowances from our suppliers through a variety of programs and arrangements. Supplier rebates and other miscellaneous incentives are earned based on purchases or product sales and are accrued ratably over the purchase of the related product, but only if it is probable that the required volume levels will be reached. These monies are recorded as a reduction of inventories and are recognized as a reduction to cost of sales as the related inventories are sold. The Company’s vendor funding arrangements do not provide for any reimbursement arrangements that are for specific, incremental, identifiable costs that are permitted under Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” for the funding to be recorded as a reduction to advertising or other selling and administrative expenses.

Sale of Lease Receivables

From time-to-time, we sell lease receivables to GE and other syndicators (the “Purchasers”). The lease receivables are removed from our balance sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control are accounted for as borrowings. Lease receivables are considered sold when they are transferred beyond the reach of our creditors, the Purchasers have the right to pledge or exchange the assets and we have surrendered control over the rights and obligations of the lease receivables.

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

Long-Lived Assets

Property and equipment are recorded at cost. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains or losses are

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the consolidated statements of income. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets as follows:

Equipment on operating leases	1-5 years
Production equipment	3-5 years
Furniture and office equipment	3-7 years
Capitalized software	3-10 years
Leasehold improvements	shorter of the asset life or term of lease
Buildings	20 years

Maintenance and repairs are charged to operations; replacements and betterments are capitalized. We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation expense related to capitalized software was $17,024, $16,922 and $19,402 in fiscal 2006, 2005 and 2004, respectively.

The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ future life. At September 30, 2006 and 2005, we had no significant asset retirement obligations.

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

Environmental Liabilities

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities, based on management’s best estimate of aggregate environmental exposure. Recoveries of expenditures are recognized as receivables when they are estimable and probable. Estimated liabilities are not discounted to present value. See Note 8.

Shipping and Handling Fees

Shipping and handling fees that are collected from our customers in connection with our sales are recorded as revenue. The costs incurred with respect to shipping and handling are recorded as cost of sales.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues and Selling and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Revenues

Includes the actual cost of merchandise sold and services performed, and the majority of costs associated with our distribution network including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and the costs of moving, storing and delivering finished product to our customers. Also included in cost of revenues are vendor allowances, inventory shrinkage and obsolescence. We do exclude some costs associated with our distribution network from cost of revenues and classify them as selling and administrative expenses. These costs primarily relate to third party logistics for parts and supplies, as well as compensation and benefit costs for IKON employed delivery drivers. We believe these costs, which approximate 1% of our total cost of revenues, are not significant when compared to the total costs associated with our distribution network, but some companies may include these types of costs in cost of revenues, while others like us may exclude a portion of them or possibly other more significant costs associated with their distribution network from their gross margins. Therefore, our gross margins may not be directly comparable to others.

Selling and Administrative

Includes costs associated with compensation and benefits (including share-based payments), commissions, insurance, depreciation, facilities, information technology and professional and legal fees.

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

Financial Instruments

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income (see Note 18).

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statements of income at the time of extinguishment.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Pending Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements but for some entities the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 5, 2007. Therefore this standard will not be effective for the Company until our fiscal year beginning October 1, 2008. We are currently evaluating the impact of SFAS 157, but we do not expect a material impact from the adoption of SFAS 157 on our consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statements of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. We are currently evaluating the impact of SFAS 158, but we do not expect a material impact from the adoption of this standard on our consolidated financial position, results of operations or cash flows, as a result of the freeze of our U.S. and one of our non-U.S. plans. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006. Therefore this standard will not be effective for the Company until our fiscal year ended September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Therefore this part of the standard will not be effective for the Company until our fiscal year ended September 30, 2009.

In September 2006, the Securities and Exchange Commission’s Office (“SEC”) announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition measurement and threshold process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in our first quarter of fiscal 2008. We are in the process of determining the impact, if any, the adoption of FIN 48 will have on our consolidated financial statements and related disclosures.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACCOUNTS RECEIVABLE

Trade accounts receivables are recorded when revenue is recognized or deferred in accordance with our revenue recognition policy discussed in Note 1. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected. Accounts receivable consisted of the following at September 30:

	2006	2005

Gross trade receivables from GE, including amounts unbilled	$88,812	$150,047
Gross trade receivables from other customers	453,628	459,801
Allowance for doubtful accounts — trade receivables	(8,493)	(12,284)

Total trade receivables, net	533,947	597,564

Other receivables, gross	66,799	95,678
Allowance for doubtful accounts — other receivables	(14,500)	(14,929)

Total other receivables, net	52,299	80,749

Total accounts receivable, net	$586,246	$678,313

Amounts unbilled to GE represent equipment sales in which revenue recognition requirements have been achieved, however, funding documentation is in transit and has not been received by GE.

3.	LEASE RECEIVABLES

Our captive finance subsidiaries in the U.K. are engaged in purchasing office equipment and leasing the equipment to customers under direct financing leases.

Components of lease receivables, net, are as follows:

	September 30
	2006	2005

Gross receivables	$252,877	$731,180
Unearned income	(42,893)	(110,478)
Unguaranteed residuals	100,873	207,120
Lease default reserve	(5,473)	(6,613)

Lease receivables, net	305,384	821,209
Less: current portion	83,051	317,928

Long-term lease receivables, net	$222,333	$503,281

The lease default balances at September 30, 2006 and 2005, relate to our European lease portfolio.

As discussed in Note 13, we sold $56,702 of our German lease receivables and $326,880 of our U.S. Retained Portfolio lease receivables to GE during fiscal 2006.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.

During fiscal 2006 and 2005, we sold $201,687 and $249,083, respectively, of our lease receivables to GE and other syndicators. These amounts do not include the lease receivables sold in connection with the German and U.S. Retained Portfolio transactions with GE discussed above and in Note 13. No material gain or loss resulted from these transactions.

At September 30, 2006, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years are as follows: 2007 — $93,698; 2008 — $73,345; 2009 — $48,930; 2010 — $27,529; 2011 — $9,094; and thereafter — $281.

IKON Capital PLC, our leasing subsidiary in the United Kingdom, maintains a £95,000 (approximately $177,869 at September 30, 2006) revolving asset securitization conduit financing agreement (the “U.K. Conduit”). The U.K. Conduit, which allows us to receive up to £95,000 of cash, was structured as a revolving asset securitization agreement so that as collections reduce previously pledged or transferred interests in the leases, additional leases can be pledged or transferred up to the above amount. As of September 30, 2006, we pledged or transferred £95,992 in financing lease receivables as collateral for the outstanding U.K. Conduit balance of £81,600. As of September 30, 2005, we pledged or transferred £88,893 in financing lease receivables as collateral for the outstanding U.K. Conduit balance of £70,000.

As of September 30, 2006, IKON Capital PLC had £13,400 available under the U.K. Conduit. The U.K. Conduit names IKON Capital PLC as the initial servicer of the lease portfolios.

4.	LEASES

Assets acquired under capital leases are included in property and equipment in the amount of $1,429 and $2,538 in fiscal 2006, and 2005, respectively, and the related amounts of accumulated amortization are $484 and $1,807 in fiscal 2006 and 2005, respectively. Related obligations are in long-term debt and related amortization is included in depreciation expense.

At September 30, 2006, future minimum lease payments under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2007 — $105,060; 2008 — $74,592; 2009 — $48,983; 2010 — $34,134; 2011 — $23,153; and thereafter — $34,781.

Total rental expense was $72,972, $83,413 and $93,823 in fiscal 2006, 2005 and 2004, respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2006	2005

Land	$1,484	$1,484
Buildings and leasehold improvements	38,247	37,236
Production equipment	27,801	15,378
Furniture and office equipment	47,494	56,280
Capitalized software	146,887	141,635

	261,913	252,013
Less: accumulated depreciation	(117,460)	(107,704)

	$144,453	$144,309

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fully depreciated assets of $132,557 and $198,952 at September 30, 2006 and September 30, 2005, respectively, were excluded from the balances noted above.

	September 30
	2006	2005

Equipment on operating leases	$147,855	$173,502
Less: accumulated depreciation	(64,607)	(71,888)

	$83,248	$101,614

6.	GOODWILL

Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total

Goodwill at September 30, 2004	$951,931	$337,426	$1,289,357
Sale of business	—	(9,806)	(9,806)
Translation adjustment	8,899	(7,872)	1,027

Goodwill at September 30, 2005	$960,830	$319,748	$1,280,578
Sale of business	—	(12,511)	(12,511)
Acquisitions	—	5,512	5,512
Translation adjustment	1,577	22,177	23,754

Goodwill at September 30, 2006	$962,407	$334,926	$1,297,333

Changes in the goodwill balance since September 30, 2005 are attributable mainly to foreign currency translation adjustments and the sale of Kafevend (discussed in Note 13).

During fiscal 2006, we made three small acquisitions in Germany for approximately $7,000. Both individually and in the aggregate, we believe these acquisitions are immaterial to our Consolidated Financial Statements and do not require further disclosure herein.

7.	NOTES PAYABLE AND LONG-TERM DEBT

Long-term Debt

Long-term corporate debt consisted of:

	September 30
	2006	2005

Bond issue at stated interest rate of 6.75%, net of discount (2006 — $3,356; 2005 — $3,438), due 2025, effective interest rate of 6.85%	$260,386	$260,304
Bond issue at stated interest rate of 7.30%, net of discount (2006 — $446; 2005 — $454), due 2027, effective interest rate of 7.34%	94,554	94,546
Convertible subordinated notes at stated interest rate of 5.00%, due 2007	—	53,242
Notes payable at stated interest rate of 7.25%, due 2008	13,631	94,835
Notes payable at stated interest rate of 7.75%, due 2015	225,000	225,000
Sundry notes, bonds and mortgages at average interest rate (2006 — 5.6%; 2005 — 4.1%), due 2007	709	636
Present value of capital lease obligations (gross amount: 2006 — $911; 2005 — $893)	785	730

	595,065	729,293
Less: current maturities	1,487	1,137

	$593,578	$728,156

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term non-corporate debt consisted of:

	September 30
	2006	2005

Lease-backed notes at average interest rate of 3.35%	$—	$332,233
Asset securitization conduit financing at average interest rate of 6.04% (2006) and 6.53% (2005) due — 2007	152,915	124,122
Notes payable to banks at average interest rate: 6.23% (2006) and 4.86% (2005) due 2007 — 2008	101	9,422
Debt supporting certain lease and residual value guarantees	63,960	58,889

	216,976	524,666
Less: current maturities	152,971	299,359

	$64,005	$225,307

Corporate debt and non-corporate debt matures as follows:

	Corporate	Non-Corporate
Fiscal Year	Debt	Debt

2007	$1,487	$152,971
2008	13,631	45
2009	—	—
2010	—	—
2011	—	—
2012 — 2027	579,947	—

The above table excludes the maturity of debt supporting certain lease and residual value guarantees of $63,960 (see discussion below). Maturities of lease-backed notes are based on the contractual maturities of leases.

Debt Purchases

During fiscal 2006, we purchased the following debt before its contractual maturity:

	Principal
	Amount	Settlement
	Purchased	Amount

Note payable at stated interest rate of 7.25%, due 2008	$81,204	$84,007
Convertible subordinated notes at stated rate of 5.00%, due 2007	53,242	54,307

	$134,446	$138,314

On May 25, 2006, we completed the cash tender offer to purchase any and all of our 7.25% notes due 2008 (the “2008 Notes”). We accepted tenders for $81,204 of aggregate principal amount (representing approximately 86%) of the 2008 Notes. As a result of the tender, we recognized a loss during fiscal 2006 from the early extinguishment of debt of $3,885, including the write-off of unamortized costs.

During October 2005, we purchased the remaining $53,242 of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”) for $54,307. As a result of these repurchases, we recognized a loss during fiscal 2006 from the early extinguishment of debt of $1,650, including the write-off of unamortized costs.

During fiscal 2005, we purchased $236,758 of debt for $239,763. As a result of these debt repurchases, we recognized a loss during fiscal 2005 from the early extinguishment of debt of $6,034, including the write-off of unamortized costs.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2004, we purchased $277,253 of debt for $305,269. As a result of these debt repurchases, plus the termination of certain debt instruments, we recognized a loss, including the write-off of unamortized costs, of $35,906 during fiscal 2004.

Debt Issuances

In September 2005, we issued $225,000 of notes payable (the “2015 Notes”) with an interest rate of 7.75%, which mature in September 2015. Interest is paid on the 2015 Notes semi-annually in March and September of each year, which began in March 2006.

In June 2003, we issued $350,000 of 2008 Notes with an interest rate of 7.25% (7.43% yield including the original issue discount), which mature on June 30, 2008. Interest is paid on the 2008 Notes semi-annually in June and December. During fiscal 2004 and fiscal 2006, we early extinguished $255,165 and $81,204, respectively, of these notes as discussed above.

In May 2002, we issued $300,000 of Convertible Notes with an interest rate of 5.0%, which were due on May 1, 2007. The Convertible Notes were convertible into shares of our common stock at any time before maturity at a conversion price of $15.03 per share. Interest was paid on the Convertible Notes semi-annually. During fiscal 2005 and 2004, we early extinguished $236,758 and $10,000, respectively, of these notes and redeemed the remaining balance in October 2005.

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

Lease-Backed Notes

During the year ended September 30, 2006, $202,039 of our lease-backed notes were assumed by GE in connection with the U.S. Retained Portfolio Sale.

Asset Securitization Conduit Financing Agreements — United Kingdom

IKON Capital PLC, our leasing subsidiary in the United Kingdom, maintains the U.K. Conduit, a £95,000 (approximately $177,869 at September 30, 2006) revolving asset securitization conduit financing agreement. At September 30, 2006 and September 30, 2005, we had approximately £13,400 and £15,000, respectively, available under the U.K. Conduit. During the year ended September 30, 2006, there was approximately £11,600 in borrowings and no repayments in connection with the U.K. Conduit.

Debt Supporting Certain Lease and Residual Value Guarantees

Due mainly to certain provisions within our agreements with GE, when we are the original equipment lessor (primarily state and local government contracts), we are required to record debt (and related assets) for certain lease and residual value guarantees. As of September 30, 2006 and 2005, we had recorded $63,960 and $58,889, respectively, of debt on our balance sheet comprised of the following:

•	We have transferred $54,623 of lease receivables to GE ($53,034 in the U.S. and $1,589 in Germany), for which we have retained certain risks of ownership relating to the assignment of the receivables. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the lease receivables on our balance sheet. In the event GE is unable to recover any lease payments from the lessee as a result of our retained ownership risk, we would be required to repurchase the lease receivable. Since the inception of our relationship with GE in 2004, we have not been required to repurchase any lease receivables under this scenario. This balance was $35,145 at September 30, 2005.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	We have transferred lease receivables to GE for which we have retained certain risks of ownership relating to potential service performance failures. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At September 30, 2006 and 2005, we had recorded $3,850 and $9,798, respectively, of debt and associated residual value. This debt will not be repaid unless required under the applicable lease agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. We expect the total repurchases of lease receivables in the future, if any, relating to our service performance to be immaterial.

•	We have $5,487 of debt related to equipment on operating leases that has been funded by GE for which we are required to keep the net book value of the operating leases and a corresponding amount of debt on our balance sheet until the expiration of the operating lease agreement. This balance was $12,428 at September 30, 2005.

Capital Lease Obligations

Capital lease obligations and mortgages are collateralized by property and equipment that had a net book value of $945 at September 30, 2006.

Credit Facility

We entered into an amended and restated $200,000 secured credit facility with a group of lenders effective June 28, 2006 (the “Credit Facility”). The Credit Facility, which matures on June 28, 2011, provides the availability of revolving loans, with certain sub-limits, and provides support for letters of credit. The amount of credit available under the Credit Facility is reduced by open letters of credit. The amount available under the Credit Facility for borrowings was $170,080 at September 30, 2006. The amount available under the Credit Facility for additional letters of credit was $70,080 at September 30, 2006. The Credit Facility is secured by our domestic accounts receivable and domestic inventory, the stock of our first-tier domestic subsidiaries, 65% of the stock of our first-tier foreign subsidiaries and all of our intangible assets. Under the terms of the Credit Facility we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter.

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

Debt Covenants

As of September 30, 2006, we were in compliance with all of our covenants associated with our debt instruments.

Lines of Credit

We have certain committed and uncommitted lines of credit, some of which are net of standby letters of credit. As of September 30, 2006, we had $210,074 available under lines of credit, including $170,080 available under the Credit Facility. We also had open standby letters of credit totaling $29,920. The letters of credit are supported by the Credit Facility. All letters of credit expire within one year.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Payments

We made interest payments of $56,547, $60,537 and $63,564 during fiscal 2006, 2005 and 2004, respectively.

8.	CONTINGENCIES

Environmental and Legal

We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,444 and $7,710 as of September 30, 2006 and September 30, 2005, respectively, for our environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other long-term liabilities.

During fiscal 2006 and 2005, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the fiscal years ended September 30, 2006, 2005 and 2004, payments related to these obligations were $299, $290 and $406, respectively, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of September 30, 2006 and September 30, 2005, our accrual for black lung and workers’ compensation liabilities related to B&T was $10,147 and $10,922, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.

As of September 30, 2006, we had accrued aggregate liabilities totaling $1,200 in other accrued expenses and $16,391 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe the possibility is remote that a loss exceeding amounts accrued that would be material to our consolidated financial statements may have been incurred.

Other Contingencies

In connection with the Transactions, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such transactions. Under the definitive asset purchase agreements in connection with the Transactions, if GE were to incur a liability in connection with an indemnifiable claim, we may be required to reimburse GE for the full amount of GE’s damages.

We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at September 30, 2006 was $261,736. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $529 at September 30, 2006. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.

We have a deferred tax asset of $21,182 related to our operations in Canada. As previously disclosed in our Form 10-Q for the period ended June 30, 2006, our Canadian operations were unprofitable in fiscal 2005 and were unprofitable through the nine months ended June 30, 2006. Management initiated substantive actions in June 2006 to return the operations to profitability. Those actions were successful in making our Canadian operations profitable for fiscal 2006 and we project our Canadian operations will also be profitable in fiscal 2007. Therefore, we have determined that the deferred tax asset was not impaired as of September 30, 2006. However, if our Canadian operations are unable to sustain profitability, management may conclude that the asset is impaired and as a result of the impairment, record a valuation allowance for the full amount of the deferred tax asset. This valuation allowance may have a material effect on earnings per share, but would not impact cash flow or our rights in respect of the underlying tax asset.

There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of September 30, 2006, believes that the impact of these other contingencies will not be material to our consolidated financial statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHAREHOLDERS’ EQUITY

Shares of common and treasury stock were as follows:

	As of September 30,
	2006	2005	2004

Common Stock
Balance, beginning of year	150,140	149,955	149,982
Stock awards granted	681	458	161
Stock awards earned and issued out of Treasury	(68)	(209)	(138)
Stock awards cancelled	(129)	(64)	(50)

Balance, end of year	150,624	150,140	149,955

	2006	2005	2004

Treasury Stock
Balance, beginning of year	14,390	7,176	2,942
Purchases	10,683	8,453	6,778
Reissued for:
Exercise of options	(3,305)	(1,030)	(2,406)
Issuance of shares for employee stock plans	(73)	(209)	(138)

Balance, end of year	21,695	14,390	7,176

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

In March 2004, the Board of Directors authorized the repurchase of up to $250,000 of our outstanding shares of common stock (the “Repurchase Plan”). In February 2006, the Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. During fiscal 2004, we repurchased 6,741 shares of our outstanding common stock for $77,574 under the Repurchase Plan. During fiscal 2005, we

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased 8,437 shares of our outstanding common stock for $86,616 under the Repurchase Plan. During fiscal 2006, we repurchased 10,677 shares of our outstanding common stock for $130,857 under the Repurchase Plan. At September 30, 2006, we had $104,953 remaining of the $400,000 authorized under the Repurchase Plan. Under terms of the Credit Facility, we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the Credit Facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter. We are subject to similar restrictions on share repurchases under the terms of our 7.75% Notes due 2015. At September 30, 2006, based on the terms of our Credit Facility and our 2015 Notes, we had capacity to spend an additional $82,661 on the repurchase of the Company’s common stock. This capacity is increased by a function of future net income (as described above) and reduced by future actual spending on share repurchases.

From time-to-time, our Retirement Savings Plan may acquire shares of our common stock in open market transactions or from our treasury shares.

10.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	September 30
	2006	2005	2004

Numerator:
Numerator for basic earnings per common share — income from continuing operations	$106,249	$73,195	$88,309
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2006 — $58; 2005 — $4,931; 2004 — $5,596	88	7,553	9,228

Numerator for diluted earnings per common share — net income from continuing operations	$106,337	$80,748	$97,537

Denominator:
Denominator for basic earnings per common share — weighted average common shares	131,336	139,890	146,634
Effect of dilutive securities:
Convertible Notes	194	16,613	19,726
Employee stock awards	551	378	329
Employee stock options	860	810	2,593

Dilutive potential common shares	1,605	17,801	22,648
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	132,941	157,691	169,282

Basic earnings per common share from continuing operations	$0.81	$0.52	$0.60

Diluted earnings per common share from continuing operations	$0.80	$0.51	$0.58

We accounted for the effect of the Convertible Notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the Convertible Notes were assumed to be converted to shares

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the Convertible Notes was added back to net income.

Options to purchase 1,699, 7,388 and 5,110 shares of common stock were outstanding during fiscal 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For additional disclosures regarding employee stock options, see Note 11.

11.	STOCK BASED COMPENSATION

The Company adopted SFAS 123(R), during fiscal 2005, using the modified retrospective transition method. In accordance with SFAS 123(R), we are required to recognize compensation expense for all stock-based compensation options and awards granted prior to, but not yet vested as of September 30, 2004, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and compensation expense for all stock-based compensation options and awards granted subsequent to September 30, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As of September 30, 2006, the Company had 11,400 shares available for grant.

As of September 30, 2006, total compensation cost related to non-vested options and awards not yet recognized is estimated to be $12,931. These costs will be recognized through fiscal 2012 based on the weighted average periods for stock options and awards.

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

The Black-Scholes option-pricing model, which we use to determine the fair value of our options, was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded shares, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with guidance set forth in SFAS 123(R) and the SEC Staff Accounting Bulletin No. 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

During the years ended September 30, 2006, 2005 and 2004, the Company issued 1,242, 1,656 and 2,139 stock options, respectively.

During the years ended September 30, 2006 and 2005, the Company recognized $4,189 and $4,953, respectively, of stock based compensation expense related to stock options, net of taxes. No stock based compensation expense related to stock options was recognized in the year ended September 30, 2004.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in common shares under option were:

		Weighted
	Shares	Average Price

September 30, 2003	14,173	$10.28
Granted	2,139	10.84
Exercised	(2,406)	4.23
Cancelled	(736)	14.12

September 30, 2004	13,170	11.28
Granted	1,656	10.89
Exercised	(1,030)	4.61
Cancelled	(1,292)	14.34

September 30, 2005	12,504	11.46
Granted	1,242	10.92
Exercised	(3,305)	12.07
Cancelled	(1,075)	25.10

September 30, 2006	9,366	$11.50

Exercisable at September 30, 2006	6,822 *	$11.78

*	1,485 of the 6,822 options exercisable at September 30, 2006 have a market value in excess of the strike price.

The total pretax intrinsic value of options exercised during fiscal 2006 and 2005 was $17,694 and $5,864, respectively.

The weighted-average fair value at date of grant for options granted during fiscal years 2006, 2005 and 2004 were $5.08, $4.85 and $4.27, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for fiscal 2006, 2005 and 2004, respectively:

	Fiscal Year Ended September 30
	2006	2005	2004

Expected dividend yield(1)	1.5%	1.5%	1.5%
Expected volatility rate(2)	55.0%	53.7%	51.7%
Expected life(3)	5.0 years	5.0 years	5.0 years
Risk-free interest rate(4)	4.4%	3.6%	3.2%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	Expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding at	Average	Remaining	Aggregate	Exercisable at	Average	Remaining	Aggregate
Range of Exercise	September 30,	Exercise	Contractual	Intrinsic	September 30,	Exercise	Contractual	Intrinsic
Prices	2006	Price	Life	Value	2006	Price	Life	Value

$ 2.38 - 9.10	2,344	$5.94	5.5 years	$17,591	2,193	$5.72	5.7 years	$16,927
9.11 - 10.90	2,834	10.59	7.4	8,075	1,178	10.34	5.9	3,657
10.91 - 13.44	2,703	11.40	6.0	5,502	1,966	11.53	5.2	3,747
13.45 - 46.59	1,485	22.20	1.8	—	1,485	22.20	1.8	—

	9,366	$11.50	5.6 years	$31,168	6,822	$11.78	4.7 years	$24,331

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.44 as of the last day of the fiscal year ended September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

If we had elected to recognize compensation expense based on the fair value at the date of grant for options in fiscal year 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

Fiscal Year Ended
September 30, 2004

Net income as reported	$83,694
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(6,437)

Net income, as adjusted	$77,257

Basic earnings per common share:
Net income as reported	$0.57
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.04)

Basic earnings per common share, as adjusted	$0.53

Diluted earnings per common share:
Net income as reported	$0.55
Pro forma effect of expensing stock based compensation plans using fair value method not included in net income as reported	(0.04)

Diluted earnings per common share, as adjusted	$0.51

Stock Awards

Generally, employee stock awards vest over varying periods beginning as early as the date of issuance and fully vesting up to seven years later. In accordance with SFAS 123(R), the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach.

During the years ended September 30, 2006 and 2005, the Company granted 681 and 458 stock awards, respectively, with weighted average market values of $11.04 and $10.37, respectively and terms similar to the terms mentioned above. During the years ended September 30, 2006 and 2005, there were cancellations of 129 and

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

64 stock awards, respectively. Additionally, during the years ended September 30, 2006 and 2005, there were issuances of treasury stock of 68 and 209, respectively, for stock awards that were fully vested and earned.

During the years ended September 30, 2006, 2005 and 2004, the Company recognized $1,605, $1,384 and $324, respectively, of stock based compensation expense related to stock awards, net of taxes.

12.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans

We sponsor or have sponsored defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.

All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan (the “Main Plan”) covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent fiscal year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005 we froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $798 during the three months ended March 31, 2006. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan.

The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30
	2006			2005			2004
	U.S. Plans			U.S. Plans			U.S. Plans
	Main	Other	Non-U.S.	Main	Other	Non-U.S.	Main	Other	Non-U.S.
	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans	Plans

Service cost	$8,872	$80	$4,170	$28,218	$272	$3,899	$28,749	$149	$4,107
Interest cost on projected benefit obligation	31,020	1,022	4,562	31,652	1,217	3,839	29,122	1,205	3,159
Expected return on assets	(31,871)	—	(4,603)	(31,476)	—	(3,736)	(24,037)	—	(2,911)
Amortization of net obligation	—	—	1,018	—	—	642	—	—	710
Amortization of prior service cost	42	5	(207)	511	55	6	511	55	5
Recognized net actuarial loss	8,930	443	452	7,439	504	—	9,441	589	175
Amortization of transition amount	—	—	18	—	—	37	—	—	36
Curtailment	2,641	211	798	—	—	—	—	—	—

Net periodic pension cost	$19,634	$1,761	$6,208	$36,344	$2,048	$4,687	$43,786	$1,998	$5,281

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions used to determine net periodic benefit cost for the company-sponsored defined benefit pension plans were:

	Fiscal Year Ended September 30
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	5.3%	5.3%	6.3%	5.8%	6.0%	5.7%
Rates of increase in compensation levels	N/A	4.0	3.0	4.0	3.0	4.0
Expected long-term rate of return on assets	7.5	7.6	8.5	8.0	8.5	8.0

Assumptions used to determine benefit obligations as of the end of each fiscal year for the company-sponsored defined benefit pension plans were:

	Ended September 30
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.4%	5.2%	5.1%	6.3%	5.8%
Rates of increase in compensation levels	N/A	4.0	3.0	4.0	3.0	4.0

The fiscal year 2006 assumptions used to determine net periodic benefit costs differed from the fiscal year 2005 assumptions used to determine benefit obligation for the defined benefit pension plans due to the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006.

The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans were:

	2006			2005
	U.S. Plans			U.S. Plans
	Main	Other	Non-U.S.	Main	Other	Non-U.S.
	Plan	Plans	Plans	Plan	Plans	Plans

Change in Benefit Obligation
Benefit obligation at beginning of year	$693,572	$22,996	$87,973	$504,199	$20,634	$62,289
Service cost	8,872	80	4,170	28,218	272	3,899
Interest cost	31,020	1,022	4,562	31,652	1,217	3,839
Amendments	—	—	(2,849)	—	—	—
Actuarial (gain) loss	(124,234)	(3,705)	(5,787)	146,178	2,364	19,060
Benefits paid	(18,067)	(1,500)	(2,203)	(16,675)	(1,491)	(1,448)
Special termination benefits	—	—	—	—	—	—
Employee contributions	—	—	167	—	—	348
Translation adjustment	—	—	5,529	—	—	(14)
Curtailment	(81,851)	(1,641)	(1,950)	—	—	—

Benefit obligation at end of year	$509,312	$17,252	$89,612	$693,572	$22,996	$87,973

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006			2005
	U.S. Plans			U.S. Plans
	Main	Other	Non-U.S.	Main	Other	Non-U.S.
	Plan	Plans	Plans	Plan	Plans	Plans

Change in Plan Assets
Fair value of plan assets at beginning of year	$403,578	$—	$53,697	$364,061	$—	$44,770
Actual return on plan assets	42,011	—	6,293	21,439	—	7,074
Employer contribution	85,000	1,878	13,332	38,901	1,491	3,716
Employee contributions	—	—	167	—	—	348
Expenses	(3,600)	—	(975)	(4,148)	—	(912)
Benefits paid	(18,067)	(1,500)	(2,203)	(16,675)	(1,491)	(1,448)
Translation adjustment	—	—	3,795	—	—	149

Fair value of plan assets at end of year	$508,922	$378	$74,106	$403,578	$—	$53,697

Funded status	$(390)	$(16,874)	$(15,506)	$(289,994)	$(22,996)	$(34,276)
Unrecognized net actuarial loss	43,664	4,225	23,150	265,219	10,014	31,782
Unamortized transition amount	—	—	—	—	—	799
Unrecognized prior service cost	—	—	(2,628)	2,683	215	69

Net amount recognized	$43,274	$(12,649)	$5,016	$(22,092)	$(12,767)	$(1,626)

Amounts recognized on the consolidated balance sheet
Accrued benefit obligation	$(390)	$(16,874)	$(12,898)	$(202,562)	$(21,250)	$(24,190)
Deferred taxes	17,247	1,670	5,595	70,226	3,266	6,555
Intangible asset	—	—	—	2,683	215	868
Accumulated other comprehensive loss	26,417	2,555	12,319	107,561	5,002	15,141

Net amount recognized	$43,274	$(12,649)	$5,016	$(22,092)	$(12,767)	$(1,626)

The increase in actuarial gains is related to the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006.

When the fair value of pension plan assets is less than the accumulated benefit obligation, an additional minimum liability is recorded in other comprehensive income within Shareholders’ Equity. In fiscal 2006 and fiscal 2005, there was a (decrease) increase to the minimum pension liability in the U.S. Plans included in other comprehensive income of $(83,591) and $74,282, respectively. In fiscal 2006 and fiscal 2005, there was a (decrease) increase to the minimum pension liability to the non-U.S. Plans included in other comprehensive income of $(2,822) and $7,022, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 1, 2005, 1,782,000 shares of IKON Office Solutions common stock were divested from the U.S. Plans. As of September 30, 2005, the U.S. Plans no longer have investments in our common stock. As of September 30, 2006 and 2005, our plans’ assets were allocated as follows:

	September 30
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Percentage of Plan Assets
Equity securities	50%	66%	72%	72%
Debt securities	43	20	18	20
Other, primarily cash/cash equivalents	7	14	10	8

	100%	100%	100%	100%

The primary objective underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The investment policy and the associated investment practices must comply with all applicable laws and regulations.

The investment policy establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between risk and return. The interaction between plan assets and benefit obligations is periodically reviewed to assist in the establishment of strategic asset allocation targets. For fiscal 2006, the asset allocation policy for the U.S. tax-qualified defined benefit pension plan provided for 50% of the Plan’s assets to be invested in equity securities and 50% to be invested in fixed income securities. On November 1, 2006, the policy was revised to provide for a more conservative asset allocation, in order to better match the Plan’s assets with the benefit obligations these assets are intended to fund. As a result, during November 2006, the assets of the U.S. tax-qualified defined benefit pension plan were reallocated such that approximately 70% are now invested in fixed income securities, and approximately 30% remain invested in equity securities. In determining fiscal 2007 net periodic pension expense for the U.S. Plans, the expected long-term rate of return was decreased to 7.25%.

For the U.S. Plans, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $526,564, $526,564 and $509,300, respectively, at September 30, 2006, and $716,568, $627,390 and $403,578, respectively, at September 30, 2005.

For the non-U.S. Plans, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $89,612, $81,923 and $74,106, respectively, at September 30, 2006, and $87,973, $77,924 and $53,697, respectively, at September 30, 2005.

Contributions to the U.S. Plans were $86,878 and $40,392, during fiscal 2006 and 2005, respectively. These contributions included voluntary contributions of $85,000 and $31,200 during fiscal 2006 and fiscal 2005, respectively, in anticipation of future funding requirements. Contributions to non-U.S. Plans were $13,332 and $3,716, during fiscal 2006 and 2005, respectively.

In fiscal 2007, we will contribute approximately $1,425 and $2,528 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also expect to make additional voluntary contributions during fiscal 2007.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the future, we expect to make the following benefit payments to participants:

	U.S.	Non-U.S.
	Plans	Plans

Fiscal year:
2007	$19,923	$1,798
2008	20,070	1,935
2009	20,270	2,083
2010	20,752	2,205
2011	21,458	2,334
2012 — 2016	123,556	13,108

Defined Contribution Plan

Many of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 25% of regular compensation before taxes in fifteen different investment funds. We provide a matching contribution to an amount equal to 50% of the employees’ contributions, up to 6% of regular compensation, for a maximum match of 3%. Effective January 1, 2006, we increased the employer match of the U.S. defined contribution plan for participants who were hired prior to July 1, 2004 based on a scale commensurate with years of service, and up to a maximum match of 125%. Participants are permitted to elect to allocate our matching contribution in various investment options, including our common stock. Effective September 29, 2007, the Plan will not allow new contributions to be invested nor existing funds to be transferred into our IKON common stock fund. Any contributions invested in the IKON common stock fund prior to September 29, 2007 will remain allocated to the fund, unless redirected by the participant to other investment options at their discretion. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the RSP was $21,644, $16,710 and $17,372 in fiscal 2006, 2005 and 2004, respectively.

Long-Term Incentive Compensation Plan

We have a Long-Term Incentive Compensation Plan (“LTIP”) pursuant to which key management employees have been granted performance-based awards that are earned upon achieving predetermined performance objectives during three-year intervals, and time-based restricted stock awards that are earned upon the fulfillment of vesting requirements. The value of these performance-based awards is charged to expense over the related plan period. As of September 30, 2006, if the predetermined performance objectives were to be achieved in full, the 2006, 2005 and 2004 LTIP Plans would be $2,232, $3,409 and $4,695, respectively. The 2006 Plan will be payable in cash or stock in fiscal 2009. The 2005 and 2004 Plans will be payable in cash in fiscal 2008 and fiscal 2007. During fiscal 2006, 2005 and 2004, we recognized expense (income) of $4,660, $(689) and $(417), respectively, related to LTIP. Fiscal 2005 and 2004 LTIP income was due to a change in estimate of future payouts related to these awards.

13.	DIVESTITURE OF BUSINESSES AND ASSETS

LEASING OPERATIONS

United States

On December 10, 2003, we entered into a definitive asset purchase agreement with GE, as amended by the First Amendment dated March 31, 2004 (the “U.S. Agreement”), to sell to GE certain of our assets and liabilities, solely in our capacity as successor to IOS Capital, LLC (“IOSC”), including, without limitation, servicing functions, facilities, systems and processes relating to our U.S. leasing operations, and to designate GE to be

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our preferred lease financing source in the U.S. The sale of such assets and liabilities pursuant to the U.S. Agreement was effective as of March 31, 2004, on which date GE entered into a five-year U.S. Program Agreement to provide for the funding of our lease originations in the U.S. During the initial five-year term of the U.S. Program Agreement, we will receive an origination fee on all new leases underwritten by GE and income from the sharing of gains on certain lease-end activities. In addition, we will receive a fee from GE for providing preferred services for lease generation in the U.S. (the “Preferred Fees”). The term of the U.S. Program Agreement may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees and income from the sharing of gains on certain lease-end activities, but not the Preferred Fees, which have to date amounted to $50,000 annually.

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

On April 3, 2006, we entered into a definitive Asset Purchase Agreement with GE, effective April 1, 2006, pursuant to which GE purchased our U.S. Retained Portfolio and certain related assets and assumed certain related liabilities from us. We received $165,152 of proceeds from the U.S. Retained Portfolio Sale, after final closing adjustments and we recognized a gain from this transaction in our consolidated statements of income of $6,396. For federal income tax purposes, we recognized a benefit by releasing a valuation allowance associated with capital loss carryforwards to offset the tax on the gain from the sale of the U.S. Retained Portfolio. We will not retain any interest in the sold U.S. Retained Portfolio, except as discussed in Note 7.

Canada

On March 31, 2004, IKON Office Solutions, Inc., an Ontario corporation and one of our wholly-owned subsidiaries (“IKON Canada”), entered into a definitive asset purchase agreement (the “Canadian Agreement”) with Heller Financial Canada, an affiliate of GE (“Heller”), to sell certain assets including, without limitation, servicing functions, facilities, systems and processes relating to our Canadian leasing operations, and to designate Heller to be our preferred lease financing source in Canada. On June 30, 2004, Heller assigned its rights and obligations under the Canadian Agreement to GE VFS Canada Limited Partnership (“GE Canada”) by executing an Assignment and Amendment Agreement among Heller, GE Canada, IKON and IKON Office Solutions Northern Ltd., a Northwest Territory corporation. The sale of such assets pursuant to the Canadian Agreement was effective as of June 30, 2004, on which date IKON, GE Canada and IKON Office Solutions Northern Ltd. entered into the Canadian Rider to the U.S. Program Agreement to provide for the funding of our lease originations in Canada. During the initial five-year term of the Canadian Rider, we will receive an origination fee on all new leases underwritten by GE. The term of the Canadian Rider may be renewed by us for a subsequent three or five year period during which we would be entitled to origination fees.

On June 30, 2004, we received $159,181 of initial proceeds from the Canadian Transaction.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Germany

On June 8, 2006, we entered into a definitive asset purchase agreement with GE in Germany, effective June 1, 2006, pursuant to which GE purchased $56,702 of lease receivables from us. We recognized an immaterial gain as a result of the sale of these assets, and will not retain any interest in these assets, except as discussed in Note 7. In connection with the sale, we entered into the German Program Agreement, pursuant to which we designated GE as our preferred lease financing source in Germany. Either party may terminate the German Program Agreement on March 31, 2009 if the U.S. Program Agreement is not renewed beyond such date.

KAFEVEND

On October 3, 2005, we sold our coffee vending business in the United Kingdom, Kafevend Group PLC (“Kafevend”), for $19,128. We recognized a gain of $4,924 on the sale of Kafevend during fiscal 2006 resulting from the difference between the carrying amount of assets sold, net of certain liabilities and proceeds received less certain associated costs. The gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER DIVESTITURES

During fiscal 2005, we sold two small U.S. business units that provided technology equipment and services to customers. As a result of these sales, we recognized a gain of $1,125.

As a result of the transactions above, we recognized a net (gain) loss during fiscal 2006, 2005 and 2004 of $(11,497), $(11,531) and $11,427, respectively.

14.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in BDS, LDS, our North American field organization, our corporate staff and our operating subsidiary in Mexico.

Business Document Services

During the second quarter of fiscal 2005, we exited BDS, which provided off-site document management solutions, including digital print and fulfillment services. This exit was achieved by the closure or sale of 11 North American operating sites. As of September 30, 2005, all of the 11 BDS sites were closed or sold. Proceeds received from the sale of two sites were not material. As a result of this exit, the results of operations and cash flows of BDS are classified as discontinued operations (see Note 16).

For the fiscal year ended September 30, 2006, pre-tax restructuring charges related to BDS were $444, and no additional asset impairment charges were incurred. For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to BDS were $9,267 and $1,331, respectively. The pre-tax components of the restructuring, asset impairment charges and other costs for fiscal 2006 and 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge(benefit):
Severance	$(78)	$3,584
Contractual commitments	588	2,686
Contract termination	(66)	2,997

Total restructuring charge	444	9,267
Asset impairment charge for fixed assets	—	1,331
Other non-restructuring items	(241)	891

Total	$203	$11,489

The restructuring charge includes severance for the termination of 302 employees during fiscal 2005, and the asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $610 and recorded additional reserves for accounts receivable of $281, which are included in “other non-restructuring items” in the table above. During fiscal 2006, the additional reserves for accounts receivable were decreased by $241. These charges are included within discontinued operations.

Legal Document Services

LDS provides off-site document management solutions for the legal industry, including document imaging, coding and conversion services, legal graphics and electronic discovery. During fiscal 2005, we closed 16 of 82 LDS sites in North America to provide cost flexibility and savings.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the closure of these sites, we recorded a pre-tax restructuring charge of $46 for the fiscal year ended September 30, 2006. For the fiscal year ended September 30, 2005, pre-tax restructuring and asset impairment charges related to LDS were $2,094 and $229, respectively. The pre-tax components of the restructuring, asset impairment charges and other costs for fiscal 2006 and 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge(benefit):
Severance	$(23)	$1,322
Contractual commitments	68	612
Contract termination	1	160

Total restructuring charge	46	2,094
Asset impairment charge for fixed assets	—	229
Other non-restructuring items	(126)	112

Total	$(80)	$2,435

The restructuring charge includes severance for the termination of 157 employees during fiscal 2005. The asset impairment charge represents fixed asset write-offs. In addition, during fiscal 2005, we wrote-down inventories and other assets by $44 and recorded additional reserves for accounts receivable of $68, which are included in “other non-restructuring items” in the table above. During fiscal 2006, reserves for accounts receivable were decreased by $126.

Field Organization and Corporate Staff Reduction

During fiscal 2005, we reorganized our field structure in North America to serve our customers in a more cost-effective manner, while maximizing sales potential. To achieve this, we expanded geographic coverage under certain area vice presidents, allowing us to reduce the number of our marketplaces. By streamlining our field leadership structure and reducing other corporate staff, we expect to save costs while maintaining our sales capabilities and services provided to customers. As a result of these actions, we recorded a pre-tax restructuring charge of $8,176 representing severance for 381 employees during the fiscal year ended September 30, 2005. In addition, we recorded asset impairments representing fixed asset write-offs in the amount of $112 during fiscal 2005. During fiscal 2006, we recorded a pre-tax restructuring benefit of $368 as a result of a revision to our original estimate based on more recent information that we did not have at the time the reserve was established.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized Restructuring Activity

The pre-tax components of the restructuring and asset impairment charges for fiscal 2006 and fiscal 2005 are as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2006	September 30, 2005

Type of Charge
Restructuring charge:
Severance	$(469)	$13,082
Contractual commitments	656	3,298
Contract termination	(65)	3,157

Total restructuring charge	122	19,537
Asset impairment charge for fixed assets	—	1,672
Other non-restructuring items	(367)	1,003

Total	$(245)	$22,212

We calculated the asset impairment charges in accordance with SFAS 144. The proceeds received for sites sold or held for sale were not sufficient to cover the fixed asset balances and, as such, those balances were written off. Fixed assets associated with closed sites were written-off.

All restructuring costs were incurred within INA and Corporate.

The following presents a reconciliation of the restructuring charges in fiscal 2005 to the accrual balance remaining at September 30, 2006, which is included in other accrued expenses on the consolidated balance sheets:

	Fiscal	Cash	Non-Cash	Balance		Cash	Ending Balance
	2005	Payments	Charges	September 30,	Fiscal 2006	Payments	September 30,
	Charge	Fiscal 2005	Fiscal 2005	2005	Adjustments*	Fiscal 2006	2006

Severance	$13,082	$(11,107)	$—	$1,975	$(469)	$(1,506)	$—
Contractual commitments	3,298	(1,846)	—	1,452	656	(1,211)	897
Contract termination	3,157	(3,034)	—	123	(65)	(58)	—
Asset impairments	1,672	—	(1,672)	—	—	—	—
Other non-restructuring items	1,003	—	(1,003)	—	(367)	367	—

Total	$22,212	$(15,987)	$(2,675)	$3,550	$(245)	$(2,408)	$897

*	The adjustments in the table above are the result of revising our estimates based on more recent information, which we did not have at the time the reserve was established. The adjustments made during fiscal 2006 were not material to our consolidated financial statements.

The year ended September 30, 2006 included certain charges related to the restructuring of BDS, which is included as a discontinued operation (discussed at Note 16). The restructuring (benefit) charge for continuing operations was $(322) and $10,543 for fiscal 2006 and 2005, respectively.

The projected payments of the remaining balances of the charge, by fiscal year, are as follows:

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Beyond	Total

Projected Payments
Contractual commitments	$426	$226	$183	$62	$897

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All contractual commitment amounts related to leases are shown net of projected sublease income. Projected sublease income was $527 at September 30, 2006. To the extent that sublease income cannot be realized, changes to the restructuring charges will be incurred in each period in which sublease income is not received.

The employees affected by the charge were as follows:

Fiscal 2005
Employee
Terminations

Headcount Reductions
BDS	302
LDS	157
Field organization and corporate staff	381

Total	840

The sites affected by the charge were as follows:

			Change in
	Initial Planned	Sites Closed at	Estimate of
	Site Closures	September 30, 2005	Site Closures

Site Closures
BDS	11	11	—
LDS	17	16	(1)

Total	28	27	(1)

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

15.	TAXES ON INCOME

Provision for income taxes from continuing operations:

	Fiscal Year Ended September 30
	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$132,912	$(89,522)	$115,404	$(89,711)	$292,937	$(266,131)
Foreign	5,742	944	14,414	(12,015)	5,525	(2,721)
State	8,276	(6,683)	4,909	(1,246)	21,226	(20,528)

Taxes on income	$146,930	$(95,261)	$134,727	$(102,972)	$319,688	$(289,380)

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2006	2005

Deferred tax assets:
Accrued liabilities, accounts receivable and inventory	$97,991	$176,546
Net operating loss and capital loss carryforwards	39,947	53,072
Tax credit carryforwards	406	165
Other	—	2,901

Total deferred tax assets	138,344	232,684
Valuation allowance	28,483	30,946

Net deferred tax assets	$109,861	$201,738

Deferred tax liabilities:
Depreciation and lease income recognition	$32,992	$167,025
Other	150	—

Total deferred tax liabilities	33,142	167,025

Net deferred tax assets	$76,719	$34,713

The overall increase in the net deferred tax assets was primarily due to the sale of the U.S. Retained Portfolio associated with the exit of our North American leasing operations described in Note 13. The tax basis in the U.S. Retained Portfolio was lower than the book basis primarily due to accelerated depreciation claimed for tax purposes. Therefore, the sale of the assets of the U.S. Retained Portfolio resulted in a reduction to the deferred tax liabilities and an increase in income tax payments. Net income tax payments were $155,364, $92,291 and $356,374 in fiscal 2006, 2005 and 2004, respectively.

Net operating loss (“NOL”) carryforwards consist primarily of state carryforwards of $208,081, principally expiring in fiscal 2007 through 2023 and foreign carryforwards of $43,515, of which $31,630 has no expiration date and the remaining $11,885 principally expiring in fiscal 2008 through 2021.

During fiscal 2006, we recorded the following:

•	a valuation allowance of $910 against net operating losses generated in certain foreign jurisdictions, primarily Italy, Spain and Switzerland;

•	a valuation allowance of $251 against net operating losses generated in France. Partially offsetting this tax expense, we recorded a tax benefit of $245 associated with the reversal of valuation allowances for capital loss carryforwards, as additional proceeds were received from the sale of our French operations that occurred in fiscal 2005;

•	a tax benefit of $1,723 associated with the divestiture of Kafevend as the gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law;

•	a tax benefit of $2,700 associated with the release of a Canadian tax reserve for which the underlying tax exposure has been resolved;

•	additional tax expense of $2,400 resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes;

•	a tax benefit of $2,341 associated with the reversal of valuation allowances for capital loss carryforwards as a result of the gain on sale of the U.S. Retained Portfolio;

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	a tax benefit of $1,039 resulting from the revaluation of the state net operating loss deferred tax asset driven by a Pennsylvania legislative change to annual NOL utilization limitations; and

•	a benefit from the difference between our actual state tax liability upon the filing of our state tax returns compared to the deferred state tax provision.

During fiscal 2006, the Company’s Chief Executive Officer and Board of Directors approved a Domestic Reinvestment Plan (the “Plan”) providing for the repatriation of up to $60,000 of foreign earnings under the American Jobs Creation Act of 2004 (the “Act”). Under this Plan, the Company repatriated foreign earnings of $30,500, including base period dividend requirements, in accordance with the temporary repatriation incentive under the Act. Accordingly, the Company recorded a $2,400 tax charge and a related accrued tax liability, including the tax on the base period dividend. The repatriated funds were used for the expenditures incurred for compensation of existing and newly hired workers (other than payments of executive compensation).

During fiscal 2005, we recorded the following:

•	total tax benefits of $2,127, associated with the deferral of depreciation expense for tax purposes in Ireland. This includes $1,345 of benefits related to depreciable assets purchased in fiscal 2004. During fiscal 2005, we deferred the deduction of Irish tax depreciation expense, in accordance with Irish tax law, until fiscal 2006 when the Irish rate increased to 12.5%;

•	a valuation allowance of $1,536 against net operating losses generated in certain foreign jurisdictions, primarily France and Mexico; and

•	a tax benefit of $3,539 associated with the reversal of the valuation allowances on the French Sale. Since the tax basis in the French investment was higher than the book basis, an additional tax benefit of $7,876 was generated. This benefit was offset by a valuation allowance due to capital loss limitations.

During fiscal 2005, the tax benefit related to the Mexican Sale was limited to $1,750 since capital losses can only be used to offset capital gains. Since the tax basis in the Mexican investment was higher than the book basis, an additional tax benefit of $7,969 was generated. This benefit was offset by a valuation allowance due to capital loss limitations. In addition, $11,388 of deferred tax assets, primarily representing net operating loss carryforwards, were reversed, as they could no longer be utilized. This had no impact on our effective tax rate as the amounts were offset by valuation allowances.

Pre-tax income from domestic and foreign operations was $123,809 and $34,109, respectively, in fiscal 2006, $83,506 and $21,444, respectively, in fiscal 2005 and $101,515 and $17,102, respectively, in fiscal 2004.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense from continuing operations is as follows:

	Fiscal Year Ended September 30
	2006	2005	2004

Tax at statutory rate	$55,271	$37,010	$41,516
State income taxes, net of U.S. federal tax benefit	1,298	4,917	5,289
Net (decrease) increase in tax reserves	(2,373)	(691)	10,345
Valuation allowance changes	(2,145)	(2,674)	(23,241)
Foreign, including credits	(3,265)	(5,118)	(1,423)
Homeland Repatriation	2,400	—	—
Other	483	(1,689)	(2,178)

	$51,669	$31,755	$30,308

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of our foreign subsidiaries were approximately $91,500 at September 30, 2006. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

16.	DISCONTINUED OPERATIONS

In connection with our restructuring plan discussed in Note 14, we exited from BDS, a component of INA, during fiscal 2005. The exit of this business involved the sale or closure of 11 digital print centers. These sales and closures were evaluated for severance and lease liabilities, and asset impairments, including goodwill, in accordance with our accounting policies. Operating activities of BDS are reported as discontinued. Summarized financial information for BDS is set forth below:

	Fiscal Year Ended September 30
	2006	2005	2004

Revenues	$—	$20,577	$47,843
Operating loss	(78)	(20,709)	(7,623)
Tax benefit	31	8,180	3,008

Net loss from discontinued operations	$(47)	$(12,529)	$(4,615)

As of September 30, 2005, all digital print centers were closed or sold. Assets related to BDS are recorded at their estimated net realizable value.

17.	SEGMENT REPORTING

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

Our two reportable segments, INA and IE, each provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services; however, we believe they do not meet all of the aggregation criteria to be reported as one segment. Our IE segment also includes our captive finance subsidiaries in the U.K.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies for both INA and IE are the same as those described in the summary of significant accounting policies in Note 1. The table below presents segment information from continuing operations for the fiscal years ended September 30, 2006, 2005 and 2004:

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Year Ended September 30, 2006
Revenues:
Equipment	$1,576,071	$214,117	$—	$1,790,188
Customer service and supplies	1,296,012	149,549	—	1,445,561
Managed and professional services	688,357	52,641	—	740,998
Rental and fees	144,347	6,881	—	151,228
Other	26,448	73,826	—	100,274

Total revenues	3,731,235	497,014	—	4,228,249
Gross Profit
Equipment	373,904	76,422	—	450,326
Customer service and supplies	604,075	43,945	—	648,020
Managed and professional services	187,213	6,501	—	193,714
Rental and fees	100,465	5,475	—	105,940
Other	17,503	26,275	—	43,778

Total gross profit	1,283,160	158,618	—	1,441,778
Selling and administrative	957,489	127,816	166,543	1,251,848
Gain on the divestiture of businesses, net	6,161	5,336	—	11,497
Restructuring and asset impairments benefit	322	—	—	322

Operating income (loss)	332,154	36,138	(166,543)	201,749
Loss from the early extinguishment of debt	—	—	5,535	5,535
Interest income	—	—	13,040	13,040
Interest expense	—	—	51,336	51,336

Income from continuing operations before taxes on income	$332,154	$36,138	$(210,374)	$157,918

Year Ended September 30, 2005
Revenues:
Equipment	$1,560,977	$206,035	$—	$1,767,012
Customer service and supplies	1,336,369	145,651	—	1,482,020
Managed and professional services	652,999	57,003	—	710,002
Rental and fees	169,540	5,717	—	175,257
Other	100,861	142,153	—	243,014

Total revenues	3,820,746	556,559	—	4,377,305

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Gross Profit
Equipment	390,402	76,454	—	466,856
Customer service and supplies	626,558	43,922	—	670,480
Managed and professional services	175,821	6,522	—	182,343
Rental and fees	118,528	5,065	—	123,593
Other	60,747	47,659	—	108,406

Total gross profit	1,372,056	179,622	—	1,551,678
Selling and administrative	1,004,666	150,271	241,732	1,396,669
Gain on the divestiture of businesses, net	1,421	10,110	—	11,531
Restructuring and asset impairments charge	9,423	—	1,120	10,543

Operating income (loss)	359,388	39,461	(242,852)	155,997
Loss from the early extinguishment of debt	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	52,401	52,401

Income from continuing operations before taxes on income	$359,388	$39,461	$(293,899)	$104,950

Year Ended September 30, 2004
Revenues:
Equipment	$1,561,294	$182,899	$—	$1,744,193
Customer service and supplies	1,368,756	136,788	—	1,505,544
Managed and professional services	662,937	57,824	—	720,761
Rental and fees	128,856	4,941	—	133,797
Other	311,176	150,237	—	461,413

Total revenues	4,033,019	532,689	—	4,565,708
Gross Profit
Equipment	427,003	64,460	—	491,463
Customer service and supplies	621,221	42,291	—	663,512
Managed and professional services	205,149	8,114	—	213,263
Rental and fees	95,556	4,308	—	99,864
Other	171,221	45,393	—	216,614

Total gross profit	1,520,150	164,566	—	1,684,716
Selling and administrative	1,072,116	139,279	259,312	1,470,707
Loss on divestiture of businesses, net	11,427	—	—	11,427

Operating income (loss)	436,607	25,287	(259,312)	202,582
Loss from the early extinguishment of debt	—	—	35,906	35,906
Interest income	—	—	3,259	3,259
Interest expense	—	—	51,318	51,318

Income from continuing operations before taxes on income	$436,607	$25,287	$(343,277)	$118,617

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of segment assets, depreciation expense from continuing operations and expenditures for fixed assets from continuing operations to consolidated assets, depreciation expense from continuing operations and expenditures for fixed assets from continuing operations for the years ended September 30, 2006, 2005 and 2004 is as follows:

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Year Ended September 30, 2006
Segment assets	$1,640,061	$818,701	$772,937	$3,231,699
Depreciation expense from continuing operations	45,564	6,913	17,593	70,070
Expenditures for fixed assets from continuing operations	70,666	7,509	—	78,175
Year Ended September 30, 2005
Segment assets	$2,264,324	$821,642	$745,853	$3,831,819
Depreciation expense from continuing operations	48,379	7,542	17,189	73,110
Expenditures for fixed assets from continuing operations	60,942	9,698	1,509	72,149
Year Ended September 30, 2004
Segment assets	$2,855,113	$843,676	$819,624	$4,518,413
Depreciation expense from continuing operations	51,386	8,240	22,268	81,894
Expenditures for fixed assets from continuing operations	80,262	9,916	6	90,184

Our INA segment assets at September 30, 2006 decreased compared to September 30, 2005 due mainly to the sale of the U.S. Retained Portfolio.

Our INA segment assets at September 30, 2005, decreased compared to September 30, 2004 due mainly to the continued run-off of the U.S. Retained Portfolio and divestiture of businesses discussed in Note 13.

The following is revenue from continuing operations and long-lived asset information by geographic area for the years ended and as of September 30:

	2006	2005	2004

Revenues
United States	$3,516,683	$3,602,492	$3,799,004
United Kingdom	350,397	378,755	361,883
Canada	207,690	207,280	213,402
Other	153,479	188,778	191,419

	$4,228,249	$4,377,305	$4,565,708

	2006	2005	2004

Long-Lived Assets
United States	$1,070,771	$1,090,073	$1,118,824
United Kingdom	286,847	280,752	288,319
Canada	159,655	155,981	148,457
Other	80,426	70,823	95,264

	$1,597,699	$1,597,629	$1,650,864

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill and other assets. Long-term receivables in the amount of $1,878, $2,995 and $3,609 in fiscal 2006, 2005 and 2004, respectively, have been included in other assets on the consolidated balance sheets, but are excluded from total long-lived assets above.

18.	FINANCIAL INSTRUMENTS

We use financial instruments in the normal course of our business for purposes other than trading. These financial instruments include debt, commitments to extend credit, interest rate caps and interest rate and currency swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

We are subject to credit risk through trade receivables, lease receivables and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of geographic dispersion of our large customer base. However, at September 30, 2006, we had accounts receivable from GE of $88,812 (including amounts unbilled), which represents a significant concentration of our accounts receivable. Accordingly, if GE were not able to repay the amount owed to us, the impact would have a material adverse effect on our liquidity, financial position and results of operations.

Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. We generally limit the amount of credit exposure in any one type of investment instrument and with any single counterparty.

Interest Rate Caps

We have a 7.00% interest rate cap relating to the £95,000 revolving asset securitization conduit financing facility which provides funding for our United Kingdom leasing subsidiary, the notional value of which was £95,000 at September 30, 2006, an increase of £10,000 from September 30, 2005.

Interest Rate Agreements

We had interest rate swap agreements relating to our lease-backed notes in the U.S., having a total notional amount of $43,719 at September 30, 2005, with a fixed rate of 2.095%. During fiscal 2006, our leased-backed notes were repaid and the interest rate swap agreements were terminated. As a result of the termination we reclassified $262 of unrealized net losses from comprehensive income to earnings. As of September 30, 2006, we have no interest rate swap agreements.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Notes Payable

The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-Term Debt

The fair value of long-term debt instruments is estimated using a discounted cash flow analysis. For more information on these instruments, refer to Note 7.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair value of our financial instruments, excluding $63,960 and $58,889 of debt supporting certain lease and residual value guarantees at September 30, 2006 and 2005, respectively, are as follows:

	September 30,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Bond issues	$593,571	$550,318	$727,927	$663,388
Sundry notes, bonds and mortgages	1,494	1,494	1,366	1,366
Non-corporate debt	153,016	153,016	465,777	458,645
Interest rate swaps	—	—	411	411

19.	QUARTERLY FINANCIAL SUMMARY (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006
Revenues	$1,042,863	$1,080,509	$1,046,897	$1,057,980	$4,228,249
Gross profit	362,193	365,327	358,040	356,218	1,441,778
Income from continuing operations before taxes on income	40,405	39,638	42,078	35,797	157,918
Income from continuing operations	27,632	25,368	26,871	26,378	106,249
Net income (loss) from discontinued operations	11	(30)	10	(38)	(47)
Net income (loss)	27,643	25,338	26,881	26,340	106,202
Basic earnings per common share
Continuing operations	0.21	0.19	0.21	0.20	0.81
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income	0.21	0.19	0.21	0.20	0.81
Diluted earnings per common share
Continuing operations	0.21	0.19	0.20	0.20	0.80
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income	0.21	0.19	0.20	0.20	0.80
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	11.06/9.60	14.34/10.32	14.37/12.15	14.36/12.15	14.37/9.60

First, third and fourth quarters of fiscal 2006 include pre-tax charges from the early extinguishment of debt of $1,650, $3,866 and $19, respectively. First, second, third and fourth quarters of fiscal 2006 include pre-tax gains (losses) from the divestiture of businesses of $4,924, $105, $6,931 and $(463), respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2005
Revenues	$1,085,445	$1,092,273	$1,098,305	$1,101,282	$4,377,305
Gross profit	393,474	382,213	389,439	386,552	1,551,678
Income from continuing operations before taxes on income	31,763	12,622	38,093	22,472	104,950
Income from continuing operations	20,872	7,749	25,373	19,201	73,195
Net loss from discontinued operations	(1,126)	(8,675)	(1,942)	(786)	(12,529)
Net income (loss)	19,746	(926)	23,431	18,415	60,666
Basic earnings (loss) per common share
Continuing operations	0.15	0.06	0.18	0.14	0.52
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.09)
Net income	0.14	(0.01)*	0.17	0.13	0.43
Diluted earnings (loss) per common share
Continuing operations	0.14	0.06	0.17	0.14	0.51
Discontinued operations	(0.01)	(0.06)	(0.01)	(0.01)	(0.08)
Net income	0.14 *	(0.01)*	0.16	0.13	0.43
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	12.14/10.07	11.55/9.72	10.34/8.55	10.19/9.18	12.14/8.55

*	Does not add due to rounding.

Second, third and fourth quarters of fiscal 2005 include pre-tax asset impairment and restructuring charge (benefits) of $11,709, ($379) and ($787), respectively. Second and fourth quarters of fiscal 2005 include pre-tax charges from the early extinguishment of debt of $1,734 and $4,300, respectively. Second and fourth quarters of fiscal 2005 include pre-tax gains from the divestiture of businesses of $1,901 and $9,630, respectively. Second and fourth quarters of fiscal 2005 include pre-tax charges from the early termination of real estate contracts of $2,168 and $3,944, respectively. Second quarter of fiscal 2005 include pre-tax charge of $327 related to the consolidation of the LDS business. The fourth quarter of fiscal 2005 includes a pre-tax charge of $7,000 for the early termination of a consulting contract, a pre-tax charge of $1,000 related to Hurricanes Katrina and Rita and a pre-tax charge of $3,798 from a change in certain U.K. pension liabilities.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2006 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

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

Management’s Remediation Initiatives

We have a complex billing process that is performed in several locations using multiple billing platforms. The process requires the proper initiation of a customer master record and contract to ensure consistent billing of periodic charges. Additionally, our collection of accurate meter readings from equipment at customer locations is critical in order to ensure the generation of accurate invoices. During fiscal 2006, we undertook several initiatives to remediate the material weakness described below, including:

•	establishing a fully-staffed service billing organization under an aligned organization structure;

•	refocusing on our conversion to One Platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite (the “One Platform Conversion”);

•	conducting tests of contract set-up procedures at each of our North American billing centers and subsequently launching a re-designed contract set-up module in the Oracle E-Business Suite in order to simplify the contract set-up process and reduce billing errors;

•	using actual service billing data from our service provider in lieu of estimated amounts;

•	initializing and subsequently expanding a program designed to assess the accuracy of estimated meter reads; and

•	launching a standardization project to re-evaluate key controls over financial reporting at our North American billing centers.

We expect these actions will further remediate the material weakness in billing described below and, during fiscal 2006, we noted the following:

•	significant improvement in accounts receivable aging trends and the timeliness in which we issued invoice adjustments;

•	substantial reduction in contract set-up and billing errors as quality improved at each of our four North American billing centers, three of which are now utilizing the Oracle E-Business Suite;

•	the establishment of new key financial controls; and

•	steady progress in our remediation efforts relating to deficiencies in the segregation of incompatible duties within our billing function.

As of September 30, 2006, our remediation efforts related to the material weakness described above were not complete and we have not yet determined what further initiatives, if any, may be undertaken or when in the future we believe our efforts to remediate the material weakness will be completed. However, we will continue to focus on these initiatives and develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner. Our efforts to remediate the material weakness will continue into fiscal 2007 and will include our ongoing One Platform Conversion. We began to initiate testing and implementation of the One Platform Conversion during the first quarter of fiscal 2007.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making its evaluation of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following control deficiencies which, in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of September 30, 2006:

The Company did not maintain effective controls over the accuracy and validity of revenue, accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. Because, as of September 30, 2006, these control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, based on the criteria in Internal Control — Integrated Framework issued by the COSO. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 as stated in their report, which is included in Item 8 of this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has not been any change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

(No response to this item is required.)

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 21, 2007 (the “2007 Proxy Statement”) is incorporated herein by reference. Additional information regarding executive officers appearing under “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference. The information presented in the 2007 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference. Information regarding executive officers contained in Part I, Item 4A of this Form 10-K is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all of our directors and employees including, without limitation, our principal executive officer, our principal financial officer, our principal accounting officer and all of our employees performing financial or accounting functions. Our Code of Ethics is posted on our website, www.ikon.com, and may be found under the “Investor Relations” section by clicking on “Corporate Governance” and then clicking on “Corporate Integrity.” We intend to continue to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

Item 11.	Executive Compensation

Information appearing under “Summary of Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2007 Proxy Statement is incorporated herein by reference.

Information regarding IKON’s equity compensation plans appears below:

The following table sets forth information about IKON’s common stock that may be issued under all of IKON’s existing equity compensation plans as of September 30, 2006, including the 2006 Omnibus Equity Compensation Plan, 1995 Stock Option Plan, Long Term Incentive Compensation Plan and Non-Employee Directors’ Stock Option Plan (merged the former 1989 and 1993 Directors Plans). As of February 22, 2006, all of IKON’s equity compensation plans have been approved by security holders.

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Equity Issuance
	Exercise of	Exercise Price of	Under Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants or Rights	Warrants or Rights	Reflected in Column(a))

Plan Category
Equity compensation plans approved by security holders	10,846,921	$11.40	10,926,821
Equity compensation plans not approved by security holders	—	—	—

Total	10,846,921	$11.40	10,926,821

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Relationships and Related Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accountant fees and services appearing under “Independent Auditors’ Fees and Services” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2006.

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at		Charged			Balance at
	Beginning of	Charged to Costs	to Other			End of
Description	Period	and Expenses	Accounts	Deductions		Period
	(in thousands)

Year Ended September 30, 2006
Allowance for doubtful accounts on trade receivables	$12,284	$2,410 (4)		$6,201	(1)	$8,493
Lease default reserve(5)	6,613	(112)		1,028	(1)	5,473
Deferred tax valuation allowance	30,946	(2,145)		318		28,483

Year Ended September 30, 2005
Allowance for doubtful accounts on trade receivables	$7,224	$13,899 (4)		$8,839	(1)	$12,284
Lease default reserve(5)	6,446	2,841		2,674	(1)	6,613
Deferred tax valuation allowance	29,162	(2,674)		(4,458)		30,946

Year Ended September 30, 2004
Allowance for doubtful accounts on trade receivables	$6,894	$7,642 (4)		$7,312	(1)	$7,224
Lease default reserve(5)	58,477	28,226		80,257	(2)	6,446
Deferred tax valuation allowance	55,171	(23,241)		2,768	(3)	29,162

(1)	Accounts written-off during the year, net of recoveries for total operations.

(2)	Accounts written-off during the year, net of recoveries. In addition, $58,293 of lease default reserves were sold to GE as part of the Transactions. See Note 13 to the consolidated financial statements for additional information.

(3)	Primarily represents the expiration of net operating losses and tax credits for which a valuation allowance was provided.

(4)	Amounts represent charges related to total operations.

(5)	Balance at September 30, 2006 and 2005, relates only to our European leasing operations.

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

(a)(3) List of Exhibits*

Sale of Certain Assets and Liabilities Relating to our Leasing Operations in the U.S. and Canada
2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON, IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated December 15, 2003, is incorporated herein by reference.
2.2	First Amendment dated as of March 31, 2004, between IKON and General Electric Capital Corporation, to the Asset Purchase Agreement dated as of December 10, 2003, filed as Exhibit 2.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of March 31, 2004, between IKON, an Ontario corporation, and Heller Financial Canada, filed as Exhibit 2.2 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.
2.4	Assignment and Amendment Agreement dated as of June 30, 2004, by and among Heller Financial Canada, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, IKON, and IKON Office Solutions Northern Ltd., to the Asset Purchase Agreement dated as of March 31, 2004, filed as Exhibit 2.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.

2.5	Asset Purchase Agreement dated as of April 1, 2006, between IKON and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
Corporate Documents
3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K, is incorporated herein by reference.
3.2	Amendment to Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1998 Form 10-K, is incorporated herein by reference.
3.3	Code of Regulations, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.
Instruments Defining the Rights of Security Holders
Rights Agreement
4.1	Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4.1 to IKON’s Form 8-K dated June 18, 1997 is incorporated herein by reference.
4.2	Amendment No. 1 dated as of January 27, 2005 to the to the Amended and Restated Rights Agreement dated as of June 18, 1997, filed as Exhibit 4 to IKON’s Form 8-K dated January 27, 2005, is incorporated herein by reference.
$300 Million 6 3/4% Notes Due 2025 and Notes due 2027
4.3	Indenture dated as of December 11, 1995, between IKON and First Fidelity Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177, is incorporated herein by reference
$225 Million 7 3/4% Notes due 2015
4.4	Indenture dated as of September 21, 2005 between IKON and The Bank of New York, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.
4.5	Registration Rights Agreement dated as of September 21, 2005 between IKON and the Initial Purchasers of the Notes, filed as Exhibit 10.2 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.
Agreement with Commission pursuant to Regulation S-K, Item 6.01(b) (4)(iii)
4.6	Pursuant to Regulation S-K, Item 601(b) (4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
Credit Facility
10.1	Amended and Restated Credit Agreement dated as of June 28, 2006, by and among IKON, as Borrower, the lenders referred to therein, Deutsche Bank Securities Inc., as Syndication Agent, PNC Bank National Association, as Syndication Agent, The Royal Bank of Scotland PLC, as Documentation Agent, LaSalle Bank National Association, as Documentation Agent, Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 10.1 to IKON’s Form 8-K dated June 28, 2006, is incorporated herein by reference.
Leasing Programs
10.2	Program Agreement dated March 31, 2004, between IKON and General Electric Capital Corporation, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.
10.3	Canadian Rider, dated June 30, 2004, among IKON Office Solutions, Inc., General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, and IKON Office Solutions Northern Ltd., to the Program Agreement dated March 31, 2004 among IKON, General Electric Capital Corporation, and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.
10.4	Amended and Restated Program Agreement dated as of April 1, 2006, by and among IKON, General Electric Capital Corporation and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.

10.5	First Amendment to Amended and Restated Program Agreement dated as of October 11, 2006, by and among IKON, General Electric Capital Corporation and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated October 11, 2006, is incorporated herein by reference.
Compensatory Plans
10.6	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
10.7	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.8	Annual Bonus Plan, filed as Exhibit 10.3 to IKON’s 1994 Form 10-K, is incorporated herein by reference.**
10.9	Amendment to 1986 Stock Option Plan, filed as Exhibit 10.22 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.10	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
10.11	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.12	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K, is incorporated herein by reference.**
10.13	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**
10.14	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.15	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.16	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**
10.17	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.18	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.19	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.42 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.20	Amendment 2005-1, dated as of July 26, 2005, to IKON’s 1994 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
10.21	Changes to the compensation payable to IKON’s independent directors, filed under Item 1.01 to IKON’s Form 8-K dated December 14, 2004, is incorporated herein by reference.**
10.22	Amended and Restated IKON Office Solutions, Inc. Executive Deferred Compensation Plan dated as of February 22, 2006, filed as Exhibit 10.4 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
10.23	2006 Omnibus Equity Compensation Plan, effective February 22, 2006, filed as Exhibit 10.1 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
Forms of Award Agreements under the 2006 Omnibus Equity Compensation Plan
10.24	Form of Stock Unit Grant Agreement for IKON’s directors, filed as Exhibit 10.2 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
10.25	Form of Nonqualified Stock Option Grant Agreement for IKON’s directors, filed as Exhibit 10.3 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
10.26	Form of U.S. Stock Unit Grant Agreement, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 25, 2006, is incorporated herein by reference.**

10.27	Form of U.S. Nonqualified Stock Option Grant Agreement, filed as Exhibit 10.2 to IKON’s Form 8-K dated April 25, 2006, is incorporated herein by reference.**
10.28	Form of Performance Plan Incentive Unit Agreement, filed as Exhibit 10.3 to IKON’s Form 8-K dated April 25, 2006, is incorporated herein by reference.**
Management Contracts
10.29	Employment Agreement for Matthew J. Espe dated as of September 28, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 30, 2005, is incorporated herein by reference.**
10.30	Amendment dated as of October 25, 2005 to the Employment Agreement for Matthew J. Espe, filed as Exhibit 10.2 to IKON’s Form 8-K dated October 26, 2005, is incorporated herein by reference.**
10.31	Senior Executive Employment Agreement for Robert F. Woods, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 23, 2004, is incorporated herein by reference.**
10.32	Employment Agreement for Jeffrey W. Hickling dated as of March 11, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 21, 2005, is incorporated herein by reference.**
10.33	Senior Executive Employment Agreement for Brian D. Edwards dated August 9, 2004, filed as Exhibit 10.42 to IKON’s 2004 Form 10-K, is incorporated herein by reference.**
10.34	Executive Employment Agreement for David Mills dated as of October 22, 1997, filed as Exhibit 10.36 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
10.35	Supplemental Executive Employment Agreement for David Mills dated as of April 16, 1999, filed as Exhibit 10.37 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
10.36	Senior Executive Employment Agreement for Michael Kohlsdorf dated as of May 10, 2004.**†
Miscellaneous
10.37	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, PA 19355, filed as Exhibit 10.80 to IKON’s 2003 Form 10-K, is incorporated herein reference.
12.1	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of IKON.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

(b) The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(c) The response to this portion of Item 15 is contained on page 92 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON Office Solutions, Inc.

Date: December 1, 2006

By:	/s/ Robert F. Woods
(Robert F. Woods)
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Espe (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	December 1, 2006

/s/ Robert F. Woods (Robert F. Woods)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 1, 2006

/s/ Theodore E. Strand (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	December 1, 2006

/s/ Philip E. Cushing (Philip E. Cushing)	Director	December 1, 2006

/s/ Thomas R. Gibson (Thomas R. Gibson)	Director	December 1, 2006

/s/ Richard A. Jalkut (Richard A. Jalkut)	Director	December 1, 2006

/s/ Arthur E. Johnson (Arthur E. Johnson)	Director	December 1, 2006

/s/ Kurt M. Landgraf (Kurt M. Landgraf)	Director	December 1, 2006

/s/ Gerald Luterman (Gerald Luterman)	Director	December 1, 2006

/s/ William E. McCracken (William E. McCracken)	Director	December 1, 2006

Signature	Title	Date

/s/ William L. Meddaugh (William L. Meddaugh)	Director	December 1, 2006

/s/ Anthony P. Terracciano (Anthony P. Terracciano)	Director	December 1, 2006