Form 10-Q
period 2006-12-31
IKON OFFICE SOLUTIONS INC
filed 2007-01-31
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2006
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, no par value, outstanding on January 29, 2007 is 126,329,585

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, improved operational efficiency and balanced capital strategy; earnings, revenue, cash flow, margins and results from continuing operations; our ability to repay debt; our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting; the development and expansion of our strategic alliances and partnerships; the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our North American and European markets (the “One Platform Conversion”); our color product strategies; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	December 31, 2006	September 30, 2006
Assets
Cash and cash equivalents	$365,814	$414,239
Accounts receivable, net	562,171	589,973
Lease receivables, net	85,024	83,051
Inventories	267,117	214,792
Prepaid expenses and other current assets	31,907	34,742
Deferred taxes	50,817	46,504

Total current assets	1,362,850	1,383,301

Long-term lease receivables, net	241,222	222,333
Equipment on operating leases, net	80,501	83,248
Property and equipment, net	141,794	144,453
Deferred taxes	28,092	30,215
Goodwill	1,308,090	1,297,333
Other assets	71,490	74,543

Total Assets	$3,234,039	$3,235,426

Liabilities
Current portion of corporate debt	$2,035	$1,487
Current portion of non-corporate debt	156,822	152,971
Trade accounts payable	241,305	224,312
Accrued salaries, wages and commissions	73,572	109,090
Deferred revenues	111,911	118,146
Taxes payable	25,876	15,831
Other accrued expenses	117,064	139,590

Total current liabilities	728,585	761,427

Long-term corporate debt	595,133	593,578
Long-term non-corporate debt	70,111	64,005
Other long-term liabilities	132,475	130,283

Commitments and contingencies (Note 8)

Shareholders’ Equity
Common stock, no par value	1,051,259	1,044,633
Retained earnings	848,147	828,255
Accumulated other comprehensive income	75,736	59,169
Cost of common stock in treasury	(267,407)	(245,924)

Total Shareholders’ Equity	1,707,735	1,686,133

Total Liabilities and Shareholders’ Equity	$3,234,039	$3,235,426

Supplemental Information
Shares of common stock authorized	300,000	300,000

Shares of common stock issued	149,310	149,310
Treasury stock	22,820	21,695

Shares of common stock outstanding	126,490	127,615

Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding	—	—
See notes to consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31
	2006	2005
Revenues
Equipment	$416,237	$424,989
Customer service and supplies	345,970	371,223
Managed and professional services	192,243	176,382
Rental and fees	35,408	40,427
Other	18,026	29,842

	1,007,884	1,042,863

Cost of Revenues
Equipment	312,384	323,243
Customer service and supplies	194,230	199,053
Managed and professional services	142,252	131,646
Rental and fees	9,909	12,798
Other	11,997	13,930

	670,772	680,670

Gross Profit
Equipment	103,853	101,746
Customer service and supplies	151,740	172,170
Managed and professional services	49,991	44,736
Rental and fees	25,499	27,629
Other	6,029	15,912

	337,112	362,193

Selling and administrative	288,137	313,987
Gain on divestiture of business	—	4,924
Restructuring benefit	—	152

Operating income	48,975	53,282

Loss from the early extinguishment of debt	—	1,650
Interest income	3,360	2,571
Interest expense	12,452	13,798

Income from continuing operations before taxes on income	39,883	40,405
Taxes on income	12,546	12,773

Income from continuing operations	27,337	27,632

Discontinued Operations:
Operating income	—	19
Tax expense	—	8

Net income from discontinued operations	—	11

Net income	$27,337	$27,643

Basic Earnings Per Common Share
Continuing operations	$0.21	$0.21
Discontinued operations	—	0.00

Net income	$0.21	$0.21

Diluted Earnings Per Common Share
Continuing operations	$0.21	$0.21
Discontinued operations	—	0.00

Net income	$0.21	$0.21

Cash dividends per common share	$0.04	$0.04

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended December 31
	2006	2005
Cash Flows from Operating Activities
Net income	$27,337	$27,643
Net income from discontinued operations	—	11

Income from continuing operations	27,337	27,632
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	17,143	17,251
Amortization	517	1,097
Gain from divestiture of business	—	(4,924)
Loss on disposal of property and equipment	151	633
Provision for losses on accounts receivable	1,754	97
Provision for deferred income taxes	(4,282)	(7,289)
Provision for lease default reserves	28	802
Stock-based compensation expense	2,848	2,551
Pension expense	524	16,844
Loss from the early extinguishment of debt	—	1,650
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	29,898	(20,214)
Increase in inventories	(51,051)	(17,328)
Decrease in prepaid expenses and other current assets	2,995	2,509
Increase (decrease) in accounts payable	15,235	(33,573)
(Decrease) increase in deferred revenue	(7,580)	2,877
Decrease in accrued expenses	(55,718)	(40,043)
Contributions to pension plans	(801)	(1,205)
Increase in taxes payable	12,886	15,329
Other	(324)	(722)

Net cash used in continuing operations	(8,440)	(36,026)
Net cash used in discontinued operations	—	(2,114)

Net cash used in operating activities	(8,440)	(38,140)

Cash Flows from Investing Activities
Proceeds from the divestiture of a business	—	19,128
Expenditures for property and equipment	(4,837)	(3,611)
Expenditures for equipment on operating leases	(7,345)	(7,371)
Proceeds from the sale of property and equipment and equipment on operating leases	2,732	2,823
Proceeds from the sale of lease receivables	53,481	51,142
Lease receivables — additions	(80,925)	(94,180)
Lease receivables — collections	24,597	122,389
Proceeds from life insurance	2,227	1,501
Other	76	(2,235)

Net cash (used in) provided by investing activities	(9,994)	89,586

Cash Flows from Financing Activities
Short-term corporate debt borrowings (repayments), net	1	(29)
Repayment of other borrowings	(27)	(3,752)
Debt issuance costs	—	(821)
Corporate — debt repayments	(218)	(54,482)
Non-corporate debt — issuances	4,220	18,432
Non-corporate debt — repayments	(7,139)	(87,358)
Dividends paid	(5,092)	(5,249)
Increase in restricted cash	—	(5)
Proceeds from stock option exercises	10,283	5,283
Tax benefit relating to stock plans	788	2,962
Purchase of treasury shares	(34,091)	(33,392)

Net cash used in financing activities	(31,275)	(158,411)

Effect of exchange rate changes on cash and cash equivalents	1,284	(986)

Net decrease in cash and cash equivalents	$(48,425)	$(107,951)

Cash and cash equivalents at beginning of year	414,239	373,705

Cash and cash equivalents at end of period	$365,814	$265,754

Supplemental cash flow information:
Cash paid for income taxes	$3,743	$2,390

Cash paid for interest	$13,746	$18,069

Non-cash investing and financing activities:
Assets acquired under capital leases	$2,242	$—

See notes to consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of December 31, 2006 and the related consolidated statements of income and consolidated statements of cash flows for the three months ended December 31, 2006 and 2005, are unaudited. The consolidated balance sheet as of September 30, 2006, is derived from the audited financial statements at that date. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2006. Therefore, the interim consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 1, 2006.
     The results of operations through the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.
     We had $24,500 and $6,775 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at December 31, 2006 and September 30, 2006, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
     Certain prior year amounts have been reclassified to conform to the current year presentation.
2. RECENT ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. We are currently evaluating the impact of SFAS 158, but we do not expect a material impact from the adoption of this standard on our consolidated financial position, results of operations or cash flows, as a result of the freeze of our U.S. and one of our non-U.S. plans. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, which for the Company is as of the end of our current fiscal year, September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Therefore this part of the standard will not be effective for the Company until our fiscal year ended September 30, 2009.
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

3. ACCOUNTING FOR STOCK BASED COMPENSATION
     The Company adopted SFAS123(R), “Share Based Payment — Revised 2004” (“SFAS 123(R)”) during fiscal 2005, using the modified retrospective transition method. In accordance with SFAS 123(R), we are required to recognize compensation expense for all stock-based compensation options and awards granted prior to, but not yet vested as of September 30, 2004, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and compensation expense for all stock-based compensation options and awards granted subsequent to September 30, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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
     During the three months ended December 31, 2006 and 2005, the Company issued 563 and 1,169 stock options, respectively.
     During the three months ended December 31, 2006 and 2005, the Company recognized $1,338 and $1,240, respectively, of stock based compensation expense related to stock options, net of taxes.
     Changes in common shares under option were:

			Weighted
	Shares		Average Price
Outstanding at September 30, 2006	9,366		$11.50
Granted	563		16.54
Exercised	1,096		14.94
Cancelled	153		30.80

Outstanding at December 31, 2006	8,680		$11.76

Exercisable at December 31, 2006	6,752	*	$11.58

*	6,158 of the 6,752 options exercisable at December 31, 2006 have a market value in excess of the strike price.
     The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 were $6,089 and $7,584, respectively.
     The weighted-average fair values at date of grant for options granted during the three months ended December 31, 2006 and 2005 were $4.52 and $5.02, respectively, and were estimated using the Black-Scholes option-pricing method. Effective October 1, 2006, we revised the historical period in which we use to calculate our volatility assumption. This change was made to more accurately reflect our current business model by utilizing the date which we sold our U.S. leasing business, April 1, 2004, as the historical starting point. We believe this period more accurately reflects the volatility of our stock price going forward. Furthermore, the change in our methodology is not expected to have a material impact on our consolidated statement of operations for fiscal 2007; however, this change may or may not have a material impact on future years.

     The following assumptions were applied for options granted during the three months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31
	2006	2005
Expected dividend yield (1)	1.0%	1.5%
Expected volatility rate (2)	24.6%	55.1%
Expected lives (3)	5.0 years	5.0 years
Risk-free interest rate (4)	4.4%	4.4%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	For options granted prior to October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date. For options granted after October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
     The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Exercisable	Average	Remaining	Aggregate
Range of	at December 31,	Exercise	Contractual	Intrinsic	at December 31,	Exercise	Contractual	Intrinsic
Exercise Prices	2006	Price	Life	Value	2006	Price	Life	Value
$ 2.35 — 9.09	2,074	$6.07	5.7 years	$21,364	1,924	$5.84	5.7 years	$20,266
9.10 — 10.99	3,463	10.77	7.7	19,373	2,289	10.75	7.3	12,858
11.00 — 16.49	1,998	13.28	4.0	6,179	1,945	13.30	3.8	5,974
16.50 — 44.63	1,145	22.39	5.7	—	594	27.76	1.8	—

	8,680	$11.76	6.1 years	$46,916	6,752	$11.58	5.4 years	$39,098
     Stock Awards
     Generally, employee stock awards vest over varying periods beginning as early as the date of issuance and fully vest up to five years later. In accordance with SFAS 123(R), the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach.
     During the three months ended December 31, 2006 and 2005, the Company granted 498 and 593 stock awards, respectively, with terms similar to the terms mentioned above.
     During the three months ended December 31, 2006 and 2005, the Company recognized $485 and $367, respectively, of stock based compensation expense related to stock awards, net of taxes.
4. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2006	$962,407	$334,926	$1,297,333
Translation adjustment	(4,358)	15,115	10,757

Goodwill at December 31, 2006	$958,049	$350,041	$1,308,090

     Changes in the goodwill balance since September 30, 2006 are attributable to foreign currency translation adjustments.
5. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended
	December 31
	2006	2005
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$27,337	$27,632
Effect of dilutive securities:
Interest expense on convertible notes, net of taxes	—	88

Numerator for diluted earnings per common share — net income from continuing operations	$27,337	$27,720

Denominator:
Denominator for basic earnings per common share — weighted average common shares	127,235	133,141
Effect of dilutive securities:
Convertible notes	—	770
Employee stock awards	679	435
Employee stock options	1,390	512

Dilutive potential common shares	2,069	1,717
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	129,304	134,858

Basic earnings per common share from continuing operations	$0.21	$0.21

Diluted earnings per common share from continuing operations	$0.21	$0.21

     We accounted for the effect of our convertible notes in the diluted earnings per common share calculation using the “if converted” method. Under that method, the convertible notes were assumed to be converted to shares (weighted for the number of days outstanding in the period) at a conversion price of $15.03 and interest expense, net of taxes, related to the convertible notes was added back to net income. We purchased the outstanding balance of our convertible notes during the first quarter of fiscal 2006.
     Options to purchase 1,544 and 8,450 shares of common stock were outstanding during the three months ended December 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
6. SHARE REPURCHASES
     During the three months ended December 31, 2006, we repurchased 2,224 shares of our outstanding common stock for $34,026. At December 31, 2006, we had $70,927 remaining of the $400,000 authorized by our Board of Directors for share repurchases. Under terms of our $200,000 secured credit facility (the “Credit Facility”), we are permitted to repurchase shares in an aggregate amount not to exceed (a) $100,000 over the remaining term of the credit facility, plus (b) 50% of net income (as defined in the Credit Facility) and (c) an additional aggregate amount of $75,000, as long as we maintain a proforma Leverage Ratio (as defined in the Credit Facility) of no greater than two times at the end of any fiscal quarter. We are subject to similar restrictions on share repurchases under the terms of our 7.75% Notes due 2015 (“2015 Notes”). At December 31, 2006, based on the terms of our Credit Facility and our 2015 Notes, we had capacity to repurchase an additional $60,742 of the Company’s common stock, which amount is subject to increase by a function of future net income (as described above) and will be reduced by the amount of future share repurchases.
7. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended
	December 31
	2006	2005
Net income	$27,337	$27,643
Foreign currency translation adjustments	16,567	(11,867)
Loss on derivative financial instruments	—	(131)
Minimum pension liability adjustment	—	24,784 *

Total comprehensive income	$43,904	$40,429

*	As a result of freezing the U.S. Plans (discussed in Note 10).
8. CONTINGENCIES
     Environmental and Legal
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances, included in other long-term liabilities in our consolidated balance sheets, of $7,404 and $7,444 as of December 31, 2006 and September 30, 2006, respectively, for our environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     During fiscal 2007 and 2006, we incurred various costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. For the three months ended December 31, 2006, payments related to these obligations were $42, which were charged against the related environmental accrual. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of December 31, 2006 and September 30, 2006, our accrual for black lung and workers’ compensation liabilities related to B&T was $9,868 and $10,147, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As of December 31, 2006, we had accrued aggregate liabilities totaling $1,400 in other accrued expenses and $15,872 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our consolidated financial statements may have been incurred.
     Other Contingencies
     In connection with the sale of certain assets and liabilities of our U.S and Canadian lease portfolios in 2004, and our U.S. retained portfolio in 2006 (“the Transactions”) to General Electric Capital Corporation (“GE”), we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such transactions. Under the definitive asset purchase agreements in connection with the Transactions, if GE were to incur a liability in connection with an indemnifiable claim, we may be required to reimburse GE for the full amount of GE’s damages.
     We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at December 31, 2006 was $259,550. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $240 at December 31, 2006. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.
     There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of December 31, 2006, believes that the impact of these other contingencies will not be material to our consolidated financial statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

9. SEGMENT REPORTING
     The table below presents segment information for the three months ended December 31, 2006 and 2005:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2006
Revenues:
Equipment	$361,755	$54,482	$—	$416,237
Customer service and supplies	304,617	41,353	—	345,970
Managed and professional services	178,473	13,770	—	192,243
Rental and fees	33,192	2,216	—	35,408
Other	—	18,026	—	18,026

Total revenues	878,037	129,847	—	1,007,884
Cost of Revenues:
Equipment	277,522	34,862	—	312,384
Customer service and supplies	165,687	28,543	—	194,230
Managed and professional services	129,925	12,327	—	142,252
Rental and fees	9,692	217	—	9,909
Other	—	11,997	—	11,997

Total cost of revenues	582,826	87,946	—	670,772
Gross Profit:
Equipment	84,233	19,620	—	103,853
Customer service and supplies	138,930	12,810	—	151,740
Managed and professional services	48,548	1,443	—	49,991
Rental and fees	23,500	1,999	—	25,499
Other	—	6,029	—	6,029

Total gross profit	295,211	41,901	—	337,112
Selling and administrative	219,772	33,054	35,311	288,137

Operating income	75,439	8,847	(35,311)	48,975
Interest income	—	—	3,360	3,360
Interest expense	—	—	12,452	12,452

Income from continuing operations before taxes on income	$75,439	$8,847	$(44,403)	$39,883

Three Months Ended December 31, 2005
Revenues:
Equipment	$375,723	$49,266	$—	$424,989
Customer service and supplies	336,668	34,555	—	371,223
Managed and professional services	162,824	13,558	—	176,382
Rental and fees	39,027	1,400	—	40,427
Other	13,274	16,568	—	29,842

Total revenues	927,516	115,347	—	1,042,863
Cost of revenues:
Equipment	291,214	32,029	—	323,243
Customer service and supplies	174,852	24,201	—	199,053
Managed and professional services	120,245	11,401	—	131,646
Rental and fees	12,649	149	—	12,798
Other	3,741	10,189	—	13,930

Total cost of revenues	602,701	77,969	—	680,670
Gross profit:
Equipment	84,509	17,237	—	101,746
Customer service and supplies	161,816	10,354	—	172,170
Managed and professional services	42,579	2,157	—	44,736
Rental and fees	26,378	1,251	—	27,629
Other	9,533	6,379	—	15,912

Total gross profit	324,815	37,378	—	362,193
Selling and administrative	226,250	29,804	57,933	313,987
Gain on divestiture of business	—	4,924	—	4,924
Restructuring and asset benefit	152	—	—	152

Operating income	98,717	12,498	(57,933)	53,282
Loss from the early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	2,571	2,571
Interest expense	—	—	13,798	13,798

Income from continuing operations before taxes on income	$98,717	$12,498	$(70,810)	$40,405

*	Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance and customer support.

10. PENSION PLANS
     We sponsor or have sponsored defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
     All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Additionally, effective December 31, 2005 we froze one of our non-U.S. Plans. Accordingly, participants no longer accrue benefits under these plans. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent fiscal year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005.
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended December 31
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$720	$8,721	$1,189
Interest cost	8,191	1,234	8,417	1,115
Expected return on assets	(9,089)	(1,400)	(7,803)	(1,027)
Amortization of net obligation	—	—	—	9
Amortization of prior service cost	—	(52)	47	(51)
Recognized net actuarial loss	673	247	2,978	397
Curtailment	—	—	2,852	—

Net periodic pension (income) cost	$(225)	$749	$15,212	$1,632

     Contributions to the U.S. Plans and non-U.S. Plans were $400 and $401 during the three months ended December 31, 2006.
     During the remainder of fiscal 2007, we expect to make contributions of approximately $1,100 and $4,000 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also may make additional voluntary contributions during fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company
     We deliver integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We are the world’s largest independent channel for copier, printer and multifunction product technologies, integrating best-in-class systems from leading manufacturers, such as Canon, Ricoh, Konica Minolta, EFI and HP, and document management software from companies such as Captaris, eCopy, Kofax and others, to deliver tailored, high-value solutions implemented and supported by our services organization — IKON Enterprise Services. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three months ended December 31, 2006, references to 2007 and 2006 refer to the three months ended December 31, 2006 and 2005, respectively.
     Summary of Consolidated Results
     For the first quarter of fiscal 2007, we had earnings per diluted share of $0.21. Total revenues, which includes a currency benefit of 1.3% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes) were $1,007,884, representing a $34,979, or 3.4%, decrease from the first quarter of fiscal 2006. This decrease is primarily a result of a decline in Customer Service and Supplies revenue of $25,253, or 6.8%, an $8,752, or 2.1%, decline in Equipment revenue, and the expected decline in finance income from the sale of assets, namely retained lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006. These decreases were partially offset by an increase in Managed and Professional Services revenue of $15,861, or 9.0%. Selling and administrative expenses decreased $25,850, or 8.2%, compared to fiscal 2005, resulting in a selling and administrative expense to revenue ratio of 28.6%, compared to 30.1% a year ago. We also paid dividends of $5,092, or $0.04 per share, repurchased 2,224 shares of our outstanding common stock for $34,026 and made pension contributions of $801 during the three months ended December 31, 2006.
     Recent Developments
     We recently announced a new relationship with Kyocera Mita, resulting in the expansion of our black and white office product portfolio with the addition of three devices serving product segments 2, 3 and 4. These new products are specifically designed to allow us to better compete in the black and white office segment as it increasingly becomes more commoditized. These units will become available in early February 2007 and will be offered in convenient cost effective and pre-configured bundles that provide a host of standard features. We launched the IKON CPP 650 and the Canon ImagePRESS C1 during December 2006. Looking forward, we expect both of these products to contribute to color placement and revenue growth.
RESULTS OF OPERATIONS
Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005
     Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through IKON Enterprise Services. Approximately 87% of our revenues were generated by INA and approximately 95% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2006
Revenues:
Equipment	$361,755	$54,482	$—	$416,237
Customer service and supplies	304,617	41,353	—	345,970
Managed and professional services	178,473	13,770	—	192,243
Rental and fees	33,192	2,216	—	35,408
Other	—	18,026	—	18,026

Total revenues	878,037	129,847	—	1,007,884
Cost of Revenues:
Equipment	277,522	34,862	—	312,384
Customer service and supplies	165,687	28,543	—	194,230
Managed and professional services	129,925	12,327	—	142,252
Rental and fees	9,692	217	—	9,909
Other	—	11,997	—	11,997

Total cost of revenues	582,826	87,946	—	670,772
Gross Profit:
Equipment	84,233	19,620	—	103,853
Customer service and supplies	138,930	12,810	—	151,740
Managed and professional services	48,548	1,443	—	49,991

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Rental and fees	23,500	1,999	—	25,499
Other	—	6,029	—	6,029

Total gross profit	295,211	41,901	—	337,112
Selling and administrative	219,772	33,054	35,311	288,137

Operating income	75,439	8,847	(35,311)	48,975
Interest income	—	—	3,360	3,360
Interest expense	—	—	12,452	12,452

Income from continuing operations before taxes on income	$75,439	$8,847	$(44,403)	$39,883

Three Months Ended December 31, 2005
Revenues:
Equipment	$375,723	$49,266	$—	$424,989
Customer service and supplies	336,668	34,555	—	371,223
Managed and professional services	162,824	13,558	—	176,382
Rental and fees	39,027	1,400	—	40,427
Other	13,274	16,568	—	29,842

Total revenues	927,516	115,347	—	1,042,863
Cost of Revenues:
Equipment	291,214	32,029	—	323,243
Customer service and supplies	174,852	24,201	—	199,053
Managed and professional services	120,245	11,401	—	131,646
Rental and fees	12,649	149	—	12,798
Other	3,741	10,189	—	13,930

Total cost of revenues	602,701	77,969	—	680,670
Gross Profit:
Equipment	84,509	17,237	—	101,746
Customer service and supplies	161,816	10,354	—	172,170
Managed and professional services	42,579	2,157	—	44,736
Rental and fees	26,378	1,251	—	27,629
Other	9,533	6,379	—	15,912

Total gross profit	324,815	37,378	—	362,193
Selling and administrative	226,250	29,804	57,933	313,987
Gain on divestiture of business	—	4,924	—	4,924
Restructuring and asset benefit	152	—	—	152

Operating income	98,717	12,498	(57,933)	53,282
Loss from the early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	2,571	2,571
Interest expense	—	—	13,798	13,798

Income from continuing operations before taxes on income	$98,717	$12,498	$(70,810)	$40,405

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2007	2006	$ Change	% Change
Revenue	$416,237	$424,989	$(8,752)	(2.1)%
Cost of revenue	312,384	323,243	(10,859)	(3.4)%

Gross profit	$103,853	$101,746	$2,107	2.1%

Gross profit %	25.0%	23.9%
     Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and color-capable, for products that print both black and white images and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 — 4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 32%, 16% and 50%, respectively, of total

U.S. equipment revenue during the first quarter of fiscal 2007. The remaining 2% represented revenue from printers, faxes and other.
     Equipment revenue in North America decreased by $13,968, or 4%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. production black and white revenue decreased 6% when compared to the same period of fiscal 2006 primarily attributed to increased competition from second tier vendors and from pricing pressure across both segment 5 and segment 6 units, in particular the segment 6 IKON PrintCenterProTM 1050, which experienced continued placement growth but at lower price points. In office black and white, placements increased 1%, while revenue declined 10%. The decline in office black and white revenue is due to continued pricing pressures across all segments and from lower placements in segment 4 as customers replace black and white devices with new color-capable devices that print both black and white and color. The lower mix of segment 4 products, which represents the highest priced machines in the office black and white segment, negatively impacted revenue. U.S. color revenue increased 10% year over year driven by strong placement growth of color-capable office devices offset slightly by the delayed availability of a new light production device from one of our vendors, which impacted production color revenue during the first quarter of fiscal 2007. Equipment revenue in Europe increased $5,216, or 11%, in the first quarter of fiscal 2007 compared to fiscal 2006 driven primarily by a currency benefit of approximately $4,700 and partially from revenue growth in Germany and the continued success of our Pan European and Global accounts initiative across Europe.
     The increase in Equipment gross profit margin from the prior year was driven by the increased mix of higher margin used equipment.
     Customer Service and Supplies

	2007	2006	$ Change	% Change
Revenue	$345,970	$371,223	$(25,253)	(6.8)%
Cost of revenue	194,230	199,053	(4,823)	(2.4)%

Gross profit	$151,740	$172,170	$(20,430)	(11.9)%

Gross profit %	43.9%	46.4%
     INA Customer Service (maintenance and service of equipment which is driven by the total machines we service in the field, referred to as “MIF”, and the number, price, and mix of copies made on those machines) and direct supplies revenue decreased $32,051, or 10%, compared to the first quarter of fiscal 2006 due to analog copies, which have higher average revenue per copy than black and white digital copies, declining over 40% as we have been transitioning our customers out of analog into digital. The second principal driver, is the year-over-year pricing decline of digital copies. Partially offsetting these trends is the shift to color copies, with higher revenue per copy than black and white. Color copies impacting Customer Service revenue increased over 40% year over year. Total copies impacting Customer Service revenue were flat year over year. Our strategy to offset the decline in black and white revenue per copy is to accelerate our color equipment placement growth, driven by new product launches from our vendors, to improve our color page volume mix. IE Customer Service and Supplies revenue increased year over year by $6,798, or 20%, primarily from a favorable currency benefit of approximately $3,500 and partially as a result of the increase in color copy volume and strong color equipment placement growth.
     The decrease in Customer Service and Supplies’ gross profit margin was primarily a result of a year-over-year decrease in revenue, partially offset by a decrease in costs attributed to a lower cost structure in North America and the continued focus on cost reduction and productivity improvements.
     Managed and Professional Services

	2007	2006	$ Change	% Change
Revenue	$192,243	$176,382	$15,861	9.0%
Cost of revenue	142,252	131,646	10,606	8.1%

Gross profit	$49,991	$44,736	$5,255	11.7%

Gross profit %	26.0%	25.4%

     Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 68%, 21% and 11% of total Managed and Professional Services revenue, respectively, during the first quarter of fiscal 2007.
     INA Managed and Professional Services revenue increased $15,649, or 10%, during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. INA On-site Managed Services revenue, which represents approximately 14% of the total INA revenue mix, increased 8%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new contracts. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, increased 5% as a result of strengthening our sales force and continued improvement in our digital offerings such as electronic digital discovery, commercial imaging and graphics. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 41% during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was driven by a year-over-year increase in support and maintenance agreements as well as increased customer demand for high value add consulting services and solutions.
     INA Managed and Professional Services gross profit margin percentage increased by approximately 100 basis points. This improvement was primarily the result of increased margins in On-site Managed Services as a result of an overall improvement in contract profitability. Off-site Managed Services margins declined due to a higher mix of lower margin projects. INA Professional Services margins improved primarily due to volume and utilization improvements in our service force.
     Rental and Fees

	2007	2006	$ Change	% Change
Revenue	$35,408	$40,427	$(5,019)	(12.4)%
Cost of revenue	9,909	12,798	(2,889)	(22.6)%

Gross profit	$25,499	$27,629	$(2,130)	(7.7)%

Gross profit %	72.0%	68.3%
     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased when compared to the same period of fiscal 2006, primarily from the sale of the U.S. Retained Portfolio to GE in 2006. As a result of this sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S. Sharing revenue decreased $4,692 and associated costs of revenue decreased $4,425 also as a result of the sale of the U.S. Retained Portfolio.
     Other Revenue

	2007	2006	$ Change	% Change
Finance income	$5,975	$19,072	$(13,097)	(68.7)%
Other	12,051	10,770	1,281	11.9%

Total other revenue	$18,026	$29,842	$(11,816)	(39.6)%

Finance interest expense	$1,418	$4,612	$(3,194)	(69.3)%
Other	10,579	9,318	1,261	13.5%

Total cost of other revenue	$11,997	$13,930	$(1,933)	(13.9)%

Finance income gross profit	$4,557	$14,460	$(9,903)	(68.5)%
Other gross profit	1,472	1,452	20	1.4%

Total other gross profit	$6,029	$15,912	$(9,883)	(62.1)%

Finance income gross profit %	76.3%	75.8%
Other gross profit%	12.2%	13.5%
Total gross profit %	33.4%	53.3%

     Finance income decreased $13,328 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006. Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses.
     Selling and Administrative Expenses

	2007	2006	$ Change	% Change
Selling and administrative expenses	$288,137	$313,987	$(25,850)	(8.2)%
Selling and administrative expenses as a % of revenue	28.6%	30.1%
     Selling and administrative expenses, which were unfavorably impacted by $2,802 due to foreign currency translation, decreased by $25,850, or 8.2%, during the first quarter of fiscal 2007 and decreased as a percentage of revenue from 30.1% to 28.6%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $16,844 to $524 in fiscal 2007 primarily as a result of the freezing of certain of our defined benefit pension plans during fiscal 2006, which included a curtailment charge of $2,852 in the first quarter of fiscal 2006. The year-over-year decline attributed specifically to selling and administrative was approximately $10,000;

•	a decrease of $13,529 compared to fiscal 2006 as a result of lower spending for contract labor, information technology, healthcare costs and facilities due to spending actions taken during fiscal 2006; and

•	a decrease of $3,254 in professional fees, which includes lower fees from GE related to the sale of the U.S. Retained Portfolio.
     Other Items

	2007	2006	$ Change
Gain on divestiture of business	$—	$4,924	$(4,924)
Restructuring benefit	—	152	(152)
Loss from the early extinguishment of debt	—	1,650	(1,650)
Interest income	3,360	2,571	789
Interest expense	12,452	13,798	(1,346)
Taxes on income	12,546	12,773	(227)
Income from continuing operations	27,337	27,632	(295)
Diluted earnings per common share — continuing operations	$0.21	$0.21	$—
     We recognized a non-taxable gain during the first quarter of fiscal 2006 of $4,924 on the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”) resulting from the difference between the carrying amount of assets sold, net of liabilities, and proceeds received less certain associated costs.
     During the first quarter of fiscal 2006, we purchased the remaining $53,242 balance of our convertible notes, for $54,307. As a result, we recognized a loss, including the write-off of unamortized costs, of $1,650, which is included in loss from the early extinguishment of debt in the consolidated statements of income for the first quarter of fiscal 2006.
     Interest income increased year over year as a result of a higher average invested cash balance in fiscal 2007 and also from the increase in the average yield on our short term investments.
     Interest expense decreased from fiscal 2006 as a result of the year over year reduction in corporate debt.
     Our effective income tax rate was 31.5% and 31.6% for the first quarter of fiscal 2007 and 2006, respectively. The first quarter fiscal 2007 effective tax rate includes one-time benefits related to the settlement of certain tax audits. The first quarter fiscal 2006 effective tax rate reflects the divestiture of our Kafevend business, which resulted in no tax liability and lowered our effective income tax rate. The effective income tax rate for the remaining nine months of fiscal 2007 is expected to be between 36% and 37%, bringing the full year rate between 35% and 36%.
     Diluted earnings per common share from continuing operations were $0.21 for the three months ended December 31, 2006, compared to $0.21 for the three months ended December 31, 2005, which includes the gain on the divestiture of the Kafevend business, partially offset by the loss from the early extinguishment of debt.
FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the three months ended December 31, 2006 as reported in our consolidated statements of cash flows:

2007
Cash used in operating activities	$(8,440)
Cash used in investing activities	(9,994)
Cash used in financing activities	(31,275)
Effect of exchange rate changes on cash and cash equivalents	1,284

Decrease in cash and cash equivalents	(48,425)
Cash and cash equivalents at the beginning of the year	414,239

Cash and cash equivalents at the end of period	$365,814

     Operating Cash Flows
     For the three months ended December 31, 2006, cash used in operating activities was $8,440. Net income from continuing operations was $27,337 and non-cash operating expenses, which include items such as depreciation, amortization, stock-based compensation expense, provisions for losses on accounts receivable and leases, gain on divestiture of business, loss from the early extinguishment of debt, loss on disposal of property and equipment, pension expense and deferred income taxes, were $18,683. Significant sources of cash included a decrease in accounts receivable of $29,898 and an increase in accounts payable of $15,235. Trade accounts receivable decreased mainly due to focused collection efforts and partially from lower revenues. Our days sales outstanding on trade accounts receivable improved steadily from 55 days at December 31, 2005 to 51 days at December 31, 2006. Our aged accounts receivable balances greater than 90 days old and greater than 150 days old declined year over year from 10% and 4% to 8% and 2%, respectively. The accounts receivable due from third party financing companies decreased to $81,450 at December 31, 2006, compared to $89,127 at September 30, 2006 as a result of our continued focus on improving the timing of funding from GE. Accounts payable was higher compared to the balance at September 30, 2006 as a result of increased inventory purchases and the timing of the payment of invoices and purchases from our vendors. Other sources of cash included a decrease in prepaid expenses and other current assets of $2,995. As an offset to these sources of cash, we used $51,051 for inventory during the quarter in order to replenish lower fiscal year end inventory levels, as expected. In addition, accrued expenses decreased $55,718 mainly as the result of the payment of fiscal 2006 performance compensation during the first quarter. Deferred revenues decreased $7,580 primarily as a result of a decrease in Customer Service revenue.
     Investing Cash Flows
     During the three months ended December 31, 2006, $9,994 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $4,837 and $7,345, respectively. Sources of cash from investing activities included $2,732 from the proceeds from the sale of property and equipment and equipment on operating leases and $2,227 from the proceeds of life insurance contracts.
     Financing Cash Flows
     During the three months ended December 31, 2006, we used $31,275 of cash for financing activities. We repurchased 2,224 shares of our outstanding common stock for $34,091 (including related fees) and paid $5,092 for dividends, representing $0.04 per common share to shareholders of record. Our European leasing subsidiaries repaid $7,139 of non-corporate debt, which was offset by $4,220 in non-corporate debt issuances. Partially offsetting these outflows were cash proceeds from stock option exercises of $10,283.
     Capital Structure
     Our total debt outstanding as of December 31, 2006 and September 30, 2006 was $824,101 and $812,041, respectively. This includes corporate debt of $597,168 and $595,065 and non-corporate debt of $226,933 and $216,976 as of December 31, 2006 and September 30, 2006, respectively. Our debt-to-capital ratio was 33% as of December 31, 2006 and September 30, 2006.
     Liquidity Outlook
     For fiscal year 2007, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $80,000 to $120,000. These expected results are primarily due to the generation of cash from net income. We expect accounts receivable will be lower than fiscal year 2006 by approximately $25,000 offset by an expected increase year over year in inventory of approximately $15,000 and pension contributions of $10,000, including voluntary and involuntary contributions, during fiscal 2007. In addition, for the full fiscal year, we expect to repurchase between $75,000 and $100,000 of our common stock and pay dividends of approximately $20,000.
     We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures and payment of dividends.
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 2 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk. Our exposure to market risk for changes in interest rates, if any, relates primarily to our invested cash balances and our non-corporate debt under our revolving asset securitization conduit financing agreement, which is used primarily to fund the lease receivables portfolio in the United Kingdom. This debt is at a variable rate; however, our interest rate exposure is capped at 7.0% via an interest rate cap. As of December 31, 2006, we have essentially no exposure to market risk for changes in interest rates associated with our corporate long-term debt because all of our corporate long-term debt obligations are at fixed interest rates. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2006 Annual Report on Form 10-K filed with the SEC on December 1, 2006.
     Foreign Exchange Risk. We have various non-U.S. operating locations that expose us to foreign currency exchange risk.
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2006 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
     Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below. We have implemented processes and performed additional procedures designed to ensure that our unaudited interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited interim consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for all periods presented.
     Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2006.
     The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of December 31, 2006.
     Management’s Remediation Initiatives
     We undertook several initiatives throughout fiscal 2005 and fiscal 2006 in order to remediate the material weakness and we continued to make progress on these ongoing initiatives during the first quarter of fiscal 2007. In the first quarter of fiscal 2007 we continued the implementation of the One Platform Conversion and successfully migrated one of our legacy systems to our Oracle E-Business Suite.
     As of December 31, 2006, our remediation efforts related to the material weakness described above were not complete and we have not yet determined what further initiatives, if any, may be undertaken or when in the future we believe our efforts to remediate the material weakness will be completed. However, we will continue to focus on the initiatives described above and, if necessary, develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner.
Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the implementation of the One Platform Conversion and the migration of one of our legacy systems to our Oracle E-Business Suite, which requires us to make substantial modifications to our information technology systems and business processes.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We believe there are no legal proceedings that would require disclosure as required by Item 103 of Regulation S-K. For information regarding matters in which we are involved, see Note 8 to our Consolidated Financial Statements.
Item 1A. Risk Factors
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended December 31, 2006:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
October 1, 2006 — October 31, 2006	693	$13.89	693	$95,331
November 1, 2006 — November 30, 2006	908	15.57	908	81,188
December 1, 2006 — December 31, 2006	623	16.46	623	70,927

	2,224	$15.30	2,224	$70,927

     In March 2004, our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock (the “Repurchase Plan”). In February 2006, our Board of Directors authorized a $150,000 increase to the Repurchase Plan, resulting in a new authorization of up to $400,000. The Repurchase Plan will remain in effect until the $400,000 repurchase limit is reached; however, our Board of Directors may discontinue the Repurchase Plan at any time. As of December 31, 2006, we had utilized $329,073 under the Repurchase Plan (see Note 6 to our consolidated financial statements included in Item 1 of Part I of this report, for information concerning our share repurchase activity and how it relates to our Credit Facility). As of December 31, 2006, we repurchased a total of 28,079 shares of our common stock pursuant to the Repurchase Plan.
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
Date: January 31, 2007

By:	/s/ ROBERT F. WOODS
(Robert F. Woods)
Senior Vice President and Chief Financial Officer (Principal Financial Officer)