Form 10-Q
period 2007-03-31
IKON OFFICE SOLUTIONS INC
filed 2007-05-01
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     The number of shares of common stock, no par value, outstanding on April 30, 2007 is 125,180,385

INDEX

		Page No.
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

	PART I — FINANCIAL INFORMATION
ITEM 1.	CONDENSED FINANCIAL STATEMENTS
	CONSOLIDATED BALANCE SHEETS — MARCH 31, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)	4
	CONSOLIDATED STATEMENTS OF INCOME — THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS — SIX MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)	6
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17-28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	29-30

	PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 1A.	RISK FACTORS	31
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31
ITEM 5.	OTHER INFORMATION	31
ITEM 6.	EXHIBITS	31

	SIGNATURES

	All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
          IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, improved operational efficiency and capital strategy; earnings, revenue, cash flow, inventory, margins, tax rate, and results from continuing operations; our ability to repay debt; our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting; the development and expansion of our strategic alliances and partnerships; the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our North American and European markets (the “One Platform Conversion”); our color product strategies; our share repurchase program; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31, 2007	September 30, 2006
Assets
Cash and cash equivalents	$323,652	$414,239
Accounts receivable, net	568,376	589,973
Lease receivables, net	80,769	83,051
Inventories	325,913	214,792
Prepaid expenses and other current assets	30,526	34,742
Deferred taxes	50,930	46,504

Total current assets	1,380,166	1,383,301

Long-term lease receivables, net	239,368	222,333
Equipment on operating leases, net	75,873	83,248
Property and equipment, net	142,493	144,453
Deferred taxes	17,945	30,215
Goodwill	1,311,322	1,297,333
Other assets	69,513	74,543

Total Assets	$3,236,680	$3,235,426

Liabilities
Current portion of corporate debt	$3,491	$1,487
Current portion of non-corporate debt	157,512	152,971
Trade accounts payable	256,880	224,312
Accrued salaries, wages and commissions	77,570	109,090
Deferred revenues	110,367	118,146
Income taxes payable	6,478	15,831
Other accrued expenses	121,163	139,590

Total current liabilities	733,461	761,427

Long-term corporate debt	581,320	593,578
Long-term non-corporate debt	69,140	64,005
Other long-term liabilities	128,657	130,283

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value	1,054,365	1,044,633
Retained earnings	872,257	828,255
Accumulated other comprehensive income	80,653	59,169
Cost of common stock in treasury	(283,173)	(245,924)

Total Shareholders’ Equity	1,724,102	1,686,133

Total Liabilities and Shareholders’ Equity	$3,236,680	$3,235,426

Supplemental Information
Shares of common stock authorized	300,000	300,000

Shares of common stock issued	149,310	149,310
Treasury stock	23,715	21,695

Shares of common stock outstanding	125,595	127,615

Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding	—	—
See notes to condensed consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
Revenues
Equipment	$453,686	$460,748	$869,923	$885,737
Customer service and supplies	345,267	361,383	691,237	732,606
Managed and professional services	198,237	185,470	390,480	361,852
Rental and fees	34,576	43,248	69,984	83,675
Other	18,970	29,660	36,996	59,502

	1,050,736	1,080,509	2,058,620	2,123,372

Cost of Revenues
Equipment	337,709	343,405	650,093	666,648
Customer service and supplies	202,691	206,679	396,921	405,732
Managed and professional services	144,211	136,366	286,463	268,012
Rental and fees	8,486	12,975	18,395	25,773
Other	12,630	15,757	24,627	29,687

	705,727	715,182	1,376,499	1,395,852

Gross Profit
Equipment	115,977	117,343	219,830	219,089
Customer service and supplies	142,576	154,704	294,316	326,874
Managed and professional services	54,026	49,104	104,017	93,840
Rental and fees	26,090	30,273	51,589	57,902
Other	6,340	13,903	12,369	29,815

	345,009	365,327	682,121	727,520

Selling and administrative	293,280	314,827	581,417	628,814
Gain on divestiture of business	—	105	—	5,029
Restructuring (expense) benefit	—	(17)	—	135

Operating income	51,729	50,588	100,704	103,870

Loss from the early extinguishment of debt	—	—	—	1,650
Interest income	3,039	2,365	6,399	4,936
Interest expense	12,530	13,315	24,982	27,113

Income from continuing operations before taxes on income	42,238	39,638	82,121	80,043
Taxes on income	11,785	14,270	24,331	27,043

Income from continuing operations	30,453	25,368	57,790	53,000

Discontinued Operations:
Operating loss	—	51	—	32
Tax benefit	—	21	—	13

Net loss from discontinued operations	—	30	—	19

Net income	$30,453	$25,338	$57,790	$52,981

Basic Earnings Per Common Share
Continuing operations	$0.24	$0.19	$0.46	$0.40
Discontinued operations	—	0.00	—	0.00

Net income	$0.24	$0.19	$0.46	$0.40

Diluted Earnings Per Common Share
Continuing operations	$0.24	$0.19	$0.45	$0.39
Discontinued operations	—	0.00	—	0.00

Net income	$0.24	$0.19	$0.45	$0.39

Cash dividends per common share	$0.04	$0.04	$0.08	$0.08

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended March 31
	2007	2006
Cash Flows from Operating Activities
Net income	$57,790	$52,981
Net loss from discontinued operations	—	19

Income from continuing operations	57,790	53,000
Additions (deductions) to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	33,862	36,119
Amortization	1,027	2,033
Gain from divestiture of business	—	(5,029)
Loss on disposal of property and equipment	503	1,276
Provision for losses on accounts receivable	3,865	(1,117)
Provision for deferred income taxes	7,256	(27,750)
Provision for lease default reserves	26	1,086
Stock-based compensation expense	4,980	5,084
Pension expense	1,029	21,820
Loss from the early extinguishment of debt	—	1,650
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease in accounts receivable	22,261	6,987
Increase in inventories	(109,434)	(22,321)
Decrease in prepaid expenses and other current assets	4,646	14,463
Increase (decrease) in accounts payable	30,606	(6,165)
Decrease in deferred revenue	(10,584)	(4,101)
Decrease in accrued expenses	(49,671)	(39,379)
Contributions to pension plans	(1,936)	(5,592)
(Decrease) increase in income taxes payable	(7,746)	10,143
Other	48	(1,295)

Net cash (used in) provided by continuing operations	(11,472)	40,912
Net cash used in discontinued operations	—	(846)

Net cash (used in) provided by operating activities	(11,472)	40,066

Cash Flows from Investing Activities
Proceeds from the divestiture of a business	—	19,575
Expenditures for property and equipment	(11,708)	(18,517)
Expenditures for equipment on operating leases	(12,731)	(12,211)
Proceeds from the sale of property and equipment and equipment on operating leases	4,928	15,754
Proceeds from the sale of lease receivables	106,964	92,865
Lease receivables — additions	(152,026)	(186,542)
Lease receivables — collections	49,311	238,495
Proceeds from life insurance	3,805	1,821
Other	(868)	(3,067)

Net cash (used in) provided by investing activities	(12,325)	148,173

Cash Flows from Financing Activities
Short-term corporate debt borrowings (repayments), net	1	(30)
Repayment of other borrowings	(42)	(3,754)
Debt issuance costs	—	(984)
Debt modification costs	(15,750)	—
Corporate debt — repayments	(615)	(54,460)
Non-corporate debt — issuances	4,220	7,256
Non-corporate debt — repayments	(7,175)	(134,298)
Dividends paid	(10,135)	(10,614)
Decrease in restricted cash	—	1,489
Proceeds from stock option exercises	15,244	13,758
Tax benefit relating to stock plans	1,466	4,997
Purchase of treasury shares	(56,115)	(68,975)

Net cash used in financing activities	(68,901)	(245,615)

Effect of exchange rate changes on cash and cash equivalents	2,111	(4,676)

Net decrease in cash and cash equivalents	(90,587)	(62,052)

Cash and cash equivalents at beginning of year	414,239	373,705

Cash and cash equivalents at end of period	$323,652	$311,653

Supplemental cash flow information:
Cash paid for income taxes	$23,676	$46,295

Cash paid for interest on corporate and non-corporate debt	$27,081	$35,940

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$5,998	$—

See notes to condensed consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
1. BASIS OF PRESENTATION
          The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of March 31, 2007, the related consolidated statements of income for the three and six months ended March 31, 2007 and March 31, 2006, and the consolidated statements of cash flows for the six months ended March 31, 2007 and March 31, 2006, are unaudited. The consolidated balance sheet as of September 30, 2006, is derived from the audited financial statements at that date. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2006. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the U.S. Securities and Exchange Commission (“SEC”) on December 1, 2006.
          The results of operations through the six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
          We had $27,646 and $6,775 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at March 31, 2007 and September 30, 2006, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
          Certain prior year amounts have been reclassified to conform to the current year presentation.
2. RECENT ACCOUNTING STANDARDS
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning October 1, 2008. We are currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on our consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. We are currently evaluating the impact of SFAS 158, and based on our evaluation thus far, we do not expect a material impact from the adoption of this standard on our consolidated financial position, results of operations or cash flows, primarily as a result of the freeze of our U.S. and one of our non-U.S. plans. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, which for the Company is as of the end of our current fiscal year, September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Therefore, this part of the standard will not be effective for the Company until our fiscal year ended September 30, 2009.

          In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition measurement and threshold process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation in our first quarter of fiscal 2008. We are in the process of determining the impact the adoption of FIN 48 will have on our consolidated financial statements and related disclosures. Based on our evaluation thus far, the Company estimates that the cumulative effect on retained earnings upon adoption of this standard will not be material.
3. ACCOUNTING FOR STOCK BASED COMPENSATION
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
          During the three months and six months ended March 31, 2007, the Company issued 85 and 648 stock options, respectively. During the three months and six months ended March 31, 2006, the Company issued 57 and 1,226 stock options, respectively.
          During the three months ended March 31, 2007 and 2006, the Company recognized $1,107 and $1,814 of stock based compensation expense related to stock options. During the six months ended March 31, 2007 and 2006, the Company recognized $3,231 and $3,783, respectively, of stock based compensation expense related to stock options.
          Changes in common shares under option were:

			Weighted
	Shares		Average Price
Outstanding at September 30, 2006	9,366		$11.50
Granted	648		16.31
Exercised	1,631		9.35
Cancelled	223		32.60

Outstanding at March 31, 2007	8,160		$11.74

Exercisable at March 31, 2007	6,290	*	$11.54

*	4,929 of the 6,290 options exercisable at March 31, 2007 have an exercise price that is lower than the closing price of the Company’s stock on March 31, 2007.
          The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $3,647 and $5,660, respectively. The total pre-tax intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 were $9,736 and $13,243, respectively.
          The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2007 and 2006 were $4.14 and $6.01, respectively, and were estimated using the Black-Scholes option-

pricing method. The weighted-average fair values at date of grant for options granted during the six months ended March 31, 2007 and 2006 were $4.47 and $5.07, respectively, and were estimated using the Black-Scholes option-pricing method. Effective October 1, 2006, we revised the historical period in which we use to calculate our volatility assumption. This change was made to more accurately reflect our current business model by utilizing the date which we sold our U.S. leasing business, April 1, 2004, as the historical starting point. We believe this period more accurately reflects the volatility of our stock price going forward. Furthermore, the change in our methodology is not expected to have a material impact on our consolidated statement of operations for fiscal 2007; however, this change may or may not have a material impact on future years.
          The following assumptions were applied for options granted during the three and six months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Expected dividend yield (1)	1.1%	1.3%	1.0%	1.5%
Expected volatility rate (2)	25.3%	54.7%	24.7%	55.1%
Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	4.7%	4.6%	4.5%	4.4%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	For options granted prior to October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date. For options granted after October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
          The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding				Options Exercisable
	Number	Weighted—	Weighted—Average	Aggregate	Number	Weighted—	Weighted—Average	Aggregate
Range of	Outstanding	Average	Remaining	Intrinsic	Exercisable	Average	Remaining	Intrinsic
Exercise Prices	at March 31, 2007	Exercise Price	Contractual Life	Value	at March 31, 2007	Exercise Price	Contractual Life	Value

$ 2.38 — 9.10	1,879	$6.19	5.97 years	$15,366	1,729	$5.95	5.99 years	$14,568
9.11 — 10.99	3,278	10.77	7.70	11,798	2,157	10.74	7.30	7,830
11.00 — 14.50	1,094	11.68	5.77	2,944	1,043	11.63	5.63	2,853
14.51 — 19.90	1,398	16.10	5.48	—	850	15.79	2.62	—
19.91 — 44.63	511	26.60	1.60	—	511	26.60	1.60	—

	8,160	$11.74	6.28	$30,108	6,290	$11.54	5.57	$25,251
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
          During the three and six months ended March 31, 2007, the Company granted 61 and 559 stock awards, respectively, with terms similar to the terms mentioned above. During the three and six months ended March 31, 2006, the Company granted 66 and 659 stock awards, respectively, with terms similar to the terms mentioned above.

          During the three months ended March 31, 2007 and 2006, the Company recognized $979 and $718, respectively, of stock based compensation expense related to stock awards. During the six months ended March 31, 2007 and 2006, the Company recognized $1,749 and $1,301, respectively, of stock based compensation expense related to stock awards.
4. GOODWILL
          Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2006	$962,407	$334,926	$1,297,333
Translation adjustment	(3,304)	17,293	13,989

Goodwill at March 31, 2007	$959,103	$352,219	$1,311,322

          Changes in the goodwill balance since September 30, 2006 are attributable to foreign currency translation adjustments.
5. EARNINGS PER COMMON SHARE
          The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$30,453	$25,368	$57,790	$53,000
Effect of dilutive securities:
Interest expense on convertible notes, net of taxes	—	—	—	88

Numerator for diluted earnings per common share — net income from continuing operations	$30,453	$25,368	$57,790	$53,088

Denominator:
Denominator for basic earnings per common share — weighted average common shares	126,329	132,506	126,787	132,827
Effect of dilutive securities:
Convertible notes	—	—	—	389
Employee stock awards	706	550	692	492
Employee stock options	1,147	977	1,268	745

Dilutive potential common shares	1,853	1,527	1,960	1,626
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	128,182	134,033	128,747	134,453

Basic earnings per common share from continuing operations	$0.24	$0.19	$0.46	$0.40

Diluted earnings per common share from continuing operations	$0.24	$0.19	$0.45	$0.39

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
          Weighted-average stock options to purchase 1,714 and 1,663 shares of common stock were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

          Weighted-average stock options to purchase 1,629 and 3,454 shares of common stock were outstanding during the six months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
6. DEBT AGREEMENTS
          As previously reported in a Form 8-K filed with the SEC on March 26, 2007, we amended certain provisions of our $200,000 secured credit facility (the “Credit Facility”) relating to the Company’s ability to make restricted payments. Specifically, the amendment eliminated certain previous limitations and allows the Company to make restricted payments while in compliance with financial covenants, including the maintenance of leverage and interest coverage ratios and an aggregate yearly limit for capital expenditures, provided no default or event of default has occurred and continues, or would occur as a consequence of a restricted payment. The fees paid to the lenders for the amendment were immaterial to our consolidated financial statements.
          As previously reported in a Form 8-K filed with the SEC on March 29, 2007, following the receipt of consents from the holders of our 7.75% Senior Notes due 2015 (the “Notes”), we entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture dated as of September 21, 2005 (the “Indenture”) between the Company and The Bank of New York, as Trustee, pursuant to which the Notes were issued. The Supplemental Indenture amended the Indenture to: (i) provide the Company with additional capacity of up to $350,000 to redeem, repurchase, retire or acquire its Common Stock and declare and pay cumulative dividends if the Company’s Net Leverage Ratio is no greater than 2.0 to 1, the Company has filed its quarterly report on Form 10-Q or any applicable successor form for the quarter ended March 31, 2007 (this quarterly report) and no default has occurred and is continuing or would occur as a consequence of any such actions; and (ii) increase by $10,000 the Company’s capacity to incur indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations or as part of sale and leaseback transactions. We paid consent fees totaling $15,750 to the note holders in order to gain their approval to amend the Indenture, and we incurred approximately $700 of legal and other third party costs, all in conjunction with the solicitation of consents. The $15,750 paid directly to the note holders will be amortized over the remaining term of the Notes.
7. SHARE REPURCHASES
          During the six months ended March 31, 2007, we repurchased 3,655 shares of our outstanding common stock for $56,021. At March 31, 2007, we had $48,932 remaining of the $400,000 authorized by our Board of Directors for share repurchases (the “Plan”). On April 24, 2007, our Board of Directors approved an increase to the Plan of $200,000, taking to $600,000 the board authorization for share repurchases. Cumulative spending against the board authorization totals $351,068, leaving $248,932 available under the Plan (less share repurchases subsequent to March 31, 2007).
          Under terms of our Credit Facility, as amended, we are no longer limited in making payments to repurchase stock or for dividends, provided we remain in compliance with financial covenants. We are, however, subject to limitations on share repurchases under the terms of the Indenture governing our Notes, including the Supplemental Indenture discussed in Note 6. At March 31, 2007, based on the terms of our Notes, we had capacity to repurchase an additional $57,114 of our common stock. This amount will increase by a function of future net income (as defined in the Indenture), and it will be reduced by the amount of future share repurchases. Effective upon the filing of this quarterly report, our availability under the Notes Indenture, as amended by the Supplemental Indenture, has increased by $271,657 to $328,771 (less share repurchases subsequent to March 31, 2007 through the filing of this quarterly report). This capacity is expected to grow over the next 12 to 18 months to the full $350,000 provided for by the amended Indenture, and additional share repurchase capacity will accrue, assuming we continue to generate net income.

8. COMPREHENSIVE INCOME
          Total comprehensive income is as follows:

	Three Months Ended			Six Months Ended
	March 31			March 31
	2007	2006		2007	2006
Net income	$30,453	$25,338		$57,790	$52,981
Foreign currency translation adjustments	4,917	5,783		21,484	(6,084)
Loss on derivative financial instruments	—	(97)		—	(228)
Minimum pension liability adjustment	—	2,026	**	—	26,810 *

Total comprehensive income	$35,370	$33,050		$79,274	$73,479

*	As a result of freezing the U.S. Plans and one of our Non-U.S. Plans (discussed in Note 11).

**	As a result of freezing one of our Non-U.S. Plans (discussed in Note 11).
9. CONTINGENCIES
     Environmental and Legal
          We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,475 and $7,444 as of March 31, 2007 and September 30, 2006, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
          During fiscal 2007 and 2006, we incurred a minimal amount of costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
          We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of March 31, 2007 and September 30, 2006, our accrual for black lung and workers’ compensation liabilities related to B&T was $9,373 and $10,147, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.

          As of March 31, 2007, we had accrued aggregate liabilities totaling $1,400 in other accrued expenses and $14,448 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our consolidated financial statements may have been incurred.
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
          We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at March 31, 2007 was $253,655. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $199 at March 31, 2007. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.
          There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of March 31, 2007, believes that the impact of these other contingencies will not be material to our consolidated financial statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
10. SEGMENT REPORTING
          The table below presents segment information for the three months ended March 31, 2007 and 2006:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended March 31, 2007
Revenues:
Equipment	$395,592	$58,094	$—	$453,686
Customer service and supplies	302,407	42,860	—	345,267
Managed and professional services	183,443	14,794	—	198,237
Rental and fees	32,661	1,915	—	34,576
Other	—	18,970	—	18,970

Total revenues	914,103	136,633	—	1,050,736
Cost of Revenues:
Equipment	299,559	38,150	—	337,709
Customer service and supplies	172,296	30,395	—	202,691
Managed and professional services	131,085	13,126	—	144,211
Rental and fees	8,276	210	—	8,486
Other	—	12,630	—	12,630

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Total cost of revenues	611,216	94,511	—	705,727
Gross Profit:
Equipment	96,033	19,944	—	115,977
Customer service and supplies	130,111	12,465	—	142,576
Managed and professional services	52,358	1,668	—	54,026
Rental and fees	24,385	1,705	—	26,090
Other	—	6,340	—	6,340

Total gross profit	302,887	42,122	—	345,009
Selling and administrative	222,292	33,832	37,156	293,280

Operating income	80,595	8,290	(37,156)	51,729
Interest income	—	—	3,039	3,039
Interest expense	—	—	12,530	12,530

Income from continuing operations before taxes on income	$80,595	$8,290	$(46,647)	$42,238

Three Months Ended March 31, 2006
Revenues:
Equipment	$407,819	$52,929	$—	$460,748
Customer service and supplies	324,513	36,870	—	361,383
Managed and professional services	172,407	13,063	—	185,470
Rental and fees	41,976	1,272	—	43,248
Other	11,839	17,821	—	29,660

Total revenues	958,554	121,955	—	1,080,509
Cost of revenues:
Equipment	308,809	34,596	—	343,405
Customer service and supplies	179,715	26,964	—	206,679
Managed and professional services	124,763	11,603	—	136,366
Rental and fees	12,791	184	—	12,975
Other	4,075	11,682	—	15,757

Total cost of revenues	630,153	85,029	—	715,182
Gross profit:
Equipment	99,010	18,333	—	117,343
Customer service and supplies	144,798	9,906	—	154,704
Managed and professional services	47,644	1,460	—	49,104
Rental and fees	29,185	1,088	—	30,273
Other	7,764	6,139	—	13,903

Total gross profit	328,401	36,926	—	365,327
Selling and administrative	240,356	30,834	43,637	314,827
(Loss) gain on divestiture of business	(234)	339	—	105
Restructuring expense	17	—	—	17

Operating income	87,794	6,431	(43,637)	50,588
Loss from the early extinguishment of debt	—
Interest income	—		2,365	2,365
Interest expense	—	—	13,315	13,315

Income from continuing operations before taxes on income	$87,794	$6,431	$(54,587)	$39,638

          The table below presents segment information for the six months ended March 31, 2007 and 2006:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Six Months Ended March 31, 2007
Revenues:
Equipment	$757,347	$112,576	$—	$869,923
Customer service and supplies	607,024	84,213	—	691,237
Managed and professional services	361,916	28,564	—	390,480
Rental and fees	65,853	4,131	—	69,984
Other	—	36,996	—	36,996

Total revenues	1,792,140	266,480	—	2,058,620
Cost of Revenues:
Equipment	577,081	73,012	—	650,093
Customer service and supplies	337,983	58,938	—	396,921
Managed and professional services	261,010	25,453	—	286,463

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Rental and fees	17,968	427	—	18,395
Other	—	24,627	—	24,627

Total cost of revenues	1,194,042	182,457	—	1,376,499
Gross Profit:
Equipment	180,266	39,564	—	219,830
Customer service and supplies	269,041	25,275	—	294,316
Managed and professional services	100,906	3,111	—	104,017
Rental and fees	47,885	3,704	—	51,589
Other	—	12,369	—	12,369

Total gross profit	598,098	84,023	—	682,121
Selling and administrative	442,064	66,886	72,467	581,417

Operating income	156,034	17,137	(72,467)	100,704
Interest income	—	—	6,399	6,399
Interest expense	—	—	24,982	24,982

Income from continuing operations before taxes on income	$156,034	$17,137	$(91,050)	$82,121

Six Months Ended March 31, 2006
Revenues:
Equipment	$783,542	$102,195	$—	$885,737
Customer service and supplies	661,181	71,425	—	732,606
Managed and professional services	335,231	26,621	—	361,852
Rental and fees	81,003	2,672	—	83,675
Other	25,113	34,389	—	59,502

Total revenues	1,886,070	237,302	—	2,123,372
Cost of revenues:
Equipment	600,023	66,625	—	666,648
Customer service and supplies	354,567	51,165	—	405,732
Managed and professional services	245,009	23,003	—	268,012
Rental and fees	25,440	333	—	25,773
Other	7,815	21,872	—	29,687

Total cost of revenues	1,232,854	162,998	—	1,395,852
Gross profit:
Equipment	183,519	35,570	—	219,089
Customer service and supplies	306,614	20,260	—	326,874
Managed and professional services	90,222	3,618	—	93,840
Rental and fees	55,563	2,339	—	57,902
Other	17,298	12,517	—	29,815

Total gross profit	653,216	74,304	—	727,520
Selling and administrative	465,152	60,638	103,024	628,814
(Loss) gain on divestiture of business	(233)	5,262	—	5,029
Restructuring benefit	135	—	—	135

Operating income	187,966	18,928	(103,024)	103,870
Loss from the early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	4,936	4,936
Interest expense	—	—	27,113	27,113

Income from continuing operations before taxes on income	$187,966	$18,928	$(126,851)	$80,043

*	Corporate and Eliminations, which is not treated as a business segment, includes certain corporate and administrative functions such as finance and customer support.
11. PENSION PLANS
          We sponsor or have sponsored defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
          All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Additionally, effective December 31, 2005 we froze one of our non-

U.S. Plans. Accordingly, participants no longer accrue benefits under these plans. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent fiscal year. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005 we froze one of our non-U.S. plans. As a result of that freeze, we recorded a curtailment charge of $776 during the three months ended March 31, 2006.
          The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended March 31
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$700	$—	$1,203
Interest cost	8,191	1,242	8,021	1,122
Expected return on assets	(9,089)	(1,411)	(7,777)	(1,034)
Amortization of net obligation	—	—	—	9
Amortization of prior service cost	—	(51)	—	(51)
Recognized net actuarial loss	673	250	2,310	398
Curtailment	—	—	—	776

Net periodic pension (income) cost	$(225)	$730	$2,554	$2,423

	Six Months Ended March 31
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$1,420	$8,721	$2,392
Interest cost	16,382	2,476	16,438	2,238
Expected return on assets	(18,178)	(2,811)	(15,580)	(2,062)
Amortization of net obligation	—	—	—	17
Amortization of prior service cost	—	(103)	47	(102)
Recognized net actuarial loss	1,346	497	5,288	795
Curtailment	—	—	2,852	776

Net periodic pension (income) cost	$(450)	$1,479	$17,766	$4,054

          Contributions to the U.S. Plans and non-U.S. Plans were $800 and $1,136 during the six months ended March 31, 2007.
          During the remainder of fiscal 2007, we expect to make contributions of approximately $700 and $3,300 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also may make additional voluntary contributions during the remainder of fiscal 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
          The Company
          We are the world’s largest independent channel for document management systems and services, enabling customers worldwide to improve document workflow and increase efficiency. We integrate best-in-class copiers, printers and multifunction product technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta, Kyocera Mita and HP, and document management software and systems from companies like Captaris, eCopy, Kofax, EFI and others, to deliver tailored, high-value solutions implemented and supported by our global services organization — IKON Enterprise Services. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three and six months ended March 31, 2007, references to 2007 and 2006 refer to the three and six months ended March 31, 2007 and 2006, respectively.
          Summary of Consolidated Results

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2007	2006	change	2007	2006	change

Revenue	$1,050,736	$1,080,509	(2.8)%	$2,058,620	$2,123,372	(3.0)%

Selling and administrative expense as a % of revenue	27.9%	29.1%	(120) basis points	28.2%	29.6%	(140) basis points

Operating income as % of revenue	4.9%	4.7%	20 basis points	4.9%	4.9%	—

Diluted earnings per share	$0.24	$0.19	26.3%	$0.45	$0.39	15.4%
          For the three and six months ended March 31, 2007, total revenue declined against the comparative periods of fiscal 2006 by 2.8% and 3.0%, respectively, and includes a 1.2% currency benefit (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes). This decline was driven by a decrease in Customer Service and Supplies revenue of 4.5% and 5.6%, respectively, and a decrease in Equipment revenue of 1.5% and 1.8%, respectively. Also contributing to the decline was the expected decrease in Finance Income from the sale of assets, namely lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006. These decreases were partially offset by an increase in Managed and Professional Services revenue of 6.9% and 7.9% for the three and six months ended March 31, 2007, respectively. Looking forward, in an effort to grow our Equipment revenue, we plan to add additional selling resources in the field during our third fiscal quarter, including graphic arts specialists, in preparation for Canon’s launch of a new production color machine, the imagePRESS C7000VP, which we anticipate will be available for delivery to our customers at the beginning of our fourth fiscal quarter. We have also enhanced our integrated selling model to be a more effective and efficient structure focused on customer retention, lead generation and national account coverage. Customer Service and Supplies revenue has started to stabilize as evidenced by the flat comparison to our first fiscal quarter. The keys to stabilizing this annuity stream include increasing focus on color equipment placement growth, driven by new product launches from our vendors, and improving our color page volume mix by increasing the number of copy pages on color equipment. We believe this will help us offset the decline in black and white revenue per copy that has occurred as a result of the shift from analog to digital and from pricing pressure across the industry. We expect these actions, coupled with the continued strength in Managed and Professional Services, will correspond to revenue growth in the future. Our diluted earnings per share improved against the comparative periods primarily as a result of a significant reduction in selling and administrative costs, from the impact of share repurchases and from a lower effective tax rate. We anticipate our selling and administrative expense as a percentage of revenue will be below 29% for the full fiscal year and our effective tax rate will be less than 32%.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
          Reportable Segments
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

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended March 31, 2007
Revenues:
Equipment	$395,592	$58,094	$—	$453,686
Customer service and supplies	302,407	42,860	—	345,267
Managed and professional services	183,443	14,794	—	198,237
Rental and fees	32,661	1,915	—	34,576
Other	—	18,970	—	18,970

Total revenues	914,103	136,633	—	1,050,736
Cost of Revenues:
Equipment	299,559	38,150	—	337,709
Customer service and supplies	172,296	30,395	—	202,691
Managed and professional services	131,085	13,126	—	144,211
Rental and fees	8,276	210	—	8,486
Other	—	12,630	—	12,630

Total cost of revenues	611,216	94,511	—	705,727
Gross Profit:
Equipment	96,033	19,944	—	115,977
Customer service and supplies	130,111	12,465	—	142,576
Managed and professional services	52,358	1,668	—	54,026
Rental and fees	24,385	1,705	—	26,090
Other	—	6,340	—	6,340

Total gross profit	302,887	42,122	—	345,009
Selling and administrative	222,292	33,832	37,156	293,280

Operating income	80,595	8,290	(37,156)	51,729
Interest income	—	—	3,039	3,039
Interest expense	—	—	12,530	12,530

Income from continuing operations before taxes on income	$80,595	$8,290	$(46,647)	$42,238

Three Months Ended March 31, 2006
Revenues:
Equipment	$407,819	$52,929	$—	$460,748
Customer service and supplies	324,513	36,870	—	361,383
Managed and professional services	172,407	13,063	—	185,470
Rental and fees	41,976	1,272	—	43,248
Other	11,839	17,821	—	29,660

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Total revenues	958,554	121,955	—	1,080,509
Cost of revenues:
Equipment	308,809	34,596	—	343,405
Customer service and supplies	179,715	26,964	—	206,679
Managed and professional services	124,763	11,603	—	136,366
Rental and fees	12,791	184	—	12,975
Other	4,075	11,682	—	15,757

Total cost of revenues	630,153	85,029	—	715,182
Gross profit:
Equipment	99,010	18,333	—	117,343
Customer service and supplies	144,798	9,906	—	154,704
Managed and professional services	47,644	1,460	—	49,104
Rental and fees	29,185	1,088	—	30,273
Other	7,764	6,139	—	13,903

Total gross profit	328,401	36,926	—	365,327
Selling and administrative	240,356	30,834	43,637	314,827
(Loss) gain on divestiture of business	(234)	339	—	105
Restructuring expense	17	—	—	17

Operating income	87,794	6,431	(43,637)	50,588
Loss from the early extinguishment of debt	—
Interest income	—		2,365	2,365
Interest expense	—	—	13,315	13,315

Income from continuing operations before taxes on income	$87,794	$6,431	$(54,587)	$39,638

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
          Equipment

	2007	2006	$ Change	% Change
Revenue	$453,686	$460,748	$(7,062)	(1.5)%
Cost of revenue	337,709	343,405	(5,696)	(1.7)%

Gross profit	$115,977	$117,343	$(1,366)

Gross profit %	25.6%	25.5%
          Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and office color also called color-capable, for products that print both black and white images and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 — 4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 37%, 13% and 47%, respectively, of total U.S. equipment revenue during the second quarter of fiscal 2007. The remaining 3% represented revenue from printers, faxes and other.
          Equipment revenue in North America decreased by $12,227 or 3%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. production black and white placements decreased 12% and revenue declined 27% when compared to the second quarter of fiscal 2006, primarily attributed to increased competition from second-tier vendors and a higher mix of sales of light production equipment during the second quarter, which have lower average selling prices than mid and full production equipment. In U.S. office black and white, placements were down 8%, principally in segment 1 and revenue declined 13%, primarily in segments 3 and 4, due to continued pricing pressures across all segments and the continued shift to office color as customers replace black and white devices with new color-capable devices that print both black and white and color. U.S. color revenue increased 23% year over year and placements grew 24%. The growth in U.S. color is a result of our strong office color portfolio from both Canon and Ricoh, which helped drive both a revenue and placement increase in office color and from strong placements in production color from the Canon ImagePress C1 and the IKON CPP650 ™. Equipment revenue in Europe increased $5,165, or 10%, in the second quarter of fiscal 2007 compared to fiscal 2006 driven by a 9% favorable impact from foreign currency. We continued to experience strong performance in Germany and in our Pan European accounts, offset primarily by a revenue decline year over year in the U.K. Equipment gross profit margin was flat year over year.
          Customer Service and Supplies

	2007	2006	$ Change	% Change
Revenue	$345,267	$361,383	$(16,116)	(4.5)%
Cost of revenue	202,691	206,679	(3,988)	(1.9)%

Gross profit	$142,576	$154,704	$(12,128)

Gross profit %	41.3%	42.8%
          Customer Service (maintenance and service of equipment which is driven by the total machines we service in the field, referred to as “MIF”, and the number and mix of copies made on those machines) and direct supplies revenue in North America decreased $22,106, or 7%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, due to lower revenue per copy, primarily as a result of the continued shift from analog copies, which have higher average revenue per copy than black and white digital copies, as we have been transitioning our customers out of analog into digital, and the year-over-year pricing decline of digital copies. Total copies impacting Customer Service revenue decreased 1% year over year. Partially offsetting these trends is the shift to color copies, which generate higher revenue per copy than black and white. Copies from color devices impacting Customer Service revenue increased over 40% year over year and now represent 7% of total copy pages, which is up from 5% in the second quarter of fiscal 2006. IE Customer Service and Supplies revenue increased year over year by $5,990 or 16%, primarily from a favorable currency benefit of approximately 11% and partially as a result of the increase in color copy volume and strong color equipment placement growth.
          The decrease in Customer Service and Supplies’ gross profit margin was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements.
          Managed and Professional Services

	2007	2006	$ Change	% Change
Revenue	$198,237	$185,470	$12,767	6.9%
Cost of revenue	144,211	136,366	7,845	5.8%

Gross profit	$54,026	$49,104	$4,922

Gross profit %	27.3%	26.5%
          Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 67%, 23% and 10% of total Managed and Professional Services revenue, respectively, during the second quarter of fiscal 2007.
          Managed and Professional Services revenue in North America increased $11,036, or 6%, during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. On-site Managed Services revenue in North America, which represents approximately 13% of the total INA revenue mix, increased 7%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions in prior periods. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, decreased 2% as a result of pricing pressure, resulting in a year-over-year decline in revenue earned per job. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 25% during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This increase was driven by year-over-year growth in premier services such as installations and support contract revenue as well as an increase in network connectivity, partially offset by lower document assessments revenue due to two large projects that occurred in fiscal 2006; however, the total number of assessments grew year over year.
          Managed and Professional Services gross profit margin percentage increased primarily from the result of increased margins in On-site Managed Services as a result of an overall improvement in contract profitability and from the year-

over-year improvement of Professional Services margins due to volume and utilization improvements in our service force. This increase was partially offset by the decline of Off-site Managed Services margins primarily due to lower revenue on flat costs year over year.
          Rental and Fees

	2007	2006	$ Change	% Change
Revenue	$34,576	$43,248	$(8,672)	(20.1)%
Cost of revenue	8,486	12,975	(4,489)	(34.6)%

Gross profit	$26,090	$30,273	$(4,183)

Gross profit %	75.5%	70.0%
          Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased when compared to the same period of fiscal 2006, primarily from the sale of the U.S. Retained Portfolio to GE in 2006. As a result of this sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S.  Sharing revenue decreased $7,562 and associated costs of revenue decreased $5,055 also as a result of the sale of the U.S. Retained Portfolio.
          Other Revenue

	2007	2006	$ Change	% Change
Finance income	$6,166	$16,497	$(10,331)	(62.6)%
Other	12,804	13,163	(359)	(2.7)%

Total other revenue	$18,970	$29,660	$(10,690)

Finance interest expense	$1,497	$3,840	$(2,343)	(61.0)%
Other	11,133	11,917	(784)	(6.6)%

Total cost of other revenue	$12,630	$15,757	$(3,127)

Finance income gross profit	$4,669	$12,657	$(7,988)	(63.1)%
Other gross profit	1,671	1,246	425	34.1%

Total other gross profit	$6,340	$13,903	$(7,563)

Finance income gross profit %	75.7%	76.7%
Other gross profit%	13.1%	9.5%
Total gross profit %	33.4%	46.9%
          Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Finance income decreased $10,331 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006.
          Selling and Administrative Expenses

	2007	2006	$ Change	% Change
Selling and administrative expenses	$293,280	$314,827	$(21,547)	(6.8)%
Selling and administrative expenses as a % of revenue	27.9%	29.1%
          Selling and administrative expenses decreased by $21,547, or 6.8%, (which includes a unfavorable impact of 1% due to foreign currency translation) during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and decreased as a percentage of revenue from 29.1% to 27.9%.
          Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $11,063 related to compensation and benefits due in part to a reduction year over year in the number of employees and also from the decrease in expense year over year related to lower accrual requirements for performance compensation;

•	a decrease of $9,207 compared to fiscal 2006 as a result of lower spending for contract labor, healthcare costs, information technology and professional fees, which includes lower fees paid to GE as a result of the sale of the U.S. Retained Portfolio;
•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $4,977 to $505 in fiscal 2007 primarily as a result of the impact of the expected returns on assets due largely to the significant voluntary contributions we made during the second half of fiscal 2006 in our effort to fully fund our U.S. tax-qualified defined benefit pension plan covering active employees. Additionally, we incurred a curtailment charge in the second quarter of fiscal 2006 of $776 as a result of the freezing of one of our non-U.S. Plans. The year-over-year decline in pension expense attributed specifically to selling and administrative was approximately $2,300; and
•	an increase in bad debt expense of approximately $2,000 related primarily to a large customer bankruptcy.
          Other Items

	2007	2006	$ Change
Gain on divestiture of business	$—	$105	$(105)
Restructuring expense	—	17	(17)
Interest income	3,039	2,365	674
Interest expense	12,530	13,315	(785)
Taxes on income	11,785	14,270	(2,485)
Income from continuing operations	30,453	25,368	5,085
Diluted earnings per common share — continuing operations	$0.24	$0.19	$0.05
          Interest income increased year over year as a result of a higher average invested cash balance in fiscal 2007 and also from the increase in the average yield on our short term investments.
          Interest expense decreased compared to the first three months of fiscal 2006 as a result of the year-over-year reduction in average corporate debt balances.
          Our effective income tax rate was 27.9% and 36.0% for the second quarter of fiscal 2007 and 2006, respectively. The second quarter fiscal 2007 effective tax rate includes one-time benefits related mainly to the settlement of certain tax audits in the U.S. and U.K. We now expect our full fiscal year 2007 tax rate to be less than 32%.
          Diluted earnings per common share from continuing operations were $0.24 for the three months ended March 31, 2007, compared to $0.19 for the three months ended March 31, 2006. This increase was attributable mainly to the impact of lower selling and administrative expenses, lower outstanding shares and from a lower effective tax rate, partially offset by lower gross profit dollars.
Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006
          Reportable Segments

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Six Months Ended March 31, 2007
Revenues:
Equipment	$757,347	$112,576	$—	$869,923
Customer service and supplies	607,024	84,213	—	691,237
Managed and professional services	361,916	28,564	—	390,480
Rental and fees	65,853	4,131	—	69,984
Other	—	36,996	—	36,996

Total revenues	1,792,140	266,480	—	2,058,620
Cost of Revenues:
Equipment	577,081	73,012	—	650,093

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Customer service and supplies	337,983	58,938	—	396,921
Managed and professional services	261,010	25,453	—	286,463
Rental and fees	17,968	427	—	18,395
Other	—	24,627	—	24,627

Total cost of revenues	1,194,042	182,457	—	1,376,499
Gross Profit:
Equipment	180,266	39,564	—	219,830
Customer service and supplies	269,041	25,275	—	294,316
Managed and professional services	100,906	3,111	—	104,017
Rental and fees	47,885	3,704	—	51,589
Other	—	12,369	—	12,369

Total gross profit	598,098	84,023	—	682,121
Selling and administrative	442,064	66,886	72,467	581,417

Operating income	156,034	17,137	(72,467)	100,704
Interest income	—	—	6,399	6,399
Interest expense	—	—	24,982	24,982

Income from continuing operations before taxes on income	$156,034	$17,137	$(91,050)	$82,121

Six Months Ended March 31, 2006
Revenues:
Equipment	$783,542	$102,195	$—	$885,737
Customer service and supplies	661,181	71,425	—	732,606
Managed and professional services	335,231	26,621	—	361,852
Rental and fees	81,003	2,672	—	83,675
Other	25,113	34,389	—	59,502

Total revenues	1,886,070	237,302	—	2,123,372
Cost of revenues:
Equipment	600,023	66,625	—	666,648
Customer service and supplies	354,567	51,165	—	405,732
Managed and professional services	245,009	23,003	—	268,012
Rental and fees	25,440	333	—	25,773
Other	7,815	21,872	—	29,687

Total cost of revenues	1,232,854	162,998	—	1,395,852
Gross profit:
Equipment	183,519	35,570	—	219,089
Customer service and supplies	306,614	20,260	—	326,874
Managed and professional services	90,222	3,618	—	93,840
Rental and fees	55,563	2,339	—	57,902
Other	17,298	12,517	—	29,815

Total gross profit	653,216	74,304	—	727,520
Selling and administrative	465,152	60,638	103,024	628,814
(Loss) gain on divestiture of business	(233)	5,262	—	5,029

Restructuring and asset benefit	135	—	—	135

Operating income	187,966	18,928	(103,024)	103,870
Loss from the early extinguishment of debt	—	—	1,650	1,650
Interest income	—	—	4,936	4,936
Interest expense	—	—	27,113	27,113

Income from continuing operations before taxes on income	$187,966	$18,928	$(126,851)	$80,043

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
          Equipment

	2007	2006	$ Change	% Change
Revenue	$869,923	$885,737	$(15,814)	(1.8)%
Cost of revenue	650,093	666,648	(16,555)	(2.5)%

Gross profit	$219,830	$219,089	$741

Gross profit %	25.3%	24.7%

          Equipment revenue in North America decreased by $26,195 or 3%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. production black and white placements decreased 7% and revenue declined 17% when compared to the first six months of fiscal 2006, primarily attributed to increased competition from second tier vendors, pricing pressure in both segment 5 and segment 6 and a higher mix of sales of light production equipment during the second quarter, which have lower average selling prices then mid and full production equipment. In U.S. office black and white, placements were down 4%, principally in segment 1 and revenue declined 11%, primarily in segments 3 and 4, due to continued pricing pressures across all segments and the continue shift to office color as customers replace black and white devices with new color-capable devices that print both black and white and color. U.S. color revenue increased 17% year over year and placements grew 25%. The growth in U.S. color is a result of our strong office color portfolio from both Canon and Ricoh, which helped contribute to both strong revenue and placements in office color. Equipment revenue in Europe increased $10,381, or 10%, driven primarily by the benefit of currency translation and partially from revenue growth in Germany and in our Pan European accounts.
          The increase in Equipment gross profit margin percentage from the prior year is from strong growth in higher margin color revenue and color placements and in part from the increased mix of higher margin used equipment.
          Customer Service and Supplies

	2007	2006	$ Change	% Change
Revenue	$691,237	$732,606	$(41,369)	(5.6)%
Cost of revenue	396,921	405,732	(8,811)	(2.2)%

Gross profit	$294,316	$326,874	$(32,558)

Gross profit %	42.6%	44.6%
          Customer Service in North America decreased $54,157, or 8%, in the first six months of fiscal 2007 compared to the first six months of 2006 due to lower revenue per copy, primarily as a result of the continued shift from analog copies, which have higher average revenue per copy than black and white digital copies, as we have been transitioning our customers out of analog into digital, the year-over-year pricing decline of digital copies and a reduction of total copies impacting Customer Service revenue of 1% year over year. Partially offsetting these trends is the shift to color copies, which generate higher revenue per copy than black and white. Copies made on color devices impacting Customer Service revenue increased over 40% for the first six months of fiscal 2007 compared to the first six months of fiscal 2006 and now represent 7% of total copy pages. IE Customer Service and Supplies revenue increased year over year by $12,788 or 18%, primarily from a favorable currency benefit of approximately 11% and partially as a result of the increase in color copy volume and strong color equipment placement growth.
          The decrease in Customer Service and Supplies’ gross profit margin was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs attributed to a lower cost structure in North America and the continued focus on cost reduction and productivity improvements.
          Managed and Professional Services

	2007	2006	$ Change	% Change
Revenue	$390,480	$361,852	$28,628	7.9%
Cost of revenue	286,463	268,012	18,451	6.9%

Gross profit	$104,017	$93,840	$10,177

Gross profit %	26.6%	25.9%
          Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 67%, 23% and 10% of total Managed and Professional Services revenue, respectively, during the first six months of fiscal 2007.
          INA Managed and Professional Services revenue increased $26,685, or 8%, during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. INA On-site Managed Services revenue, which represents approximately 14% of the total INA revenue mix, increased 7%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions in prior periods. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, increased 2% as a result of strengthening our sales force and continued improvement in our digital offerings such as electronic digital discovery, commercial imaging and graphics. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 32% during the first six months of fiscal 2007 compared to the first six months of fiscal 2006. This increase was driven by year-over-year growth in premier services such as installations and support contract revenue as well as an increase in network connectivity.
          Managed and Professional Services gross profit margin percentage increased primarily from the result of increased margins in On-site Managed Services as a result of an overall improvement in contract profitability and from the improvement in Professional Services margin due to volume and utilization improvements in our service force.
          Rental and Fees

	2007	2006	$ Change	% Change
Revenue	$69,984	$83,675	$(13,691)	(16.4)%
Cost of revenue	18,395	25,773	(7,378)	(28.6)%

Gross profit	$51,589	$57,902	$(6,313)

Gross profit %	73.7%	69.2%
          Revenue generated from Rental and Fees decreased when compared to the same period of fiscal 2006, primarily from the sale of the U.S. Retained Portfolio to GE in 2006. As a result of this sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S.  Sharing revenue decreased $12,254 and associated costs of revenue decreased $9,479 also as a result of the sale of the U.S. Retained Portfolio.
          Other Revenue

	2007	2006	$ Change	% Change
Finance income	$12,141	$35,570	$(23,429)	(65.9)%
Other	24,855	23,932	923	3.9%

Total other revenue	$36,996	$59,502	$(22,506)	(37.8)%

Finance interest expense	$2,915	$8,451	$(5,536)	(65.5)%
Other	21,712	21,236	476	2.2%

Total cost of other revenue	$24,627	$29,687	$(5,060)	(17.0)%

Finance income gross profit	$9,226	$27,119	$(17,893)
Other gross profit	3,143	2,696	447

Total other gross profit	$12,369	$29,815	$(17,446)

Finance income gross profit %	76.0%	76.2%
Other gross profit%	12.6%	11.3%
Total gross profit %	33.4%	50.1%
          Finance income decreased $23,429 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006.
          Selling and Administrative Expenses

	2007	2006	$ Change	% Change
Selling and administrative expenses	$581,417	$628,814	$(47,397)	(7.5)%
Selling and administrative expenses as a % of revenue	28.2%	29.6%
          Selling and administrative expenses, decreased by $47,397, or 7.5%, (which includes a 1% unfavorable impact from currency translation) during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 and decreased as a percentage of revenue from 29.6% to 28.2%.
          Significant changes in selling and administrative expenses impacting the Company were:

•	a decrease of $18,774 compared to the first six months of fiscal 2006 as a result of lower spending for contract labor, information technology, healthcare costs and facilities due to spending actions taken during fiscal 2006;

•	a decrease of $13,841 related to compensation and benefits due in part to a reduction year over year in the number of employees and from the decrease in expense year over year related to lower accrual requirements for compensation payments;

•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $21,820 to $1,029 in fiscal 2007 primarily as a result of the freezing of certain of our defined benefit pension plans during fiscal 2006 (which included curtailment charges in the aggregate of $3,628) and as a result of the impact of the expected returns on assets due largely to the significant voluntary contributions we made during the second half of fiscal 2006. The year-over-year decline for the first six months attributed specifically to selling and administrative was approximately $11,000;

•	a decrease of $5,496 in professional fees, which includes lower fees paid to GE as a result of the sale of the U.S. Retained Portfolio;

•	an increase in bad debt expense of approximately $4,000. In fiscal 2006, we had lower bad debt expense due to improvements in our accounts receivable aging compared to prior periods. This, coupled with a large customer bankruptcy during the second quarter of fiscal 2007, resulted in higher bad debt expense for the first six months of fiscal 2007.
          Other Items

	2007	2006	$ Change
Gain on divestiture of business	$—	$5,029	$(5,029)
Restructuring benefit	—	135	(135)
Loss from the early extinguishment of debt	—	1,650	(1,650)
Interest income	6,399	4,936	1,463
Interest expense	24,982	27,113	(2,131)
Taxes on income	24,331	27,043	(2,712)
Income from continuing operations	57,790	53,000	4,790
Diluted earnings per common share — continuing operations	$0.45	$0.39	$0.06
          We recognized a non-taxable gain during the six months ended March 31, 2006 of $4,924 on the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”) resulting from the difference between the carrying amount of assets sold, net of liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend was exempt from income tax under United Kingdom tax law.
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
          Interest expense decreased compared to the first six months of fiscal 2006 as a result of the year-over-year reduction in average corporate debt balances.
          Our effective income tax rate was 29.6% and 33.8% for the six months ended March 31, 2007 and 2006, respectively. The six month fiscal 2007 effective tax rate includes one-time benefits related mainly to the settlement of certain tax audits in the U.S. and U.K. The six month fiscal 2006 effective tax rate reflects the divestiture of our Kafevend business, which resulted in no tax liability and lowered our effective income tax rate. We now expect our full fiscal year 2007 tax rate to be less than 32%.
          Diluted earnings per common share from continuing operations were $0.45 for the six months ended March 31, 2007, compared to $0.39 for the six months ended March 31, 2006.

FINANCIAL CONDITION AND LIQUIDITY
          Cash Flows and Liquidity
          The following summarizes cash flows for the six months ended March 31, 2007 as reported in our consolidated statements of cash flows:

2007
Cash used in operating activities	$(11,472)
Cash used in investing activities	(12,325)
Cash used in financing activities	(68,901)
Effect of exchange rate changes on cash and cash equivalents	2,111

Decrease in cash and cash equivalents	(90,587)
Cash and cash equivalents at the beginning of the year	414,239

Cash and cash equivalents at the end of period	$323,652

          Operating Cash Flows
          For the six months ended March 31, 2007, cash used in operating activities was $11,472. Net income was $57,790 and non-cash operating expenses, which include items such as depreciation, amortization, stock based compensation expense, restructuring and asset impairment charges, provisions for losses on accounts receivable and leases, gains on divestiture of businesses and assets, loss on the early extinguishment of debt, loss on disposal of property and equipment, pension expense and deferred income taxes, were $52,458. Significant sources of cash included a decrease in accounts receivable of $22,261 and an increase in accounts payable of $30,606. Trade accounts receivable decreased mainly due to focused collection efforts and partially from lower revenues. Our days sales outstanding on trade accounts receivable improved steadily from 53 days at March 31, 2006 to 47 days at March 31, 2007. Our aged accounts receivable balances greater than 90 days old and greater than 150 days old declined year over year from 8% and 3% at March 31, 2006 to 6% and 2% at March 31, 2007, respectively. The accounts receivable due from third party financing companies decreased to $80,540 at March 31, 2007, compared to $89,127 at September 30, 2006 as a result of our continued focus on improving the timing of funding from GE. Accounts payable was higher compared to the balance at September 30, 2006 as a result of increased inventory purchases and the timing of the payment of invoices and purchases. Other sources of cash included a decrease in prepaid expenses and other current assets of $4,646. As an offset to these sources of cash, we used $109,434 for inventory during the first six months of fiscal 2007 in order to replenish lower than normal fiscal 2006 year-end inventory levels, to increase inventory for new product launches during the quarter and to add additional inventory to ensure we continue to timely fill customer orders during the transition of our supply chain function to a more efficient geographic model. We will continue to monitor our inventory levels to meet optimal customer satisfaction while better aligning inventory purchases with payments. We expect our fiscal 2007 year-end inventory balance to be about $265,000 to $275,000. In addition, accrued expenses decreased $49,671 mainly as the result of the payment of fiscal 2006 performance compensation during the first quarter offset slightly by the change and timing of accruals. Deferred revenues decreased $10,584 primarily as a result of a decrease in Customer Service revenue.
          Investing Cash Flows
          During the six months ended March 31, 2007, $12,325 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $11,708 and $12,731, respectively. Sources of cash from investing activities included $4,928 from the proceeds from the sale of property and equipment and equipment on operating leases and $3,805 from the proceeds of life insurance contracts. In addition, we generated $4,249 from the sale and collection of lease receivables, net of new lease additions.
          Financing Cash Flows

          During the six months ended March 31, 2007, we used $68,901 of cash for financing activities. We repurchased 3,655 shares of our outstanding common stock for $56,115 (including related fees) and paid $10,135 for dividends, representing $0.08 per common share to shareholders of record. We also paid $15,750 in fees directly to the holders of our 7.75% Senior Notes due 2015 in connection with the consent solicitation discussed in Note 6 to our consolidated financials statements. Our European leasing subsidiaries repaid $7,175 of non-corporate debt, which was offset by $4,220 in non-corporate debt issuances. Partially offsetting these outflows were cash proceeds from stock option exercises of $15,244.
          Capital Structure
          Our total debt outstanding as of March 31, 2007 and September 30, 2006 was $811,463 and $812,041, respectively. This includes corporate debt of $584,811 and $595,065 and non-corporate debt of $226,652 and $216,976 as of March 31, 2007 and September 30, 2006, respectively. Our debt-to-capital ratio was 32% as of March 31, 2007 and 33% as of September 30, 2006.
          Liquidity Outlook
          For fiscal year 2007, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $80,000 to $120,000. These expected results are primarily due to the generation of cash from net income. As a result of our increased share repurchase capacity, as discussed in Note 7 to our consolidated financial statements; we now plan to spend an additional $80,000 to $90,000 during the second half of fiscal 2007, which will increase expected share purchases from $135,000 to $145,000 for the full fiscal year. Additionally, we expect to pay dividends of approximately $20,000 or $0.16 for the full fiscal year.
          We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures and payment of dividends.
RECENT ACCOUNTING STANDARDS
          See “Recent Accounting Standards” in Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk. Our exposure to market risk for changes in interest rates, if any, relates primarily to our invested cash balances and our non-corporate debt under our revolving asset securitization conduit financing agreement, which is used primarily to fund the lease receivables portfolio in the United Kingdom. This debt is at a variable rate; however, our interest rate exposure is capped at 7.0% via an interest rate cap. As of March 31, 2007, we have essentially no exposure to market risk for changes in interest rates associated with our corporate long-term debt because all of our corporate long-term debt obligations are at fixed interest rates. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value. Additional disclosures regarding interest rate risk are set forth in our 2006 Annual Report on Form 10-K filed with the SEC on December 1, 2006.
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
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2007 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
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
     Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in the Company’s internal control over financial reporting as of March 31, 2007.
     The Company did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices, and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of March 31, 2007.
     Management’s Remediation Initiatives
     We undertook several initiatives throughout fiscal 2005 and fiscal 2006 in order to remediate the material weakness and we continued to make progress on these ongoing initiatives during the first six months of fiscal 2007. As of March 31, 2007, we have made significant progress towards completing the steps we believe are necessary to remediate our material weakness described above, which include (1) improving the timeliness in which we issue invoice adjustments, (2) reducing the number of errors that occur during contract-set ups and terminations, (3) improving our meter reading collection process and (4) eliminating the segregation of incompatible duties within our billing function. We will continue to focus on the initiatives described above and, if necessary, develop new measures with the goal of ultimately resolving and remediating our material weakness in a timely manner.
Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (our second fiscal quarter ended March 31, 2007) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the implementation of the One Platform Conversion and the migration of certain of our legacy systems to our Oracle E-Business Suite during the quarter ended March 31, 2007, which requires us to make substantial modifications to our information technology systems and business processes. During the remainder of fiscal 2007, we plan to complete two additional migrations of our legacy systems.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 1A. Risk Factors
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended March 31, 2007:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
January 1, 2007 — January 31, 2007	691	$16.27	691	$59,678
February 1, 2007 — February 28, 2007	407	14.64	407	53,730
March 1, 2007 — March 31, 2007	333	14.41	333	48,932

	1,431	$15.37	1,431	$48,932

See Note 7 to our consolidated financial statements for further information regarding our share repurchases.
Item 3. Defaults Upon Senior Securities
(No response to this item is required).
Item 4. Submission of Matters to a Vote of Security Holders
     The information required by this Item 4 is contained in Item 8.01, Other Events, of our Form 8-K, filed with the SEC on February 22, 2007.
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

Date: May 1, 2007
By:	/s/ ROBERT F. WOODS
(Robert F. Woods)
Senior Vice President and Chief Financial Officer (Principal Financial Officer)