Form 10-Q
period 2007-06-30
IKON OFFICE SOLUTIONS INC
filed 2007-07-30
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     The number of shares of common stock, no par value, outstanding on July 27, 2007 is 122,271,733

INDEX

		Page No.
	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

	PART I – FINANCIAL INFORMATION
ITEM 1.	CONDENSED FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS – JUNE 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)	4
	CONSOLIDATED STATEMENTS OF INCOME – THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)	5
	CONSOLIDATED STATEMENTS OF CASH FLOWS – NINE MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)	6
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7-16
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	16-28
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4.	CONTROLS AND PROCEDURES	28-30

	PART II – OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 1A.	RISK FACTORS	31
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32
	AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5.	OTHER INFORMATION	32
ITEM 6.	EXHIBITS	32
	SIGNATURES
All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth objectives, operational efficiency and capital strategy initiatives; earnings, revenue, cash flow, inventory, margins, tax rate, the financial impact of our renewed U.S. leasing program with General Electric Capital Corporation (“GE”) and results from continuing operations; our ability to repay debt; our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting; the development and expansion of our strategic alliances and partnerships; the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our North American and European markets (the “One Platform Conversion”); our color product strategies; our share repurchase program; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
     The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to risks and uncertainties relating to:
•	conducting operations in a competitive environment and a changing industry;

•	existing or future supplier relationships;

•	our relationship with GE;

•	our One Platform Conversion and our infrastructure and productivity initiatives;

•	our ability to remediate our material weakness in billing and achieve effective internal control over financial reporting;

•	our ability to improve operational efficiency;

•	new technologies;

•	our ability to finance current operations and growth initiatives; and

•	economic, legal and political issues associated with our international operations.
     A further description of these risks and uncertainties is included in Part I, “Item 1A. Risk Factors, of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 1, 2006, and such risk factors are incorporated herein by reference.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2007	September 30, 2006
Assets
Cash and cash equivalents	$287,291	$414,239
Accounts receivable, net	589,782	589,973
Lease receivables, net	83,824	83,051
Inventories	314,931	214,792
Prepaid expenses and other current assets	40,596	34,742
Deferred taxes	49,240	46,504

Total current assets	1,365,664	1,383,301

Long-term lease receivables, net	233,275	222,333
Equipment on operating leases, net	69,300	83,248
Property and equipment, net	147,516	144,453
Deferred taxes	18,528	30,215
Goodwill	1,322,675	1,297,333
Other assets	68,181	74,543

Total Assets	$3,225,139	$3,235,426

Liabilities
Current portion of corporate debt	$16,622	$1,487
Current portion of non-corporate debt	50,120	152,971
Trade accounts payable	228,290	224,312
Accrued salaries, wages and commissions	89,302	109,090
Deferred revenues	105,849	118,146
Income taxes payable	12,750	15,831
Other accrued expenses	122,214	139,590

Total current liabilities	625,147	761,427

Long-term corporate debt	571,958	593,578
Long-term non-corporate debt	169,158	64,005
Other long-term liabilities	129,780	130,283

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value	1,056,647	1,044,633
Retained earnings	895,827	828,255
Accumulated other comprehensive income	101,450	59,169
Cost of common stock in treasury	(324,828)	(245,924)

Total Shareholders’ Equity	1,729,096	1,686,133

Total Liabilities and Shareholders’ Equity	$3,225,139	$3,235,426

Supplemental Information
Shares of common stock authorized	300,000	300,000

Shares of common stock issued	149,310	149,310
Treasury stock	26,517	21,695

Shares of common stock outstanding	122,793	127,615

Series 12 preferred stock, no par value: authorized 480 shares; none issued or outstanding	—	—
See notes to condensed consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues
Equipment	$447,727	$445,275	$1,317,650	$1,331,012
Customer service and supplies	345,927	361,587	1,037,164	1,094,193
Managed and professional services	203,372	187,276	593,852	549,128
Rental and fees	31,954	34,007	101,938	117,682
Other	16,036	18,752	53,032	78,254

	1,045,016	1,046,897	3,103,636	3,170,269

Cost of Revenues
Equipment	339,116	331,065	989,209	997,713
Customer service and supplies	193,113	196,597	590,034	602,329
Managed and professional services	146,911	140,232	433,374	408,244
Rental and fees	8,344	8,596	26,739	34,369
Other	10,574	12,367	35,201	42,054

	698,058	688,857	2,074,557	2,084,709

Gross Profit
Equipment	108,611	114,210	328,441	333,299
Customer service and supplies	152,814	164,990	447,130	491,864
Managed and professional services	56,461	47,044	160,478	140,884
Rental and fees	23,610	25,411	75,199	83,313
Other	5,462	6,385	17,831	36,200

	346,958	358,040	1,029,079	1,085,560

Selling and administrative	293,373	311,035	874,790	939,849
Gain on divestiture of businesses and assets	—	6,931	—	11,960
Restructuring benefit	—	129	—	264

Operating income	53,585	54,065	154,289	157,935

Loss from the early extinguishment of debt	—	3,866	—	5,516
Interest income	2,473	4,124	8,872	9,060
Interest expense	12,860	12,245	37,842	39,358

Income from continuing operations before taxes on income	43,198	42,078	125,319	122,121
Taxes on income	14,132	15,207	38,463	42,250

Income from continuing operations	29,066	26,871	86,856	79,871

Discontinued Operations:
Operating income (loss)	—	17	—	(15)
Tax (expense) benefit	—	(7)	—	6

Net income (loss) from discontinued operations	—	10	—	(9)

Net income	$29,066	$26,881	$86,856	$79,862

Basic Earnings Per Common Share
Continuing operations	$0.23	$0.21	$0.69	$0.60
Discontinued operations	—	0.00	—	0.00

Net income	$0.23	$0.21	$0.69	$0.60

Diluted Earnings Per Common Share
Continuing operations	$0.23	$0.20	$0.68	$0.60
Discontinued operations	—	0.00	—	0.00

Net income	$0.23	$0.20	$0.68	$0.60

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended June 30
	2007	2006
Cash Flows from Operating Activities
Net income	$86,856	$79,862
Net loss from discontinued operations	—	9

Income from continuing operations	86,856	79,871
Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	52,002	52,366
Amortization	1,864	2,663
Gain from divestiture of businesses and assets	—	(11,960)
Loss on disposal of property and equipment	628	4,017
Provision for losses on accounts and lease receivables	4,131	2,283
Provision for deferred income taxes	10,147	(108,922)
Stock-based compensation expense	7,039	7,502
Pension expense	1,730	24,973
Loss from the early extinguishment of debt	—	5,516
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease in accounts receivable	5,015	17,089
Increase in inventories	(96,760)	(38,313)
Increase in prepaid expenses and other current assets	(4,703)	(2,555)
Increase (decrease) in accounts payable	685	(31,532)
Decrease in deferred revenue	(14,784)	(2,178)
Decrease in accrued expenses	(36,983)	(28,424)
Contributions to pension plans	(4,514)	(63,464)
(Decrease) increase in income taxes payable	(3,304)	66,279
Other	(7)	(1,659)

Net cash provided by (used in) continuing operations	9,042	(26,448)
Net cash used in discontinued operations	—	(1,158)

Net cash provided by (used in) operating activities	9,042	(27,606)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses and assets	—	251,642
Expenditures for property and equipment	(23,366)	(26,093)
Expenditures for equipment on operating leases	(17,118)	(27,610)
Proceeds from the sale of property and equipment and equipment on operating leases	7,952	18,346
Proceeds from the sale of lease receivables	160,181	145,969
Lease receivables — additions	(226,494)	(264,161)
Lease receivables — collections	74,134	268,412
Proceeds from life insurance	4,781	4,630
Other	(1,251)	(3,553)

Net cash (used in) provided by investing activities	(21,181)	367,582

Cash Flows from Financing Activities
Short-term corporate debt borrowings (repayments), net	1	(855)
Repayment of other borrowings	(55)	(3,792)
Debt issuance costs	—	(2,304)
Debt modification costs	(16,430)	—
Corporate debt — repayments	(1,255)	(138,804)
Non-corporate debt — issuances	158,244	7,312
Non-corporate debt — repayments	(166,211)	(142,354)
Dividends paid	(15,141)	(15,841)
Decrease in restricted cash	—	2,127
Proceeds from stock option exercises	16,858	18,025
Tax benefit relating to stock plans	1,586	4,922
Purchase of treasury shares	(99,873)	(90,816)
Other	—	(49)

Net cash used in financing activities	(122,276)	(362,429)

Effect of exchange rate changes on cash and cash equivalents	7,467	2,593

Net decrease in cash and cash equivalents	(126,948)	(19,860)

Cash and cash equivalents at beginning of year	414,239	373,705

Cash and cash equivalents at end of period	$287,291	$353,845

Supplemental cash flow information:
Cash paid for income taxes	$28,672	$80,323

Cash paid for interest on corporate and non-corporate debt	$42,222	$53,533

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$10,029	$—

See notes to condensed consolidated financial statements

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
(All dollar and share amounts are in thousands, except per share data or as otherwise noted)
1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of June 30, 2007, the related consolidated statements of income for the three and nine months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006, are unaudited. The consolidated balance sheet as of September 30, 2006, is derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2006. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes included thereto in our Annual Report on Form 10-K for the year ended September 30, 2006 filed with the SEC on December 1, 2006.
     The results of operations through the nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
     We had $24,440 and $6,775 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at June 30, 2007 and September 30, 2006, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.
     Certain prior year amounts have been reclassified to conform to the current presentation.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans. In addition, employers will recognize actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. Furthermore, SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. Based on our evaluation thus far, we do not expect a material impact from the adoption of this standard on our consolidated financial position, results of operations or cash flows, primarily as a result of the freeze of our U.S. and one of our non-U.S. plans prior to fiscal 2007. The disclosure requirements for SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006, which for the Company is as of the end of our current fiscal year, September 30, 2007. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Therefore, adoption of this part of the standard is not required for the Company until our fiscal year ending September 30, 2009; however, earlier application is permissible.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements but for some entities the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Therefore this standard will not be effective for the Company until our fiscal year beginning October 1, 2008. We are currently evaluating the impact of SFAS 157, but we do not expect a material impact from the adoption of SFAS 157 on our consolidated financial position, results of operations, or cash flows.
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
3. ACCOUNTING FOR STOCK BASED COMPENSATION
     Stock Options
     During the three and nine months ended June 30, 2007, the Company issued 2 and 650 stock options, respectively. During the three and nine months ended June 30, 2006, the Company issued 6 and 1,232 stock options, respectively.
     During the three months ended June 30, 2007 and 2006, the Company recognized $1,105 and $1,725 of stock based compensation expense related to stock options. During the nine months ended June 30, 2007 and 2006, the Company recognized $4,336 and $5,508, respectively, of stock based compensation expense related to stock options.
     Changes in common shares under option were:

			Weighted
	Shares		Average Price
Outstanding at September 30, 2006	9,366		$11.50
Granted	650		16.31
Exercised	1,805		9.34
Cancelled	396		27.96

Outstanding at June 30, 2007	7,815		$11.57

Exercisable at June 30, 2007	5,976	*	$11.30

*	4,998 of the 5,976 options exercisable at June 30, 2007 have an exercise price that is lower than the closing price of the Company’s stock on June 30, 2007.
     The total pre-tax intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 were $984 and $1,763, respectively. The total pre-tax intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 were $10,720 and $15,007, respectively.
     The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2007 and 2006 were $4.28 and $6.31, respectively, and were estimated using the Black-Scholes option-pricing method. The weighted-average fair values at date of grant for options granted during the nine months ended June 30, 2007 and 2006 were $4.47 and $5.07, respectively.

     The following assumptions were applied for options granted during the three and nine months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Expected dividend yield (1)	1.0%	1.2%	1.0%	1.5%
Expected volatility rate (2)	25.2%	54.4%	24.7%	55.0%

Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	4.5%	5.0%	4.5%	4.4%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	For options granted prior to October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since 1993 through the respective option date. For options granted after October 1, 2006, the expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004. Effective October 1, 2006, we revised the historical period in which we use to calculate our volatility assumption. This change was made to more accurately reflect our current business model by utilizing the date which we sold our U.S. leasing business, April 1, 2004, as the historical starting point. We believe this period more accurately reflects the volatility of our stock price going forward. Furthermore, the change in our methodology is not expected to have a material impact on our consolidated statement of operations for fiscal 2007; however, this change may or may not have a material impact on future years.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
			Weighted-Average				Weighted-Average
Range of Exercise	Number Outstanding	Weighted-Average	Remaining	Aggregate Intrinsic	Number Exercisable	Weighted-Average	Remaining	Aggregate Intrinsic
Prices	at June 30, 2007	Exercise Price	Contractual Life	Value	at June 30, 2007	Exercise Price	Contractual Life	Value

$ 2.38 – 9.10	1,825	$6.23	6.03 years	$17,119	1,674	$5.97	6.06 years	$16,135
9.11 – 11.00	3,172	10.77	7.72	15,356	2,077	10.73	7.31	10,131
11.01 – 15.50	1,296	12.28	5.50	4,317	1,246	12.26	5.63	4,169
15.51 – 20.00	1,121	16.35	5.89	—	578	16.12	2.09	—
20.01 – 44.63	401	26.49	1.94	—	401	26.49	1.94	—

	7,815	$11.57	6.40	$36,792	5,976	$11.30	5.69	$30,435
     Stock Awards
     During the three and nine months ended June 30, 2007, the Company granted 7 and 566 stock awards, respectively. During the three and nine months ended June 30, 2006, the Company granted 9 and 667 stock awards, respectively.
     During the three months ended June 30, 2007 and 2006, the Company recognized $954 and $694, respectively, of stock based compensation expense related to stock awards. During the nine months ended June 30, 2007 and 2006, the Company recognized $2,703 and $1,994, respectively, of stock based compensation expense related to stock awards.

4. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2006	$962,407	$334,926	$1,297,333
Translation adjustment	1,248	24,094	25,342

Goodwill at June 30, 2007	$963,655	$359,020	$1,322,675

     Changes in the goodwill balance since September 30, 2006 are attributable to foreign currency translation adjustments.
5. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per common share — income from continuing operations	$29,066	$26,871	$86,856	$79,871
Effect of dilutive securities:
Interest expense on convertible notes, net of taxes	—	—	—	88

Numerator for diluted earnings per common share — net income from continuing operations	$29,066	$26,871	$86,856	$79,959

Denominator:
Denominator for basic earnings per common share — weighted average common shares	124,818	130,690	126,131	132,115
Effect of dilutive securities:
Convertible notes	—	—	—	260
Employee stock awards	748	635	711	528
Employee stock options	997	986	1,178	825

Dilutive potential common shares	1,745	1,621	1,889	1,613
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	126,563	132,311	128,020	133,728

Basic earnings per common share from continuing operations	$0.23	$0.21	$0.69	$0.60

Diluted earnings per common share from continuing operations	$0.23	$0.20	$0.68	$0.60

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
     Weighted-average stock options to purchase 1,833 and 1,555 shares of common stock were outstanding during the three months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock of $14.80 and $13.12 for the three months ended June 30, 2007 and 2006, respectively and, therefore, the effect would be antidilutive.
     Weighted-average stock options to purchase 1,619 and 2,090 shares of common stock were outstanding during the nine months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock of $15.07 and $11.95 for the nine months ended June 30, 2007 and 2006, respectively and, therefore, the effect would be antidilutive.

6. DEBT AGREEMENTS
     In June 2007, our United Kingdom leasing subsidiaries, IKON Capital PLC and IKON Office Solutions Dublin Limited, terminated their existing 364 day revolving asset securitization conduit financing agreement (the “Old U.K. Conduit”) and replaced it with a new five year asset securitization conduit financing agreement, including a 364 day revolving liquidity facility (the “New U.K. Conduit”) with a new lender. The terms are essentially the same as those of the Old U.K. Conduit; however, the facility size was increased from £95,000 to £105,000 and the New U.K. Conduit includes term-out provisions, such that if the New U.K. Conduit is not renewed at the end of each 364 day period during the life of the agreement or upon expiration of the agreement at the fifth anniversary date, any outstanding balance due to the lender upon termination of the 364 day facility converts to an amortizing loan to be repaid with collections from previously funded lease contracts. As of June 30, 2007, we had £27,500 available under the New U.K. Conduit.
     During March of 2007, following the receipt of consents from the holders of our 7.75% Senior Notes due 2015 (the “Notes”), we entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture dated as of September 21, 2005 (the “Indenture”) between the Company and The Bank of New York, as Trustee, pursuant to which the Notes were issued. The Supplemental Indenture amended the Indenture to: (i) provide the Company with additional capacity of up to $350,000 to redeem, repurchase, retire or acquire its Common Stock and declare and pay cumulative dividends so long as the Company’s Net Leverage Ratio is no greater than 2.0 to 1, the Company has filed its quarterly report on Form 10-Q or any applicable successor form for the quarter ended March 31, 2007 (which the Company filed with the SEC on May 1, 2007) and no default has occurred and is continuing or would occur as a consequence of any such actions; and (ii) increase by $10,000 (to a total of $20,000) the Company’s capacity to incur indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations or as part of sale and leaseback transactions. We paid consent fees totaling $15,750 to the note holders in order to gain their approval to amend the Indenture, and paid approximately $700 of other third party costs, all in conjunction with the solicitation of consents. The $15,750 paid directly to the note holders is being amortized over the remaining term of the Notes.
7. SHARE REPURCHASES
     During the nine months ended June 30, 2007, we repurchased 6,629 shares of our outstanding common stock for $99,683. On April 24, 2007, our Board of Directors approved a $150,000 increase to the Company’s share repurchase authorization to reflect a total authorization of $600,000. Since the inception of our share repurchase program on March 31, 2004 and through June 30, 2007, we have purchased $394,729 of our shares, leaving $205,271 available under the board authorized share repurchase plan. Under the terms of our Credit Facility, as amended in March 2007, we are no longer limited in making payments to repurchase stock, provided we are in compliance with financial covenants, which we were in compliance with as of June 30, 2007. However, we are subject to limitations on share repurchases under the terms defined in the Indenture to the Notes (as discussed in Note 6). As of June 30, 2007, our capacity for additional share repurchases was $308,620. This amount will increase by a function of future net income or decrease by a function of future net losses (as defined in the Indenture), and it will be reduced by the amount of future share repurchases.
8. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$29,066	$26,881	$86,856	$79,862
Foreign currency translation adjustments	20,797	39,332	42,281	33,248
Loss on derivative financial instruments	—	(34)	—	(262)
Minimum pension liability adjustment	—	—	—	26,810	*

Total comprehensive income	$49,863	$66,179	$129,137	$139,658

*	As a result of freezing the U.S. Plans and one of our Non-U.S. Plans (discussed in Note 11).

9. CONTINGENCIES
    Environmental and Legal
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,362 and $7,444 as of June 30, 2007 and September 30, 2006, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our consolidated financial statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
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
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We now reimburse the trusts for 95% of the costs and expenses incurred by the trusts for black lung and workers’ compensation claims. As of June 30, 2007 and September 30, 2006, our accrual for black lung and workers’ compensation liabilities related to B&T was $9,247 and $10,147, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As of June 30, 2007, we had accrued aggregate liabilities totaling $1,440 in other accrued expenses and $14,169 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our consolidated financial statements may have been incurred.
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

     We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON. These indemnification obligations do not relate to customer credit risk, for which GE remains responsible. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at June 30, 2007 was $259,290. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $199 at June 30, 2007. The equipment leased to the customers related to the above indemnifications represents collateral that we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.
     There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions, and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of June 30, 2007, believes that the impact of these other contingencies will not be material to our consolidated financial statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
10. SEGMENT REPORTING
     The table below presents segment information for the three months ended June 30, 2007 and 2006:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2007
Revenues:
Equipment	$387,858	$59,869	$—	$447,727
Customer service and supplies	301,895	44,032	—	345,927
Managed and professional services	189,043	14,329	—	203,372
Rental and fees	29,869	2,085	—	31,954
Other	—	16,036	—	16,036

Total revenues	908,665	136,351	—	1,045,016
Cost of Revenues:
Equipment	298,612	40,504	—	339,116
Customer service and supplies	162,425	30,688	—	193,113
Managed and professional services	134,433	12,478	—	146,911
Rental and fees	8,120	224	—	8,344
Other	—	10,574	—	10,574

Total cost of revenues	603,590	94,468	—	698,058
Gross Profit:
Equipment	89,246	19,365	—	108,611
Customer service and supplies	139,470	13,344	—	152,814
Managed and professional services	54,610	1,851	—	56,461
Rental and fees	21,749	1,861	—	23,610
Other	—	5,462	—	5,462

Total gross profit	305,075	41,883	—	346,958
Selling and administrative	223,246	34,345	35,782	293,373

Operating income	81,829	7,538	(35,782)	53,585
Interest income	—	—	2,473	2,473
Interest expense	—	—	12,860	12,860

Income from continuing operations before taxes on income	$81,829	$7,538	$(46,169)	$43,198

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2006
Revenues:
Equipment	$391,677	$53,598	$—	$445,275
Customer service and supplies	323,348	38,239	—	361,587
Managed and professional services	173,891	13,385	—	187,276
Rental and fees	31,754	2,253	—	34,007
Other	964	17,788	—	18,752

Total revenues	921,634	125,263	—	1,046,897
Cost of revenues:
Equipment	297,614	33,451	—	331,065
Customer service and supplies	169,777	26,820	—	196,597
Managed and professional services	128,329	11,903	—	140,232
Rental and fees	7,924	672	—	8,596
Other	784	11,583	—	12,367

Total cost of revenues	604,428	84,429	—	688,857
Gross profit:
Equipment	94,063	20,147	—	114,210
Customer service and supplies	153,571	11,419	—	164,990
Managed and professional services	45,562	1,482	—	47,044
Rental and fees	23,830	1,581	—	25,411
Other	180	6,205	—	6,385

Total gross profit	317,206	40,834	—	358,040
Selling and administrative	240,079	32,898	38,058	311,035
Gain on divestiture of businesses and assets	6,858	73	—	6,931
Restructuring benefit	129	—	—	129

Operating income	84,114	8,009	(38,058)	54,065
Loss from the early extinguishment of debt	—	—	3,866	3,866
Interest income	—	—	4,124	4,124
Interest expense	—	—	12,245	12,245

Income from continuing operations before taxes on income	$84,114	$8,009	$(50,045)	$42,078

     The table below presents segment information for the nine months ended June 30, 2007 and 2006:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2007
Revenues:
Equipment	$1,145,205	$172,445	$—	$1,317,650
Customer service and supplies	908,919	128,245	—	1,037,164
Managed and professional services	550,959	42,893	—	593,852
Rental and fees	95,722	6,216	—	101,938
Other	—	53,032	—	53,032

Total revenues	2,700,805	402,831	—	3,103,636
Cost of Revenues:
Equipment	875,693	113,516	—	989,209
Customer service and supplies	500,408	89,626	—	590,034
Managed and professional services	395,443	37,931	—	433,374
Rental and fees	26,088	651	—	26,739
Other	—	35,201	—	35,201

Total cost of revenues	1,797,632	276,925	—	2,074,557
Gross Profit:
Equipment	269,512	58,929	—	328,441
Customer service and supplies	408,511	38,619	—	447,130
Managed and professional services	155,516	4,962	—	160,478
Rental and fees	69,634	5,565	—	75,199
Other	—	17,831	—	17,831

Total gross profit	903,173	125,906	—	1,029,079
Selling and administrative	665,310	101,231	108,249	874,790

Operating income	237,863	24,675	(108,249)	154,289
Interest income	—	—	8,872	8,872
Interest expense	—	—	37,842	37,842
Income from continuing operations before taxes on income	$237,863	$24,675	$(137,219)	$125,319

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2006
Revenues:
Equipment	$1,175,219	$155,793	$—	$1,331,012
Customer service and supplies	984,529	109,664	—	1,094,193
Managed and professional services	509,122	40,006	—	549,128
Rental and fees	112,757	4,925	—	117,682
Other	26,077	52,177	—	78,254

Total revenues	2,807,704	362,565	—	3,170,269
Cost of revenues:
Equipment	897,637	100,076	—	997,713
Customer service and supplies	524,344	77,985	—	602,329
Managed and professional services	373,337	34,907	—	408,244
Rental and fees	33,364	1,005	—	34,369
Other	8,599	33,455	—	42,054

Total cost of revenues	1,837,281	247,428	—	2,084,709
Gross profit:
Equipment	277,582	55,717	—	333,299
Customer service and supplies	460,185	31,679	—	491,864
Managed and professional services	135,785	5,099	—	140,884
Rental and fees	79,393	3,920	—	83,313
Other	17,478	18,722	—	36,200

Total gross profit	970,423	115,137	—	1,085,560
Selling and administrative	705,231	93,537	141,081	939,849
Gain on divestiture of businesses and assets	6,624	5,336	—	11,960
Restructuring benefit	264	—	—	264

Operating income	272,080	26,936	(141,081)	157,935
Loss from the early extinguishment of debt	—	—	5,516	5,516
Interest income	—	—	9,060	9,060
Interest expense	—	—	39,358	39,358

Income from continuing operations before taxes on income	$272,080	$26,936	$(176,895)	$122,121

*	Corporate and Eliminations, which is not treated as a business segment, includes certain corporate and administrative functions such as finance and customer support.
11. PENSION PLANS
     We sponsor or have sponsored defined benefit pension plans for the majority of our employees. The benefits generally are based on years of service and compensation. We fund at least the minimum amount required by government regulations.
     All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Additionally, effective December 31, 2005 we froze one of our non-U.S. Plans. Accordingly, participants no longer accrue benefits under these plans. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan. Calculations related to our pension plans are based on data as of June 30 of each fiscal year. As a result, plan amendments and other changes pertaining to our pension plans occurring during the fourth quarter of our fiscal year are reflected in the subsequent fiscal year. As a result of the freezing of the U.S. and one of our non-U.S. plans, we recorded curtailment charges of $2,852 and $787, respectively during the nine months ended June 30, 2006.

     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended June 30
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$747	$231	$879
Interest cost	8,358	1,279	7,702	1,151
Expected return on assets	(9,193)	(1,451)	(7,777)	(1,263)
Amortization of net obligation	—	—	—	—
Amortization of prior service cost	—	(54)	—	(53)
Recognized net actuarial loss	758	256	1,921	332

Net periodic pension (income) cost	$(77)	$777	$2,077	$1,046

	Nine Months Ended June 30
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$2,167	$8,952	$3,281
Interest cost	24,740	3,756	24,140	3,389
Expected return on assets	(27,372)	(4,262)	(23,357)	(3,319)
Amortization of net obligation	—	—	—	18
Amortization of prior service cost	—	(157)	47	(155)
Recognized net actuarial loss	2,106	752	7,209	1,129
Curtailment	—	—	2,852	787

Net periodic pension (income) cost	$(526)	$2,256	$19,843	$5,130

     Contributions to the U.S. Plans and non-U.S. Plans were $1,100 and $3,414 during the nine months ended June 30, 2007.
     During the remainder of fiscal 2007, we expect to make contributions of approximately $400 and $1,000 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also may make additional voluntary contributions during the remainder of fiscal 2007.
12. RIGHTS PLAN
     The rights agreement which provided holders of our common stock with rights to purchase shares of our Series 12 Preferred Stock in the event a person or group acquired beneficial ownership of 15% or more of the shares of our common stock or commenced a tender or exchange offer that would result in such a person or group owning 15% or more of the shares of our common stock, expired by its terms on June 18, 2007.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
    The Company
     We are the world’s largest independent channel for document management systems and services, enabling customers worldwide to improve document workflow and increase efficiency. We integrate best-in-class copiers, printers and multifunction product technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta, Kyocera Mita and HP, and document management software and systems from companies like Captaris, eCopy, Kofax, EFI and others, to deliver tailored, high-value solutions implemented and supported by our global services organization — IKON Enterprise Services. We represent one of the industry’s broadest portfolios of document management services, including professional services, a unique blend of on-site and off-site managed services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of over 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three and nine months ended June 30, 2007, references to 2007 and 2006 refer to the three and nine months ended June 30, 2007 and 2006, respectively.
    Summary of Consolidated Results

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Revenue	$1,045,016	$1,046,897	(0.2)%	$3,103,636	$3,170,269	(2.1)%

Selling and administrative expense as a % of revenue	28.1%	29.7%	(160)basis points	28.2%	29.6%	(140)basis points

Operating income as % of revenue	5.1%	5.2%	(10)basis points	5.0%	5.0%	—

Diluted earnings per share	$0.23	$0.20	15.0%	$0.68	$0.60	13.3%
     For the three months ended June 30, 2007, total revenue was flat against the comparative period of fiscal 2006, and includes year-over-year increases of 9% in Managed and Professional Services revenue and 1% in equipment revenue, as well as an approximate 1% benefit from currency (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes). These increases were offset by a decrease in Customer Service and Supplies revenue of 4%, a decrease in Rental and Fees revenue of 6% and a 14% decrease in Other revenue. For the nine months ended June 30, 2007, total revenue declined 2% against the comparative period of fiscal 2006, driven by a decrease in Customer Service and Supplies revenue of 5%, a decrease in Finance Income as a result of the sale of assets, namely lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006, a decrease in Rental and Fees revenue of 13% and a decrease in equipment revenue of 1%. These decreases were partially offset by an increase of 8% in Managed and Professional Services revenue and from a benefit of approximately 1% from currency.
     In connection with executing our strategic priority centered around growth, we have added approximately 100 selling resources as part of our initiative to grow equipment revenue, including 17 graphic arts specialists in preparation of our launch of Canon’s new production color machine, the imagePRESS C7000VP, which we began shipping during the beginning of our fourth fiscal quarter. We also enhanced our integrated selling model during our third fiscal quarter to improve efficiency and effectiveness, while focusing on customer retention, lead generation and national account coverage. Customer Service and Supplies revenue has started to stabilize as evidenced by the flat comparison to our second fiscal quarter and the improvements in the year-over year quarterly comparisons as our fiscal year has progressed. Our keys to stabilizing this annuity stream have been, and continue to be, an increased focus on color equipment placement growth, driven by new product launches from our vendors, and improving our color page volume mix by increasing the number of copy pages on color equipment. We believe these efforts will help us offset the decline in black and white revenue per copy that has occurred as a result of the shift from analog to digital and from pricing pressure across the industry. We expect these actions, coupled with the continued strength in Managed and Professional Services, will facilitate revenue growth in the future. Our diluted earnings per share improved against the comparative periods primarily as a result of a significant reduction in selling and administrative costs, the impact of share repurchases and a lower effective tax rate. We anticipate our selling and administrative expense as a percentage of revenue will be below 29% for the full fiscal year.
     In June, we entered into a definitive agreement with GE to renew our lease program relationship in the U.S., which was scheduled to expire in 2009. Under the terms of the renewal, we extended the term of our U.S. lease program agreement through fiscal year 2014, and GE will continue to serve as our preferred financing source in the U.S. In consideration of the renewal, going forward we will be entitled to receive enhanced lease origination fees and continue to share in gains on lease-end activities, but to a lesser extent than prior to the renewal. We anticipate that the transaction will generate approximately $170,000 to $200,000 of aggregate incremental operating income during our fiscal years 2009 through 2014 compared to the renewal terms in the original agreement. We do not expect the renewal to have a material impact on our projected lease program financial results for fiscal years 2007 or 2008.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management services through IKON Enterprise Services. Approximately 87% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to our U.S. operations.

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2007
Revenues:
Equipment	$387,858	$59,869	$—	$447,727
Customer service and supplies	301,895	44,032	—	345,927
Managed and professional services	189,043	14,329	—	203,372
Rental and fees	29,869	2,085	—	31,954
Other	—	16,036	—	16,036

Total revenues	908,665	136,351	—	1,045,016
Cost of Revenues:
Equipment	298,612	40,504	—	339,116
Customer service and supplies	162,425	30,688	—	193,113
Managed and professional services	134,433	12,478	—	146,911
Rental and fees	8,120	224	—	8,344
Other	—	10,574	—	10,574

Total cost of revenues	603,590	94,468	—	698,058
Gross Profit:
Equipment	89,246	19,365	—	108,611
Customer service and supplies	139,470	13,344	—	152,814
Managed and professional services	54,610	1,851	—	56,461
Rental and fees	21,749	1,861	—	23,610
Other	—	5,462	—	5,462

Total gross profit	305,075	41,883	—	346,958
Selling and administrative	223,246	34,345	35,782	293,373

Operating income	81,829	7,538	(35,782)	53,585
Interest income	—	—	2,473	2,473
Interest expense	—	—	12,860	12,860

Income from continuing operations before taxes on income	$81,829	$7,538	$(46,169)	$43,198

Three Months Ended June 30, 2006
Revenues:
Equipment	$391,677	$53,598	$—	$445,275
Customer service and supplies	323,348	38,239	—	361,587
Managed and professional services	173,891	13,385	—	187,276
Rental and fees	31,754	2,253	—	34,007
Other	964	17,788	—	18,752

Total revenues	921,634	125,263	—	1,046,897
Cost of revenues:
Equipment	297,614	33,451	—	331,065
Customer service and supplies	169,777	26,820	—	196,597

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Managed and professional services	128,329	11,903	—	140,232
Rental and fees	7,924	672	—	8,596
Other	784	11,583	—	12,367

Total cost of revenues	604,428	84,429	—	688,857
Gross profit:
Equipment	94,063	20,147	—	114,210
Customer service and supplies	153,571	11,419	—	164,990
Managed and professional services	45,562	1,482	—	47,044
Rental and fees	23,830	1,581	—	25,411
Other	180	6,205	—	6,385

Total gross profit	317,206	40,834	—	358,040
Selling and administrative	240,079	32,898	38,058	311,035
Gain on divestiture of businesses and assets	6,858	73	—	6,931
Restructuring benefit	129	—	—	129

Operating income	84,114	8,009	(38,058)	54,065
Loss from the early extinguishment of debt	—	—	3,866	3,866
Interest income	—	—	4,124	4,124
Interest expense	—	—	12,245	12,245

Income from continuing operations before taxes on income	$84,114	$8,009	$(50,045)	$42,078

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2007	2006	$ Change	% Change
Revenue	$447,727	$445,275	$2,452	0.6%
Cost of revenue	339,116	331,065	8,051	2.4%

Gross profit	$108,611	$114,210	$(5,599)

Gross profit %	24.3%	25.6%
     Equipment revenue includes the sale of new and used copiers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by color production, for high speed and high quality color output, and color office, also called color-capable, for products that print both color and black and white images. Black and white is categorized by speed segment, with black and white office representing print speeds from 10 to 69 pages per minute, banded in speed segments 1 – 4, and black and white production representing print speeds of 70 pages and higher per minute, banded in speed segments 5-6. Color, black and white production and black and white office equipment revenue represented approximately 33%, 16%, and 48%, respectively, of total U.S. equipment revenue during the third quarter of fiscal 2007. The remaining 3% represented revenue from printers, faxes and other.
     Equipment revenue in North America decreased by $3,819, or 1%, primarily as a result of a year-over-year revenue decline in the U.S. for both black and white office and black and white production, partially offset by revenue growth in color. U.S. black and white production revenue declined 4% due to a higher mix of sales of light production equipment during the third quarter, which have lower average selling prices than mid and full production equipment, and from a decrease in sales of used equipment. Overall, placements of U.S. black and white production equipment increased 12% when compared to the third quarter of fiscal 2006 as a result of increased placements in light production devices, particularly the Canon imageRunner 7095 and the Canon imageRunner 5075. In U.S. black and white office revenue declined 2% and placements declined 6%, driven primarily by the continued shift to office color as customers replace black and white devices with new color-capable devices that print both color and black and white, and partially from increased competition in lower end segments. These decreases were offset slightly by strong results in segment 4 driven by the Canon imageRunner 5070. U.S. color equipment revenue increased 14% year over year and placements grew 12% as a result of our expanded color office portfolio from both Canon and Ricoh, which helped drive both a revenue and placement increase in color office, and from revenue growth in color production driven by the Canon ImagePress C1 and the IKON CPP650. Equipment revenue in Europe increased $6,271, or 12%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, driven primarily by an 8% favorable impact from foreign currency and partially from strong performance in Germany and in our Pan European accounts. Equipment gross profit margin declined year over year as a result of a lower mix of higher margin used equipment, a higher mix of lower margin light production devices and a higher mix of large deals at lower margins during the three months ended June 30, 2007.
     Customer Service and Supplies

	2007	2006	$ Change	% Change
Revenue	$345,927	$361,587	$(15,660)	(4.3)%
Cost of revenue	193,113	196,597	(3,484)	(1.8)%

Gross profit	$152,814	$164,990	$(12,176)

Gross profit %	44.2%	45.6%
     Customer Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total machines we service in the field and the number and mix of copies made on those machines. Customer Service and direct supplies revenue in North America decreased $21,453, or 7%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006, due to lower revenue per copy, primarily as a result of the continued shift from analog copies, which have higher average revenue per copy than black and white digital copies, as we have been transitioning our customers out of analog into digital, and from a decline in total copy volume. Total copies impacting Customer Service revenue decreased 2% year over year. Partially offsetting these trends is the shift to color copies, which generate higher revenue per copy than black and white. Copies from color devices impacting Customer Service revenue increased approximately 35% year over year and now represent 8% of total copy pages, which is up from 6% in the third quarter of fiscal 2006. Customer Service and Supplies revenue in Europe increased year over year by $5,793, or 15%, primarily from a favorable currency benefit of approximately 9%, and partially as a result of the increase in color copy volume and strong color equipment placement growth.
     The decrease in Customer Service and Supplies gross profit margin was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements.
     Managed and Professional Services

	2007	2006	$ Change	% Change
Revenue	$203,372	$187,276	$16,096	8.6%
Cost of revenue	146,911	140,232	6,679	4.8%

Gross profit	$56,461	$47,044	$9,417

Gross profit %	27.8%	25.1%
     Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations, and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 68%, 21% and 11% of total Managed and Professional Services revenue, respectively, during the third quarter of fiscal 2007.
     Managed and Professional Services revenue in North America increased $15,152, or 9%, during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. On-site Managed Services revenue in North America, which represents approximately 14% of the total INA revenue mix, increased 8%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions for the third quarter of fiscal 2007 as well as prior periods. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, increased 8% as a result of an increase in number of projects and revenue earned per project driven by a favorable comparison to a weaker third quarter in fiscal 2006. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 16% during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This increase was driven by year-over-year growth in premier services, such as installations and support contract revenue, partially offset by lower document assessments revenue.

     Managed and Professional Services gross profit margin percentage increased primarily from the result of an overall improvement in profitability on On-site Managed Services contracts, higher Off-site Managed Services revenue on relative fixed costs and from volume and utilization improvements in Professional Services.
     Rental and Fees

	2007	2006	$ Change	% Change
Revenue	$31,954	$34,007	$(2,053)	(6.0)%
Cost of revenue	8,344	8,596	(252)	(2.9)%

Gross profit	$23,610	$25,411	$(1,801)

Gross profit %	73.9%	74.7%
     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. (“Sharing Fees”) and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased due to lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year, coupled with lower Sharing Fees from GE that incur no cost.
     Other Revenue

	2007	2006	$ Change	% Change
Finance income	$6,215	$6,496	$(281)	(4.3)%
Other	9,821	12,256	(2,435)	(19.9)%

Total other revenue	16,036	18,752	(2,716)

Finance interest expense	1,537	1,355	182	13.4%
Other	9,037	11,012	(1,975)	(17.9)%

Total cost of other revenue	10,574	12,367	(1,793)

Finance income gross profit	4,678	5,141	(463)	(9.0)%
Other gross profit	784	1,244	(460)	(37.0)%

Total other gross profit	$5,462	$6,385	$(923)

Finance income gross profit %	75.3%	79.1%
Other gross profit%	8.0%	10.2%
Total gross profit %	34.1%	34.0%
     Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. The year over year decrease is attributed primarily to lower technology services revenue in Europe as a result of a loss of a large customer contract.
     Selling and Administrative Expenses

	2007	2006	$ Change	% Change
Selling and administrative expenses	$293,373	$311,035	$(17,662)	(5.7)%
Selling and administrative expenses as a % of revenue	28.1%	29.7%
     Selling and administrative expenses decreased by $17,662, or 5.7%, including an unfavorable impact of approximately 1% due to foreign currency translation, during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and decreased as a percentage of revenue from 29.7% to 28.1%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $7,800 compared to fiscal 2006 as a result of lower spending for contract labor, facilities, information technology and professional fees,

•	a decrease of approximately $7,500 related to compensation and benefits related primarily to lower accrual requirements for performance compensation; and

•	and a decrease in pension expense attributed specifically to selling and administrative of approximately $1,300
     Other Items

	2007	2006	$ Change
Gain on divestiture of businesses and assets	$—	$6,931	$(6,931)
Restructuring benefit	—	129	(129)
Loss from early extinguishment of debt	—	3,866	(3,866)
Interest income	2,473	4,124	(1,651)
Interest expense	12,860	12,245	615
Taxes on income	14,132	15,207	(1,075)
Income from continuing operations	29,066	26,871	2,195
Diluted earnings per common share — continuing operations	$0.23	$0.20	$0.03
     The gain on divestiture of businesses and assets in fiscal 2006 is primarily related to the gain on the sale of the U.S. Retained Portfolio to GE.
     The loss from the early extinguishment on debt relates to the cash tender for $81,204 of aggregate principal amount of our 2008 Notes completed on May 25, 2006. As a result of this tender, we recognized a loss, including the write-off of unamortized costs, of $3,866 during our third fiscal quarter of 2006.
     Interest income decreased year over year as a result of a lower average invested cash balance in fiscal 2007 and also from a higher mix of lower yield tax-free investments in the current period compared to the prior period.
     Our effective income tax rate was 32.7% and 36.1% for the third quarter of fiscal 2007 and 2006, respectively. The third quarter fiscal 2007 effective tax rate includes the recognition of benefits related mainly to the favorable settlement of tax audits. We expect our full fiscal year 2007 tax rate to be less than 32%.
     Diluted earnings per common share from continuing operations were $0.23 for the three months ended June 30, 2007, compared to $0.20 for the three months ended June 30, 2006. This increase was attributable mainly to the impact of lower selling and administrative expenses, lower outstanding shares, a lower effective tax rate and the impact of the loss from the early extinguishment of debt in fiscal 2006, partially offset by lower gross profit dollars in fiscal 2007 and the impact of the gain on the sale of the U.S. Retained Portfolio in fiscal 2006.
Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006
     Reportable Segments

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2007
Revenues:
Equipment	$1,145,205	$172,445	$—	$1,317,650
Customer service and supplies	908,919	128,245	—	1,037,164
Managed and professional services	550,959	42,893	—	593,852
Rental and fees	95,722	6,216	—	101,938
Other	—	53,032	—	53,032

Total revenues	2,700,805	402,831	—	3,103,636
Cost of Revenues:
Equipment	875,693	113,516	—	989,209
Customer service and supplies	500,408	89,626	—	590,034
Managed and professional services	395,443	37,931	—	433,374
Rental and fees	26,088	651	—	26,739
Other	—	35,201	—	35,201

Total cost of revenues	1,797,632	276,925	—	2,074,557
Gross Profit:
Equipment	269,512	58,929	—	328,441
Customer service and supplies	408,511	38,619	—	447,130

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Managed and professional services	155,516	4,962	—	160,478
Rental and fees	69,634	5,565	—	75,199
Other	—	17,831	—	17,831

Total gross profit	903,173	125,906	—	1,029,079
Selling and administrative	665,310	101,231	108,249	874,790

Operating income	237,863	24,675	(108,249)	154,289
Interest income	—	—	8,872	8,872
Interest expense	—	—	37,842	37,842
Income from continuing operations before taxes on income	$237,863	$24,675	$(137,219)	$125,319

Nine Months Ended June 30, 2006
Revenues:
Equipment	$1,175,219	$155,793	$—	$1,331,012
Customer service and supplies	984,529	109,664	—	1,094,193
Managed and professional services	509,122	40,006	—	549,128
Rental and fees	112,757	4,925	—	117,682
Other	26,077	52,177	—	78,254

Total revenues	2,807,704	362,565	—	3,170,269
Cost of revenues:
Equipment	897,637	100,076	—	997,713
Customer service and supplies	524,344	77,985	—	602,329
Managed and professional services	373,337	34,907	—	408,244
Rental and fees	33,364	1,005	—	34,369
Other	8,599	33,455	—	42,054

Total cost of revenues	1,837,281	247,428	—	2,084,709
Gross profit:
Equipment	277,582	55,717	—	333,299
Customer service and supplies	460,185	31,679	—	491,864
Managed and professional services	135,785	5,099	—	140,884
Rental and fees	79,393	3,920	—	83,313
Other	17,478	18,722	—	36,200

Total gross profit	970,423	115,137	—	1,085,560
Selling and administrative	705,231	93,537	141,081	939,849
Gain on divestiture of businesses and assets	6,624	5,336	—	11,960
Restructuring benefit	264	—	—	264

Operating income	272,080	26,936	(141,081)	157,935
Loss from the early extinguishment of debt	—	—	5,516	5,516
Interest income	—	—	9,060	9,060
Interest expense	—	—	39,358	39,358

Income from continuing operations before taxes on income	$272,080	$26,936	$(176,895)	$122,121

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2007	2006	$ Change	% Change
Revenue	$1,317,650	$1,331,012	$(13,362)	(1.0)%
Cost of revenue	989,209	997,713	(8,504)	(0.9)%

Gross profit	$328,441	$333,299	$(4,858)

Gross profit %	24.9%	25.0%
     Equipment revenue in North America decreased by $30,014 or 3%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. black and white production placements decreased 2% and revenue declined 14% when compared to the first nine months of fiscal 2006, primarily attributed to increased competition from second tier vendors, pricing pressure in both segment 5 and segment 6 and a higher mix of sales of light production equipment during the second and third fiscal quarters, which have lower average selling prices than mid and full production equipment. In U.S. black and white office, placements were down 5%, principally in segment 1 and revenue declined 9%, due to continued pricing pressures across all segments and the continued shift to office color as customers replace black and white devices with new color-capable devices that print both black and white and color. U.S. color revenue increased 15% year over year and placements grew 19%. The growth in U.S. color is a result of our strong color office portfolio from both Canon and Ricoh, which helped contribute to both strong revenue and placements in color office. Equipment revenue in Europe increased $16,652, or 11%, driven primarily by the benefit of currency translation and partially from revenue growth in Germany and in our Pan European accounts.
     Equipment gross profit margin percentage compared to the prior fiscal year was flat, attributed primarily to strong growth in higher margin color equipment revenue and color placements offset by a lower mix of higher margin used equipment and a higher mix of lower margin light production devices.
     Customer Service and Supplies

	2007	2006	$ Change	% Change
Revenue	$1,037,164	$1,094,193	$(57,029)	(5.2)%
Cost of revenue	590,034	602,329	(12,295)	(2.0)%

Gross profit	$447,130	$491,864	$(44,734)

Gross profit %	43.1%	45.0%
     Customer Service and Supplies revenue in North America decreased $75,610, or 8%, in the first nine months of fiscal 2007 compared to the first nine months of 2006 due to lower revenue per copy, primarily as a result of the continued shift from analog copies, which have higher average revenue per copy than black and white digital copies, the year-over-year pricing decline of digital copies and a 1% year-over year reduction of total copies impacting Customer Service revenue. Partially offsetting these trends is the shift to color copies, which generate higher revenue per copy than black and white. Copies made on color devices impacting Customer Service revenue increased approximately 40% for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. European Customer Service and Supplies revenue increased year over year by $18,581 or 17%, primarily from a favorable currency benefit of approximately 10% and partially as a result of the increase in color copy volume and strong color equipment placement growth.
     The decrease in Customer Service and Supplies gross profit margin was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs attributed to a lower cost structure in North America and the continued focus on cost reduction and productivity improvements.
     Managed and Professional Services

	2007	2006	$ Change	% Change
Revenue	$593,852	$549,128	$44,724	8.1%
Cost of revenue	433,374	408,244	25,130	6.2%

Gross profit	$160,478	$140,884	$19,594

Gross profit %	27.0%	25.7%
     Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 67%, 23% and 10% of total Managed and Professional Services revenue, respectively, during the first nine months of fiscal 2007.
     INA Managed and Professional Services revenue increased $41,837, or 8%, during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. INA On-site Managed Services revenue increased 7%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions in our third fiscal quarter as well as certain prior periods. INA Off-site Managed Services revenue increased 4% as a result of strengthening our sales force and continued improvement in our digital offerings such as electronic digital discovery, commercial imaging and graphics. INA Professional Services increased approximately 26% during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This increase was driven by year-over-year growth in premier services such as installations and support contract revenue, as well as an increase in network connectivity.

     Managed and Professional Services gross profit margin percentage increased primarily from an overall improvement in profitability of Managed Services contracts and from volume and utilization improvements in Professional Services.
     Rental and Fees

	2007	2006	$ Change	% Change
Revenue	$101,938	$117,682	$(15,744)	(13.4)%
Cost of revenue	26,739	34,369	(7,630)	(22.2)%

Gross profit	$75,199	$83,313	$(8,114)

Gross profit %	73.8%	70.8%
     Revenue generated from Rental and Fees decreased when compared to the same period of fiscal 2006, primarily from the sale of the U.S. Retained Portfolio to GE in 2006. As a result of this sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S. Sharing revenue decreased $11,434 and associated costs of revenue decreased $9,398 also as a result of the sale of the U.S. Retained Portfolio. Additionally, our late fee revenue decreased by $1,552 as a result of the sale of the U.S. Retained Portfolio. We also had lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year.
     Other Revenue

	2007	2006	$ Change	% Change
Finance income	$18,356	$42,066	$(23,710)	(56.4)%
Other	34,676	36,188	(1,512)	(4.2)%

Total other revenue	$53,032	$78,254	$(25,222)

Finance interest expense	$4,452	$9,806	$(5,354)	(54.6)%
Other	30,749	32,248	(1,499)	(4.6)%

Total cost of other revenue	$35,201	$42,054	$(6,853)

Finance income gross profit	$13,904	$32,260	$(18,356)	(56.9)%
Other gross profit	3,927	3,940	(13)	(0.3)%

Total other gross profit	$17,831	$36,200	$(18,369)

Finance income gross profit %	75.7%	76.7%
Other gross profit%	11.3%	10.9%
Total gross profit %	33.6%	46.3%
     Finance income decreased $23,710 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006.
     Selling and Administrative Expenses

	2007	2006	$ Change	% Change
Selling and administrative expenses	$874,790	$939,849	$(65,059)	(6.9)%
Selling and administrative expenses as a % of revenue	28.2%	29.6%
     Selling and administrative expenses, decreased by $65,059, or 6.9%, (which includes an approximate 1% unfavorable impact from currency translation) during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 and decreased as a percentage of revenue from 29.6% to 28.2%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	a decrease of $25,100 related to compensation and benefits driven by a reduction year over year in the number of employees and from the decrease in expense year over year related to lower accrual requirements for performance compensation ;

•	a decrease of $19,300 compared to the first nine months of fiscal 2006 as a result of lower spending for contract labor and professional fees;

•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $24,973 to $1,730 in fiscal 2007 primarily as a result of the freezing of certain of our defined benefit pension plans at the end of fiscal 2005 and during fiscal 2006 (which included curtailment charges in the aggregate of $3,628) and as a result of the positive impact of the expected returns on assets due largely to the significant voluntary contributions we made during the second half of fiscal 2006. The year-over-year decline for the first nine months attributed specifically to selling and administrative was approximately $12,000;

•	a decrease of $11,400 compared to the first nine months of fiscal 2006 as a result of lower spending on facilities, information technology and lower non-income related tax expense;

•	an increase in bad debt expense of approximately $4,000. In fiscal 2006, we had lower bad debt expense due to improvements in our accounts receivable aging compared to prior periods. This, coupled with a large customer bankruptcy during the second quarter of fiscal 2007, resulted in higher bad debt expense for the first nine months of fiscal 2007.
     Other Items

	2007	2006	$ Change
Gain on divestiture of businesses and assets	$—	$11,960	$(11,960)
Restructuring benefit	—	264	(264)
Loss from the early extinguishment of debt	—	5,516	(5,516)
Interest income	8,872	9,060	(188)
Interest expense	37,842	39,358	(1,516)
Taxes on income	38,463	42,250	(3,787)
Income from continuing operations	86,856	79,871	6,985
Diluted earnings per common share — continuing operations	$0.68	$0.60	$0.08
     The $11,960 gain on the divestiture of businesses and assets during the nine months ended June 30, 2006 relates primarily to the sale of the U.S. Retained Portfolio in April 2006 whereby we entered into a definitive Asset Purchase Agreement with GE pursuant to which GE purchased our U.S. Retained Portfolio and certain related assets and assumed certain related liabilities from us which resulted in a $6,858 gain. We also incurred a non-taxable gain during October 2005 of $4,924 on the sale of Kafevend Group PLC, our coffee vending business in the United Kingdom (“Kafevend”) resulting from the difference between the carrying amount of assets sold, net of liabilities, and proceeds received less certain associated costs. The gain on the divestiture of Kafevend was exempt from income tax under United Kingdom tax law.
     The $5,516 loss incurred from early extinguishment of debt during the nine months ended June 30, 2006 is the combination of the loss, including the write-off of unamortized costs, of $3,866 incurred from the tender for our 2008 Notes and from the loss, including the write-off of unamortized costs, of $1,650 related to the repurchase of the remaining balance of our Convertible Notes.
     Interest expense decreased compared to the first nine months of fiscal 2006 as a result of the year-over-year reduction in average corporate debt balances.
     Our effective income tax rate was 30.7% and 34.6% for the nine months ended June 30, 2007 and 2006, respectively. The nine month fiscal 2007 effective tax rate includes benefits related mainly to the favorable settlement of certain tax audits in the U.S. and U.K. The nine month fiscal 2006 effective tax rate reflects the divestiture of our Kafevend business, which resulted in no tax liability and lowered our effective income tax rate.
     Diluted earnings per common share from continuing operations were $0.68 for the nine months ended June 30, 2007, compared to $0.60 for the nine months ended June 30, 2006. This increase was attributable mainly to the impact of lower selling and administrative expenses, which includes lower accrual requirements for performance compensation, lower outstanding shares driven by our share repurchase plan, a lower effective tax rate, and the impact of the loss from the early extinguishment of debt in fiscal 2006, partially offset by lower gross profit dollars in fiscal 2007 and the impact of the gain on the divestiture of both the U.S. Retained Portfolio and Kafevend in fiscal 2006.

FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the nine months ended June 30, 2007 as reported in our consolidated statements of cash flows:

2007
Cash provided by operating activities	$9,042
Cash used in investing activities	(21,181)
Cash used in financing activities	(122,276)
Effect of exchange rate changes on cash and cash equivalents	7,467

Decrease in cash and cash equivalents	(126,948)
Cash and cash equivalents at the beginning of the year	414,239

Cash and cash equivalents at the end of period	$287,291

     Operating Cash Flows
     For the nine months ended June 30, 2007, cash provided by operating activities was $9,042. Net income was $86,856 and non-cash operating expenses, which include items such as depreciation, amortization, stock based compensation expense, restructuring and asset impairment charges, provisions for losses on accounts receivable and leases, loss on disposal of property and equipment, pension expense and deferred income taxes, were $77,541. Sources of cash included a decrease in accounts receivable of $5,015 and an increase in accounts payable of $685. Trade accounts receivable decreased mainly due to focused collection efforts and partially from lower revenues. Our days sales outstanding on trade accounts receivable improved steadily from 52 days at September 30, 2006 to 48 days at June 30, 2007. Our aged accounts receivable balances greater than 90 days old declined from 7% at September 30, 2006 to 6% at June 30, 2007. The accounts receivable due from third party financing companies decreased to $85,507 at June 30, 2007, compared to $91,153 at September 30, 2006 as a result of our continued focus on improving the timing of funding from GE. Accounts payable increased slightly compared to the balance at September 30, 2006 as a result of increased inventory purchases and the timing of the payment of invoices and purchases, partially offset by improved payment arrangements with some of our vendors. As an offset to these sources of cash, we used $96,760 for inventory during the first nine months of fiscal 2007 in order to replenish lower than normal fiscal 2006 year-end inventory levels, to increase inventory for new product launches and to add additional inventory to ensure we continue to timely fill customer orders during the transition of our supply chain function to a more efficient geographic model. In addition to other product launches, we increased inventory significantly as a result of the new relationship we entered into with Kyocera Mita during the second quarter of 2007 to market three new monochrome multi-function systems. As a result of these changes, inventory turns decreased from 7.0 at September 30, 2006 to 5.3 at June 30, 2007. We will continue to monitor our inventory levels to meet optimal customer satisfaction while better aligning inventory purchases with payments. We expect our fiscal 2007 year-end inventory balance to be $275,000 to $295,000. Accrued expenses decreased $36,983 mainly as the result of the payment of fiscal 2006 performance compensation during the first quarter (net of new accruals for 2007 performance compensation) and from the timing of payments for various accruals including interest, certain taxes and payroll related costs. Deferred revenues decreased $14,784 primarily as a result of a decrease in Customer Service revenue and timing and mix of deferred service contracts. During fiscal 2007, we contributed $4,514 of cash to fund certain of our defined benefit pension obligations.
     Investing Cash Flows
     During the nine months ended June 30, 2007, $21,181 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $23,366 and $17,118, respectively. Sources of cash from investing activities included $7,952 from the proceeds from the sale of property and equipment and equipment on operating leases and $4,781 from the proceeds of life insurance contracts. In addition, we generated $7,821 from the sale and collection of lease receivables, net of new lease additions.

     Financing Cash Flows
     During the nine months ended June 30, 2007, we used $122,276 of cash for financing activities. We repurchased 6,629 shares of our outstanding common stock for $99,816 (including related fees) and paid $15,141 for dividends, representing $0.12 per common share to shareholders of record. We also paid $16,430, which includes related third party fees, in connection with the consent solicitation (as discussed in Note 6 of our consolidated financial statements). In June 2007, our European leasing subsidiary terminated the Old U.K. Conduit and replaced it with the New U.K. Conduit. As a result the Company repaid $166,211 of non-corporate debt, which was offset by $158,244 in non-corporate debt issuances (see Note 6 of our consolidated financial statements for further discussion). Partially offsetting these outflows were cash proceeds of $16,858 from exercises of stock options .
     Capital Structure
     Our total debt outstanding as of June 30, 2007 and September 30, 2006 was $807,858 and $812,041, respectively. This includes corporate debt of $588,580 and $595,065 and non-corporate debt of $219,278 and $216,976 as of June 30, 2007 and September 30, 2006, respectively. Our debt-to-capital ratio was 32% as of June 30, 2007 down from 33% as of September 30, 2006. As a result of the terms of the New U.K. Conduit discussed above and in Note 6 of our consolidated financial statements, a significant portion of what was reported previously as current non-corporate debt became long-term non-corporate debt at June 30, 2007.
     Liquidity Outlook
     For our full fiscal year 2007, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $80,000 to $110,000. These expected results will come primarily from net income and anticipated working capital improvements during the remainder of the fiscal year. We plan to spend an additional $40,000 to $50,000 on share repurchases and pay dividends of approximately $5,000 or $0.04 during our fourth fiscal quarter.
     Approximately 17%, or $47,550, of our $287,291 cash balance at June 30, 2007 was held by our wholly owned foreign subsidiaries outside of the United States. While available to fund operations and strategic investment opportunities abroad, these funds cannot be repatriated through a dividend remittance for use in the United States without the Company incurring additional tax costs of approximately 30%.
     We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures, payment of dividends and planned share repurchases.
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our discussion of market risk in Item 7A of the Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 1, 2006, is incorporated herein by reference.
Item 4. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2007 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
     Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness described below. We have implemented processes and performed additional procedures designed to ensure that our unaudited interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited interim consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for all periods presented.
     Material Weakness in Internal Control Over Financial Reporting
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management, including our Chief Executive Officer and Chief Financial Officer, identified the following control deficiencies, which in the aggregate, constitute a material weakness in our internal control over financial reporting as of June 30, 2007.
     We did not maintain effective controls over the accuracy and validity of service and equipment revenue and the related accounts receivable and deferred revenue. Specifically, our controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges, (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices, and (iv) the segregation of incompatible duties within the billing function were deficient. These control deficiencies could result in a misstatement of the aforementioned accounts that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, has determined that these control deficiencies, in the aggregate, constitute a material weakness as of June 30, 2007.
     Management’s Remediation Initiatives
     We undertook several initiatives throughout fiscal 2005 and fiscal 2006 in order to remediate the material weakness and we continued to make progress on these ongoing initiatives during the first nine months of fiscal 2007. We continue to see improvements in the metrics we utilize to evaluate our progress. In addition, we have successfully completed the migration of nearly half of our related legacy systems to the Oracle E-Business Suite.
     As of June 30, 2007, we have made significant progress towards completing the steps we believe are necessary to remediate our material weakness described above, which include (1) improving the timeliness in which we issue invoice adjustments, (2) reducing the number of errors that occur during contract-set ups and terminations, (3) improving our meter reading collection process and (4) eliminating the segregation of incompatible duties within our billing function. We will continue to focus on the initiatives described above during the remainder of fiscal 2007 with the goal of remediating our material weakness.
Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (our third fiscal quarter ended June 30, 2007) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the implementation of the One Platform Conversion and the migration of certain of our legacy systems to our Oracle E-Business Suite during the quarter ended June 30, 2007, which requires us to make substantial modifications to our information technology systems and business processes. During the remainder of fiscal 2007, we plan to complete one additional migration of our legacy systems.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 1A. Risk Factors
     The risks and uncertainties described below reflect updates to the factors discussed under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 1, 2006 (“Form 10-K”). In addition to the information set forth in this Item 1A and the other information in this Form 10-Q, consideration should be given to the factors discussed under “Item 1A. Risk Factors” in our Form 10-K, as updated below. These risks could materially and adversely affect our business, financial condition and results of operations. The risk described below and those risks described in our Form 10-K are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. The material change to the risks and uncertainties discussed in our Form 10-K is as follows:
Our liquidity, financial position and results of operations are dependent on our relationship with GE.
     During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to and entered into a five year program agreement with GE, pursuant to which we designated GE as our preferred lease financing source in the U.S. and Canada. We sold additional assets to GE, namely retained U.S. lease receivables, as of April 1, 2006. We also sold German lease receivables to GE as of June 8, 2006, and entered into the German Program Agreement, pursuant to which we designated GE as our preferred lease financing source in Germany. On June 26, 2007, we extended the initial term of our U.S. Program Agreement through fiscal year 2014, and amended certain provisions relating to origination, volume and sharing fees received from GE.
     Prior to our arrangements with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees from sharing of gains on certain lease-end activities with respect to leases purchased or funded by GE under our leasing programs. Our ability to generate on-going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position and results of operations. Further, effective management of our program with GE requires that both parties integrate and reconcile complex systems and processes including lease-end management, sharing of residual gains, and other financial arrangements. The inability of either party to successfully do so may have a material adverse effect on our liquidity, financial position and results of operations.
     We may renew our Canada lease program agreement with GE at the end of the initial five-year term in 2009 for a subsequent three- or five-year period, but there are no assurances that the U.S., Canada or German program agreements will be extended after the expiration of their respective terms. If any of these program agreements are not extended, we may incur certain exit or transition costs that may have an adverse effect on our liquidity, financial position and results of operations. In addition, GE could terminate the program agreements before their expiration for material breach or upon a material adverse change of our company (including an event of default under certain indebtedness of IKON). If GE were to no longer provide financing to our customers, we would likely try to arrange alternative financing arrangements on similar terms, or provide financing ourselves. If we were unable to either arrange financing on similar terms or provide financing ourselves, some of our customers might be unable or unwilling to purchase equipment from us, which could have an adverse effect on revenues. In addition, the early termination or non-extension of our agreements with GE could have a material adverse effect on our liquidity, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended June 30, 2007:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
April 1, 2007 – April 30, 2007	507	$15.18	507	$241,234
May 1, 2007 – May 31, 2007	957	14.52	957	227,336
June 1, 2007 – June 30, 2007	1,510	14.62	1,510	205,271

	2,974	$14.68	2,974	$205,271

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

IKON OFFICE SOLUTIONS, INC. Date: July 30, 2007
By:	/s/ ROBERT F. WOODS
(Robert F. Woods)
Senior Vice President and Chief Financial Officer (Principal Financial Officer)