Form 10-K
period 2007-09-30
IKON OFFICE SOLUTIONS INC
filed 2007-11-29
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2007 was approximately $1,800,959,624 based upon the closing sales price on the New York Stock Exchange Composite Tape of $14.37 per common share. For purposes of the foregoing sentence only, all directors and executive officers of the registrant were assumed to be affiliates.

The number of shares of common stock, no par value, of the registrant outstanding as of November 27, 2007 was 116,022,308.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS

IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-K, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth, operational efficiency and capital strategy initiatives; earnings, revenue, cash flow, margins and results from continuing operations; our liquidity; our tax rate; the development, expansion and financial impact of our strategic alliances and partnerships, including our lease program relationships with General Electric Capital Corporation (“GE”); the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our North American and European markets (the “One Platform Conversion”); anticipated growth rates in the digital monochrome and color equipment and our services businesses; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, risks and uncertainties relating to:

•	conducting operations in a competitive environment and a changing industry;

•	existing or future supplier relationships;

•	our lease program relationships with GE;

•	our ability to execute on our strategic priorities;

•	our One Platform Conversion and our infrastructure and productivity initiatives;

•	new technologies;

•	economic, legal and political issues associated with our international operations; and

•	our ability to maintain effective internal control over financial reporting.

PART I

Item 1.	Business

We are the world’s largest independent channel for document management systems and services, enabling customers worldwide to improve document workflow and increase efficiency. IKON integrates best-in-class copiers, printers and multifunction product (“MFP”) technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta and HP, and document management software from companies like Captaris, Kofax, eCopy, EFI, EMC (Documentum), and others, to deliver tailored, high-value solutions implemented and supported by its team of global services professionals. We offer financing in the U.S. and Canada through a program agreement (the “U.S. Program Agreement”) with GE, and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. Financing is offered to our customers in Germany through a lease program (the “German Program Agreement”) with GE in Germany, in the United Kingdom (“U.K.”) through our captive finance subsidiaries, and for other European countries, through third party leasing companies. We represent one of the industry’s broadest portfolios of document management services, including a unique blend of on-site and off-site managed services, professional services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of approximately 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data.

Strategy Overview

We seek to ensure that our products and services portfolio is customer-focused, services-centric and flexible. Our services and solutions offerings include Customer Services, on-site and off-site Managed Services, and Professional Services. We will continue to lead with document strategy assessments, and leverage the strength of our combined services offerings to cross-sell in existing accounts and add new customers. With our portfolio of document management solutions, we deliver document management solutions that address specific document challenges across all stages of the document lifecycle — from input to management, output and archive. IKON’s objective is to continue to execute on the following key strategic priorities in order to leverage our strengths and position ourselves for long-term growth and success:

Growth — The primary component of our growth strategy is color. The key to this strategy will be placements of color production devices, the continued improvement of the depth and breadth of our color portfolio from our vendors, and the increase in color pages printed from these devices. Throughout fiscal 2007, we launched new office color products from Canon and Ricoh. We strengthened our color light production portfolio by introducing the IKON CPP® 650, a 65 page per minute printing and copying system developed with Konica Minolta. We entered the color mid-production market with the launch of the Canon imagePRESS C7000VP in the fourth quarter of fiscal 2007. We expect that our expanded and refreshed color portfolio will help drive Equipment revenue and placement growth as well as color copy page volumes, which in turn should help improve our Customer Service and Supplies revenue.

We also remain focused on continuing to grow our Managed and Professional Services business, and geographically expanding in Western Europe.

Within our core markets, we are targeting the mid-market to leverage the scope and reach of our sales and service capabilities across North America and Western Europe. This target market accounts for a meaningful portion of our revenue and remains an essential part of our business.

Operational Leverage — We are focused on continuing to reduce our cost structure and gaining efficiencies across our operations to improve profitability and increase our competitiveness. Our initiatives include our One Platform Conversion, and improving our processes and productivity, while investing in our sales force.

Organizational development represents one additional key element of operational leverage. We plan to continue to invest in development opportunities and strive to achieve best practices in organizational vitality, diversity, sales force engagement, and new leader assimilation.

Capital Strategy — We remained focused on returning cash to our shareholders, predominantly through share repurchases, while maintaining our dividend and continuing to improve our working capital performance. Since March 31, 2004 and through September 30, 2007, we have repurchased 37,925 shares of our common stock for approximately $470,000. The sales of our North American lease portfolios in March 2004 and April 2006, as well as our German lease portfolio in June 2006, generated a significant amount of cash and enabled us to reduce the financing risk inherent in a captive leasing business. We are focused on cash generation through reductions in working capital, in particular reduction in our accounts receivable balance, through improvement in collections and billing processes and the efficiency of our processing of sales transactions with GE. Furthermore, we are focused also on reducing our inventory to better align purchases with payments while continuously striving to meet customer demands. We believe these working capital improvements, combined with growth in our targeted revenue streams and reductions in administrative costs, will be catalysts for future cash flow generation.

General Business Developments

We were incorporated in Ohio in 1952 and are the successor to a business incorporated in 1928. From 1994 through 1998, we aggressively acquired businesses, including those that provided traditional office equipment products and services, outsourcing and imaging services, and technology products and services. Beginning in fiscal 1999, we ceased our acquisition activity in North America and began to focus on developing and executing strategies to integrate the acquired companies and organize the Company into a more efficient and cohesive operating structure. Thereafter, we conducted a broad-based review of our business in an effort to improve our cost-competitiveness and productivity. The focus of this effort was not only to identify cost-cutting initiatives, but also to identify areas of opportunity in which to gain efficiencies and to invest the resulting savings in areas that are critical to our long-term success and that would increase productivity. Accordingly, during the past several years we have changed our business in the following major areas:

Business Division Integration.  Beginning in fiscal 1999, we created our reporting segments, IKON North America (“INA”) and IKON Europe (“IE”), by integrating our Business Services, Managed Services and captive finance subsidiaries. Our Business Services offerings include traditional copiers, printers, MFP technologies and other office equipment and services. Managed Services includes the management of our customers’ mailrooms, copy centers and general administrative facilities, as well as off-site Managed Services through Legal Document Services (see “— Product and Service Offerings”). During the past several years, we have focused on developing and growing INA and IE by enhancing our growth platforms and de-emphasizing the sale of lower-margin technology services, hardware and software in North America and Europe. Through our captive finance subsidiaries, we arranged lease financing primarily for equipment marketed by us. In fiscal 2004, we entered into the U.S. Program Agreement and the Canadian Rider to enable GE to provide lease financing for equipment marketed by us in the U.S. and Canada, including copiers, fax machines and related accessories and peripheral equipment, the majority of which are manufactured by Canon and Ricoh. In addition, in fiscal 2005, we announced the consolidation of our three U.S. regions into two regions in order to continue to centralize and streamline our operational structure. In fiscal 2006, we entered into the German Program Agreement designating GE as our preferred lease financing source in Germany.

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

Product Transition.  Virtually all of the new office equipment we distribute represents digital technology (as compared to analog), which has the ability to communicate across a network, enabling work to be performed collaboratively and eliminating the distinction between traditional copiers, fax equipment and printers. We have continued to focus on the distribution of color products and digital multifunction office equipment that enable our customers to print, copy, scan and fax from one device. We believe that the office equipment market will continue to change with the increasing acceptance of black and white multifunction and color technology and that the manufacturers of the products we distribute will continue to focus on developing and manufacturing these products. The evolution of digital technology has allowed our suppliers to develop high-end segment 5 and 6 equipment (equipment with output speeds in excess of 69 pages per minute) and color products. We have pursued opportunities to market these high-end products. During fiscal 2007, sales of high-end equipment and color products represented approximately 50% of our equipment revenues in the U.S.

Equipment Financing.  During fiscal 2004, we sold certain of our assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and designated GE as our preferred lease financing source in the U.S. and Canada. Prior to our arrangement with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees and income from sharing of gains on certain lease-end activities with respect to future leases funded by GE. During fiscal 2006, we sold lease receivables in Germany and entered into the German Program Agreement with GE. In June 2007, we entered into a definitive agreement with GE to renew our U.S. Program Agreement (“Program Renewal”), which was scheduled to expire in 2009. Under the terms of the Program Renewal, we extended the term of our U.S. Program Agreement through fiscal 2014, under which GE will continue to serve as our preferred financing source in the U.S. In consideration of the renewal, we are entitled to receive enhanced lease origination fees and share in gains on lease-end activities, but the sharing of gains on lease-end activities is to a lesser extent than prior to the Program Renewal.

Segments

Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires segment data to be measured and analyzed on a basis that is consistent with how business activities are reported internally to management.

Revenue and profit information about our reportable segments in accordance with SFAS 131 is presented in Note 15 to the Consolidated Financial Statements, included in Item 8 of this report. Additional financial data and commentary on financial results for our segments is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing under Item 7 of this report.

INA and IE provide copiers, printers, MFP technologies, color solutions and a variety of document management service capabilities.

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

We have a services force of over 15,000 employees, including approximately 6,000 customer service technicians and support resources. Our service force is continually trained on our new products through our suppliers and our internal learning organization. We are able to provide a consistent level of service in the countries in which we do business because members of our service force cover both metropolitan and rural areas and we generally do not rely on independent local dealers for service. Our services force also includes our on-site and off-site Managed Services personnel, who provide customers with copy and mail room management services, as well as document production services. We also have a team of Professional Services analysts who provide guidance on optimizing document workflow and systems analysis and integration.

Products and Services Offerings

We integrate products and services to manage document workflow and increase productivity and efficiency for our customers.

Our current products and services portfolio includes:

Digital Copying and Printing.  Sales, integration, and support of digital copiers, MFPs, printers and print controllers for network and production copying and printing, including products from suppliers such as Canon, Ricoh, Konica Minolta and HP.

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

Managed Services.  Includes on-site Managed Services, as well as off-site Managed Services through Legal Document Services:

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

Lease Financing.  Equipment lease financing to our U.S., Canadian and German customers through program agreements with GE or transactions with other syndicators. Equipment lease financing is offered to our customers in the U.K. through our captive finance subsidiaries and through third party leasing companies for customers in other European countries.

We are in the midst of a rapidly changing and competitive industry. We recognize the shifts taking place in our industry and we have been positioning ourselves to compete in this dynamic environment. We continue to refine our strategy by forming alliances with leading suppliers to expand and enhance our products and services portfolio.

During fiscal 2007, we continued to strengthen our product mix by enhancing our color solutions in both the office and production areas while maintaining our focus in the traditional black & white business. We offer a range of office and production black and white systems from Canon, Ricoh, and Konica Minolta in speeds up to 150 pages per minute. In February 2007, we expanded our black & white product offering in the office environment with the launch of three products from Kyocera Mita. At 30, 40 and 50 pages per minute (“ppm”), we created a unique go-to-market approach featuring pre-configured bundles and a simplified aftermarket approach. Our office color portfolio includes devices from Canon and Ricoh, with an expanded product line from Canon launched during fiscal 2007. In the entry level production environment we have a line of private-label color systems developed in conjunction with Konica Minolta, EFI and Creo. During fiscal 2007, we launched four new products resulting from these relationships, including the 65 ppm IKON CPP 650, and IKON BusinessPro® 650 along with the 55 ppm IKON CPP® 550 and IKON BusinessPro® 550c. In addition, we launched the Canon ImagePRESS C7000VP, a full production color product targeted at the Commercial Print, Print for Pay and Corporate/In-plant environments. These products afford us the opportunity to compete in new customer environments in the commercial print market.

Our integrated solutions portfolio includes software solutions and enablers from leading technology providers that span the document lifecycle, from input to management, output and storage. The IKON Premier Partner program for our solutions partners includes Kofax for document capture applications; eCopy for document capture and distribution; Captaris for enterprise fax management and distribution solutions; Print Control Software, Inc. for its ROI Print Manager print management software; Adobe for its Adobe LiveCycle enterprise software that integrates process management with intelligent documents; Notable Solutions (including IKON DocAcceltm) for distributed capture and document workflow systems; EFI and Rochester Software Associates for web submission and workflow tools; Equitrac for document accounting solutions; EMC (EMC Documentum ApplicationXtender), IBM, Westbrook Technologies and Laserfiche for information storage and archival; Kodak for Creo Color Servers technologies such as the IKON PowerProtm 650; and Objectif Lune for output and distribution software. The portfolio also features IKON-exclusive solutions such as IKON PowerPress®, a front-end system designed to streamline document workflows; IKON PowerPort® a front-end system that translates disparate data streams, enabling open-architected printing and protecting customer technology investments; and IKON DocSend®, a document capture and delivery system that converts hard copies to digital files for easy delivery or storage.

Efficiency Initiatives

We continued to invest in process improvements in fiscal 2007, including our One Platform Conversion. As of September 30, 2007, we have successfully completed approximately two-thirds of our One Platform Conversion and expect to complete the remaining one-third during fiscal 2008. Additionally, as discussed in Item 9A of this report, we remediated our material weakness in billing as of September 30, 2007.

Customers

Our customer base is broad and diverse, numbering approximately 500,000 organizations, including global and national companies, representing over 100 of the Fortune 500 companies, major regional companies, mid-size businesses, professional services firms, and state, local and federal government agencies. Except as discussed below, no single customer accounted for more than 10% of our revenues during fiscal 2007. We do, however, have certain key customers and the loss of, or major reduction in business from, one or more of our key customers could have a material adverse effect on our liquidity, financial position or results of operations.

While we sell equipment to GE in the U.S., Canada and Germany, as the case may be, in connection with the leasing transactions contemplated by the U.S. Program Agreement, the Canadian Rider and the German Program Agreement, respectively, GE is not the intended end user of the equipment. In these transactions, GE is typically the equipment lessor to the end user. Accordingly, we do not consider GE to be a “customer,” despite the fact that we recognize revenue from these equipment sales to GE. During fiscal 2007, approximately 75% of our equipment revenues were attributable to equipment sales to GE in connection with our lease program relationships.

Suppliers and Inventory

Our business is dependent upon our relationships with our primary suppliers and our ability to continue to purchase products from these suppliers on competitive terms. The products we distribute are purchased from numerous domestic and international suppliers, primarily Canon, Ricoh, Konica Minolta and HP. We also rely on our equipment suppliers for parts and supplies (see “— General Business Developments” and “— Product and Service Offerings”).

We conduct our business in reliance upon our continuing ability to purchase equipment, supplies and parts from our current suppliers pursuant to authorized retail dealer and wholesale agreements. However, we do not enter into long-term supply contracts with these suppliers and we have no current plans to do so in the future. In addition, certain of our supply contracts, including our current contract with Canon, may permit our suppliers to limit access under certain circumstances to parts and supplies following contract termination.

Our operations carry inventory to meet rapid delivery requirements of customers. At September 30, 2007, inventories accounted for approximately 21% of our current assets, which we believe is generally consistent with industry standards.

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

We are, however, involved in a number of environmental remediation actions to investigate and clean up certain sites related to our discontinued operations in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any studies performed for a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the defenses available to us, the accrual for such exposure, insurance coverage and other responsible parties, management does not believe that our obligations to remediate these sites would have a material adverse effect on our liquidity, financial position or results of operations. For additional information, see Note 8 to our Consolidated Financial Statements included in Item 8 of this report.

Employees

At September 30, 2007, we had approximately 25,000 employees. We believe that our relations with our employees are good. Some of our employees in Western Europe and Mexico are members of labor unions.

Competition

The competitive marketplace is highly fragmented, characterized by many small local and regional competitors and a few large national competitors. A number of companies worldwide with significant financial resources and customer relationships compete with us to provide similar products and services. We provide substantially similar products and services and compete directly against companies such as Xerox, Pitney Bowes, Océ Imagistics, and Danka. We also compete against certain of our significant suppliers, such as Canon, Ricoh, Konica Minolta, and HP. In addition, we compete against smaller local independent office equipment distributors.

We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. In order to remain competitive, we must improve our products and services portfolio by obtaining new products and services, as well as competitive pricing and promotional programs, from our suppliers. We must periodically enhance our existing products and services and continually strive to improve our technology, performance, quality, reliability, distribution, customer service, and support. Our future performance is largely dependent upon our ability to compete successfully in our currently-served markets and to expand into additional markets and products and services offerings. We believe that our continued focus on the needs of our customers, our ability to consistently deliver superior service and support and our strong customer relationships will distinguish us from our competitors.

Foreign Operations

We have operations in Western Europe, Canada, and Mexico. Approximately 18% of our revenues are derived from our international operations, and approximately 77% of those revenues are derived from the United Kingdom and Canada. Our future revenues, costs of operations and profits could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Canadian Dollar, British Pound or Euro versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies. Information concerning our revenues and long-lived assets by geographic location for each of the three years during the period ended September 30, 2007 is set forth in Note 15 to our Consolidated Financial Statements included in Item 8 of this report. Revenues from exports during the last three fiscal years were not significant.

Availability of SEC Reports

Our website is located at www.ikon.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, without charge, under the “Investor Relations” section of our website as soon as reasonably practicable after we file them electronically with the U.S. Securities and Exchange Commission (the “SEC”). Also posted on our website are our Corporate Governance Principles, the charters of our Audit Committee, Human Resources Committee, Investment & Strategy Committee and Corporate Governance Committee, and our Code of Ethics. Copies of these documents are also available free of charge by calling 610-296-8000.

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

We operate in a highly competitive environment. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Xerox, Pitney Bowes, Océ Imagistics and Danka. Our competitors may be positioned to offer and perform under more favorable product and service terms, resulting in reduced profitability and loss of market share for us. Some of our suppliers are also our competitors, such as Canon, Ricoh, Konica Minolta and HP, and supply us with the products we sell, service and lease. In addition, we compete against smaller local independent office equipment distributors. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve, expand into additional product and services offerings and successfully perform complex Professional Services transactions, including hardware and software technology integrations, connectivity service engagements, assessment projects and software solutions. Our failure to do so could lead to a loss of market share, resulting in a material adverse effect on our results of operations.

A deterioration in our relationships with our suppliers or in the financial condition of our suppliers could have a material adverse effect on our liquidity, financial position and results of operations.

Our access to equipment, parts and supplies is dependent upon close relationships with our suppliers and our ability to purchase products from our principal suppliers, including Canon, Ricoh, Konica Minolta and HP, on competitive terms. We do not enter into long-term supply contracts with these suppliers, and we have no current plans to do so in the future. These suppliers are not required to use us to distribute their equipment and may change the prices and other terms at which they sell to us, whether as a result of demand, currency or otherwise. In addition, some of our suppliers, including Canon and HP, retain discretion as to our continued access to parts and supplies following the termination of our contracts with such suppliers, which could affect our ability to make such parts and supplies available to certain customers. Any deterioration or change in our relationships with, or in the financial condition of, our significant suppliers, including some of our competitors, could have an adverse impact on our ability to generate equipment sales and to provide maintenance services. If one of these suppliers terminated or significantly curtailed its relationship with us, or if one of these suppliers ceased operations, we would be forced to expand our relationship with other suppliers, seek out new relationships with other suppliers or risk a loss in market share due to diminished product offerings and availability. In addition, as we continue to seek expansion of our products and services portfolio, we are developing relationships with certain software suppliers, including Captaris, eCopy, and Kofax. As our relationships with software suppliers become more integral to our development and growth, the termination or significant curtailment of these relationships may force us to seek new relationships with other software suppliers, or pose a risk of loss in market share due to diminished software offerings. Any change in one or more of these suppliers’ willingness or ability to continue to supply us with their products could have a material adverse effect on our liquidity, financial position and results of operations.

Our liquidity, financial position and results of operations are dependent on our relationship with GE.

During fiscal 2004, we sold certain assets, including facilities, systems and processes relating to our U.S. and Canadian leasing operations, to GE and entered into a five year program agreement with GE, pursuant to which we designated GE as our preferred lease financing source in the U.S. and Canada. We sold additional assets to GE, namely retained U.S. lease receivables, as of April 1, 2006. We also sold German lease receivables to GE as of June 8, 2006, and entered into the German Program Agreement, pursuant to which we designated GE as our preferred lease financing source in Germany. On June 26, 2007, we extended the initial term of our U.S. Program Agreement through fiscal 2014, and amended certain provisions relating to origination, volume and sharing fees.

Prior to our arrangements with GE, a significant portion of our profits were derived from our leasing operations in the U.S. and Canada. Pursuant to the agreements governing our relationship with GE, we are entitled to receive origination and certain other fees from sharing of gains on certain lease-end activities with respect to leases purchased or funded by GE under our leasing programs. Our ability to generate on-going revenue from our arrangement with GE is dependent upon our success in identifying and securing opportunities for lease financing transactions with our customers. Our failure to secure such opportunities for funding by GE could result in a material adverse effect on our liquidity, financial position and results of operations. Further, effective management of our programs with GE requires that both parties integrate and reconcile complex systems and processes including lease-end management, sharing of residual gains, and other financial arrangements. The inability of either party to successfully do so may have a material adverse effect on our liquidity, financial position and results of operations.

We are permitted to renew our Canada lease program agreement with GE at the end of the initial five-year term in 2009 for a subsequent three- or five-year period, but there are no assurances that the U.S., Canada or German program agreements will be extended after the expiration of their respective terms. If any of these program agreements are not extended, we may incur certain exit or transition costs that may have an adverse effect on our liquidity, financial position and results of operations. In addition, GE could terminate the program agreements before their expiration for material breach or upon a material adverse change of the Company (including an event of default under certain indebtedness of IKON). If GE were to no longer provide financing to our customers, we would likely try to arrange alternative financing arrangements on similar terms, or provide financing ourselves. If we were unable to either arrange financing on similar terms or provide financing ourselves, some of our customers might be unable or unwilling to purchase equipment from us, which could have an adverse effect on our results of operations. In addition, the early termination or non-extension of our agreements with GE could have a material adverse effect on our liquidity, financial position and results of operations.

Our inability to successfully implement initiatives related to our strategic priorities may adversely affect our liquidity, financial position and results of operations.

Our ability to execute on our strategic priorities of growth, operational leverage, and capital strategy is largely dependent on the successful implementation of our initiatives to: (a) grow revenue through an expanded product portfolio, which includes an emphasis on color, an enhanced customer coverage model, continued growth in our Managed and Professional Services businesses, stabilization of our Customer Service and Supplies revenue, and geographic expansion; (b) maintain operational leverage and realize efficiencies through improved processes and productivity, including our One Platform Conversion, (c) deploy a capital strategy consisting of share repurchases and dividends and debt repayments; and (d) develop employees and promote diversity, organizational vitality and training. The success of these initiatives is largely dependent upon:

•	customer demand for our products, services, solutions and marketing programs;

•	our ability to meet or exceed customer expectations relating to the delivery and performance of our products, services and solutions;

•	our supplier relationships, including product pricing and promotional support;

•	our ability to continue to identify and effectively remediate process or structural inefficiencies;

•	our ability to maintain adequate levels of liquidity to finance our strategic priorities; and

•	our ability to execute effectively, and to attract, manage and retain a motivated and productive workforce in a competitive industry and a challenging corporate governance environment impacted by investor activism.

Our failure or inability to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our liquidity, financial position and results of operations.

We continue to implement substantial changes to our information systems. These actions could disrupt our business.

Our One Platform Conversion to a common enterprise-wide information technology platform and related actions have required us to make substantial modifications to our information technology systems and business processes, including our billing systems. Our failure to successfully and timely execute, or any disruption to, our One Platform Conversion could have a material adverse effect on our liquidity, financial position and results of operations.

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

We have international operations in Canada, Mexico and Western Europe. Approximately 18% of our revenues for fiscal 2007 were derived from our international operations, and approximately 77% of those revenues were derived from Canada and the United Kingdom. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. For example, significant currency fluctuations in the Euro, British Pound or Canadian Dollar versus the U.S. Dollar could lead to lower reported consolidated results of operations due to the translation of these currencies.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, our business, brand and operating results could be harmed or we could fail to meet our reporting obligations.

Effective internal control over financial reporting is necessary for us to provide reasonable assurance regarding the reliability of our financial reports and to mitigate the risk of fraud. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which may harm our business, brand and operating results. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls. Internal control over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. However, if we fail to maintain the adequacy of our internal controls over financial reporting, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business, brand and operating results could be harmed and we could fail to meet our reporting obligations, which may cause us to be in violation of our covenants and in default under our current debt obligations.

Item 1B.	Unresolved Staff Comments

(No response to this item is required.)

Item 2.	Properties

As of September 30, 2007, we leased over 400 facilities in North America and Western Europe, under lease agreements with various expiration dates. These properties occupy a total of approximately 4.6 million square feet and are adequate for our present operations. We also own two parcels of land, totaling approximately 30 acres, both of which are located in the U.S.

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

		Year First
Name	Title	Appointed	Age

Matthew J. Espe	Chief Executive Officer, President and Chairman of the Board of Directors	2002	49
Robert F. Woods	Senior Vice President and Chief Financial Officer	2004	52
Brian D. Edwards	Senior Vice President, U.S. Sales and Services	2004	44
Mark A. Hershey	Senior Vice President, General Counsel and Secretary	2005	38
Jeffrey W. Hickling	Senior Vice President, Operations	2005	52
Beth B. Sexton	Senior Vice President, Human Resources	1999	51
Tracey J. Rothenberger	Senior Vice President and Chief Information Officer	2007	39
David Mills	Vice President, IKON Europe	1998	49
Theodore E. Strand	Vice President and Controller	2002	63

Matthew J. Espe.  Mr. Espe has been IKON’s Chairman since 2003, and Chief Executive Officer, President and a Director since 2002. Prior to joining IKON, Mr. Espe was President and Chief Executive Officer of GE Lighting, a division of General Electric Company, a diversified industrial company (2000 through 2002), President of GE Plastics — Europe, a division of General Electric Company (1999 through 2000), and President of GE Plastics — Asia, a division of General Electric Company (1998 through 1999). He also serves on the Advisory Board of the University of Idaho and is a director of Unisys Corporation.

Robert F. Woods.  Mr. Woods joined IKON in September 2004 as Senior Vice President and Chief Financial Officer. Prior to joining IKON, he was Vice President and Controller of IBM, an information technology company (2002 through 2004). He joined IBM in 1995 as Vice President of Sales, Services, and Business Development for Asia Pacific and then moved on to the roles of Vice President — Finance, Asia Pacific Operations (1997 through 2000) and Vice President and Treasurer (2000 through 2002). Prior to his tenure at IBM, Mr. Woods spent 16 years with E.I. du Pont de Nemours and Company, where he held several senior positions in corporate and regional offices, including Vice President and Managing Director, DuPont Asia Pacific, and Vice President, Finance, DuPont Mexico.

Brian D. Edwards.  Mr. Edwards is Senior Vice President, U.S. Sales and Services. He was appointed Senior Vice President, North American Sales in 2004, and took on responsibility for IKON’s services in July 2006. He began at IKON as a sales representative in 1985. Thereafter, he served in a variety of sales management roles, including Regional Vice President and General Manager of two IKON regions in the U.S.

Mark A. Hershey.  Mr. Hershey was appointed Senior Vice President, General Counsel and Secretary in March 2005. Preceding this appointment, he spent six years with IKON, most recently as Vice President of Transactional Law. Prior to joining IKON, Mr. Hershey was an Associate in the corporate department of Stradley Ronon Stevens & Young, LLP in Philadelphia.

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

Tracey Rothenberger.  Mr. Rothenberger was promoted to Senior Vice President and Chief Information Officer in October 2007. Preceding this appointment, he served as Vice President of One Platform, leading the Company’s One Platform initiative, from December 2005 until August 2006, when he was promoted to Vice President and Chief Information Officer. Prior to joining IKON in December 1999, Mr. Rothenberger held a variety of information technology leadership positions at Ecolab Inc. and U.S. Trust, a wholly owned subsidiary of Bank of America.

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

The New York Stock Exchange is the principal stock exchange on which our common stock is traded (ticker symbol IKN). As of November 27, 2007, there were approximately 6,584 holders of record of our common stock. The information regarding the quarterly market price ranges of our common stock and dividend payments is disclosed in Note 19 to our Consolidated Financial Statements included in Item 8 of this report.

We currently expect to continue our policy of paying regular cash dividends, although there can be no assurance as to future dividends because they are dependent upon future operating results, capital requirements and financial condition and may be limited by covenants in certain loan and debt agreements, including our $225,000, 7.75% 10-year notes issued September 2005 (the “2015 Notes”). For further information refer to Note 9 to our Consolidated Financial Statements included in Item 8 of this report.

The equity compensation plan table and related footnotes included under Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report is incorporated herein by reference.

The following table provides information relating to our purchases of our common stock during the quarter ended September 30, 2007:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
	Total Number	Average	as Part of	Yet be Purchased
	of Shares	Price Paid	Repurchase	Under the
Period	Purchased	per Share	Plan	Repurchase Plan*

July 1, 2007 - July 31, 2007	1,325	$14.96	1,325	$185,451
August 1, 2007 - August 31, 2007	3,139	13.44	3,139	143,265
September 1, 2007 - September 30, 2007	979	13.25	979	130,285

	5,443	$13.78	5,443	$130,285

*	In March 2004, our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock. Subsequent to March 2004, our Board of Directors authorized $150,000, and $200,000 capacity increases in February 2006, and April 2007, respectively, raising the authority to $600,000 at such time (the “Repurchase Plan”). The Repurchase Plan will remain in effect until the repurchase authority limit is reached; however, our Board of Directors may discontinue, decrease or increase the capacity of the Repurchase Plan at any time. As of September 30, 2007, we had utilized $469,715 under the Repurchase Plan. Our share repurchases under the Repurchase Plan generally occur in the open market in connection with a trading plan under Rule 10b5-1. For additional information concerning our share repurchases and the limits imposed by our 2015 Notes and the potential limits related to financial covenant compliance under our $200,000 secured credit facility, refer to Note 9 to our Consolidated Financial Statements included in Item 8 of this report. During the first quarter of fiscal 2008, our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authorization to $1,100,000 under the Repurchase Plan. In connection with this additional increase, we announced on November 20, 2007 that we intend to repurchase up to $295,000 of our common stock through a modified Dutch auction self-tender offer (the “Dutch Auction”) at a price of not less than $13 per share, or more than $15 per share, subject to certain conditions. Refer to the Company’s Form 8-K and Form SC TO-I filed with the SEC on November 21, 2007 for additional information. We expect to repurchase the difference between the $500,000 and the amount repurchased through the Dutch Auction during fiscal 2008; however, the rate and pace of such share repurchases will be subject to certain conditions, including the receipt of additional financing.

Comparison of five-year cumulative return among IKON vs. Peer Group vs. Russell 2000 Index

The following graph compares the cumulative total shareholder return of IKON common stock with the cumulative total return of: (i) the Russell 2000 Index and (ii) an industry peer group (identified in the graph below as “Peer Group”) consisting of the following companies: Danka Business Systems PLC, Hewlett-Packard Company, Lexmark International Inc., Pitney Bowes Inc., and Xerox Corporation. Cumulative total shareholder return is measured by assuming an investment of $100 made at close of business on September 27, 2002 (with dividends reinvested). Global Imaging Systems, Inc. was removed from the “Peer Group” in connection with its acquisition by Xerox Corporation in 2007.

Five-year financial performance graph:

Item 6.	Selected Financial Data

	2007	2006(b)	2005(c)	2004(d)	2003(e)
	(in millions, except per share data, ratios and employees)

Continuing Operations
Revenue	$4,168.3	$4,228.2	$4,377.3	$4,565.7	$4,661.2
Gross profit	1,383.2	1,441.8	1,551.7	1,684.7	1,778.6
Selling and administrative(j)	1,180.3	1,251.8	1,396.7	1,470.7	1,505.4
Operating income	202.9	201.7	156.0	202.6	273.2
Income before taxes	163.4	157.9	105.0	118.6	205.0
Income from continuing operations	114.5	106.2	73.2	88.3	127.4
Earnings per common share
Basic	0.92	0.81	0.52	0.60	0.88
Diluted	0.91	0.80	0.51	0.58	0.81
Capital expenditures(a)	63.9	78.2	72.1	90.2	124.4
Depreciation and amortization	72.1	73.4	78.4	90.5	110.8
Discontinued Operations
Net loss	$—	$0.00	$(12.5)	$(4.6)	$(4.3)
Net loss per common share
Basic	—	0.00	(0.09)	(0.03)	(0.03)
Diluted	—	0.00	(0.08)	(0.03)	(0.03)
Total Operations
Net income	$114.5	$106.2	$60.7	$83.7	$123.1
Earnings per common share
Basic	0.92	0.81	0.43	0.57	0.85
Diluted	0.91	0.80	0.43	0.55	0.79
Share Activity
Dividends per common share	$0.16	$0.16	$0.16	$0.16	$0.16
Per common share book value	14.55	13.21	11.64	11.87	10.97
Return on shareholders’ equity %	6.7	6.3	3.9	5.0	7.7
Weighted average common shares (basic)	124.6	131.3	139.9	146.6	145.2
Weighted average common shares (diluted)	126.3	132.9	157.7	169.3	167.8
Supplementary Information
Current ratio(f)	2.0	1.8	1.8	1.6	1.2
Working capital(g)	$682.8	$621.9	$790.6	$789.9	$395.1
Total assets	3,278.1	3,238.2	3,833.9	4,518.4	6,600.6
Total debt	825.4	812.0	1,254.0	1,667.7	3,438.3
% of capitalization(i)	32.5	32.5	44.4	49.7	68.2
Total debt, excluding non-corporate debt(h)	$593.0	$595.1	$729.3	$804.9	$429.5
% of capitalization(h)(i)	25.7	26.1	31.7	32.3	21.1
Employees	25,000	25,100	25,700	29,400	30,250

Notes:

(a)	Capital expenditures exclude non-cash property and equipment financed under capital leases.

(b)	Fiscal year results include an $11.5 net gain on the divestiture of businesses and a $5.5 charge from the early extinguishment of debt. The gain on divestiture of business resulted in an increase in operating income of $11.5. The gain on divestiture of businesses and the loss from the early extinguishment of debt resulted in an increase in pre-tax income of $6.0 and an increase in net income of $7.9.

(c)	Fiscal year results include a $7.0 charge from the early termination of a consulting contract, a $3.8 charge due to a change in certain U.K. pension liabilities, a $1.0 charge from the impact of Hurricanes Katrina and Rita, a $0.3 charge related to the consolidation of the Legal

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

(d)	Fiscal year results include $35.9 of losses from the early extinguishment of debt, a net loss of $11.4 on the divestiture of our North American leasing businesses (the “Loss on Sale”), tax reserve adjustments of $11.8 related to a tax gain on the sale of our U.S. leasing operations and benefits mainly from the settlement of a U.S. federal audit (the “Tax Adjustments”). The losses from the early extinguishment of debt and Loss on Sale resulted in a decrease in pre-tax income of $47.3 and the losses from the early extinguishment of debt, the Loss on Sale and the Tax Adjustments resulted in a decrease in net income of $17.9.

(e)	Fiscal year results include losses from early extinguishment of debt, resulting in a decrease in pre-tax income of $19.2 and net income of $11.9.

(f)	Current ratio = Total current assets/Total current liabilities

(g)	Working capital = Total current assets − Total current liabilities

(h)	Non-corporate debt refers to the line items on the balance sheet, “current portion of non-corporate debt” and “long-term non-corporate debt.” This debt is excluded from this calculation because lease receivables represent the primary source of repayment of non-corporate debt.

(i)	Capitalization = Total shareholders’ equity + Total debt

(j)	The amount of stock based compensation reflected in selling and administrative expense for fiscal years 2007, 2006 and 2005 was $9.6, $9.2, and $10.1, respectively, as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payment — Revised 2004” in fiscal 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company

We are the world’s largest independent channel for document management systems and services, enabling customers worldwide to improve document workflow and increase efficiency. We integrate best-in-class printing, copying, and MFP technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta and HP, and document management software and systems from companies like Captaris, Kofax, EFI, eCopy, EMC (Documentum), and others, to deliver tailored, high-value solutions implemented and supported by our team of global services professionals. We represent one of the industry’s broadest portfolios of document management services, including, a unique blend of on-site and off-site managed services, professional services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of approximately 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data.

Fiscal 2007 Financial Highlights

	September 30	September 30
	2007	2006	Change

Revenue	$4,168,344	$4,228,249	$(59,905)
Gross profit %	33.2%	34.1%	(90) basis points
Selling and administrative expense as a % of revenue	28.3%	29.6%	(130) basis points
Operating income as % of revenue	4.9%	4.8%	10 basis points
Diluted earnings per share	$0.91	$0.80	13.8%

For the year ended September 30, 2007, total revenue declined 1.4% against the comparative period of fiscal 2006 driven primarily by a decrease in Customer Service and Supplies revenue of 4.7%, as a result of lower revenue per copy and lower copy volume, a decrease in Finance Income (a component of Other revenue) as a result of the sale of assets, namely lease receivables (the “U.S. Retained Portfolio”) and the sale of our German lease portfolio, to GE during fiscal 2006, a decrease in Rental and Fees revenue of 9.6% due to lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year. These decreases were partially offset by a revenue increase of 7.6% in Managed and Professional Services, due to an increase in our on-site Managed Services business of 7.1% primarily as a result of the expansion of existing accounts as well as the cumulative impact of net new site additions in the current and prior periods, and a 23.5% growth of our Professional Services business driven by strong performance in Europe and from our Premier Partner Solutions in the U.S. In addition, revenue benefited approximately 1.2 percentage points from currency (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes). Diluted earnings per share increased by 13.8% year over year primarily driven by the impact of lower selling and administrative expenses, which included lower accrual requirements for performance compensation, a decrease in headcount, pension and other corporate expenses, lower outstanding shares driven by our share repurchases made under our Repurchase Plan, a lower effective tax rate primarily as a result of benefits related to the favorable settlement of certain tax audits in the U.S. and the U.K., and the impact of the loss from the early extinguishment of debt in fiscal 2006. These increases were partially offset by lower gross profit dollars in fiscal 2007, primarily as a result of the decline in Customer Service and Supplies revenue and in part from the decline in Finance Income, the impact of the run-off and gain on the divestiture of the U.S. Retained Portfolio, and the gain on the sale of our coffee vending business in the U.K., Kafevend Group PLC (“Kafevend”) during fiscal 2006.

Fiscal 2007 Business Highlights

In connection with executing our strategic priority centered around growth, and as part of our initiative to grow equipment revenue, we added 28 graphic arts specialists for the recently launched Canon production color device, the imagePRESS C7000VP (“C7000”), of which we shipped 24 units during the second half of fiscal 2007. Including both the C7000 and the IKON CPP 650, we launched 5 new products in the color production segment (high speed and high quality color output devices) during the year, which we anticipate will provide us the opportunity to gain access to new market spaces, supporting an increase in color page volume. We added 12 new products to our office color portfolio (walk-up devices that produce both black and white images and color images) during fiscal 2007 contributing to both placement and revenue growth in the office color segment. We also enhanced our integrated selling model during our third fiscal quarter to improve efficiency and effectiveness, while focusing on customer retention, lead generation and national account coverage. Customer Service and Supplies revenue began to stabilize as the fiscal year progressed, taking into account expected seasonal trends. Our keys to stabilizing this annuity stream have been, and continue to be, an increased focus on color equipment placement growth driven by new product launches from our vendors, and improving our color page volume mix by increasing the number of color pages produced on color capable devices. We believe these efforts will help us offset the decline in black and white revenue per copy, which has occurred as a result of the shift from analog to digital and from pricing pressure across the industry. We expect these actions, coupled with the continued strength in Managed and Professional Services, will help facilitate revenue growth in the future. Furthermore, consistent with our strategy to improve operational leverage, we reduced our selling and administrative expenses to revenue ratio by 130 basis points to 28.3%, and successfully completed approximately two thirds of our One Platform Conversion as of September 30, 2007. Additionally, as discussed in Item 9A of this report, we remediated our material weakness in billing as of September 30, 2007.

In June 2007, we entered into a definitive agreement with GE to renew our U.S. Program Agreement (“Program Renewal”), which was scheduled to expire in 2009. Under the terms of the Program Renewal, we extended the term of our U.S. Program Agreement through fiscal 2014, under which GE will continue to serve as our preferred financing source in the U.S. In consideration of the Program Renewal, we are entitled to receive enhanced lease origination fees and to share in gains on lease-end activities, but the sharing of gains is to a lesser extent than prior to the Program Renewal. We anticipate that the Program Renewal will generate approximately $170,000 to $200,000 of aggregate incremental operating income during our fiscal years 2009 through 2014 compared to the renewal terms in the original agreement. The Program Renewal did not have a material impact on our lease program financial results for fiscal 2007, nor do we expect a material impact on the projected lease program financial results for fiscal 2008.

Fiscal 2008 Outlook

For fiscal 2008 we plan to continue to focus on revenue growth, centered on placement of color production devices, as well as continued improvements of the depth and breadth of our color portfolio from Canon and Ricoh. Also, we will continue to focus on growing Managed and Professional Services, stabilizing Customer Services and Supplies revenue and expanding in Europe. We expect revenue growth of about 2% for fiscal 2008. We also expect to continue to make process improvements to lower selling and administrative expenses, while investing in selling resources. We expect our selling and administrative expense to revenue ratio to decrease to approximately 28% in fiscal 2008. Furthermore, we expect our effective income tax rate to be less than 33% for the full fiscal year. Additionally, we expect to complete our U.S. One Platform Conversion during fiscal 2008.

RESULTS OF OPERATIONS

This discussion reviews the results of our operations as reported in the consolidated statements of income. All dollar and share amounts are in thousands, except per share data. Unless otherwise noted, references to 2007, 2006 and 2005, refer to the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

Fiscal 2007 Compared to Fiscal 2006

Reportable Segments

Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities. Approximately 87% of our revenues were generated by INA and approximately 94% of INA revenues were generated within the U.S. Accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total

Fiscal 2007
Revenues:
Equipment	$1,546,797	$240,933	$—	$1,787,730
Customer service and supplies	1,204,523	173,146	—	1,377,669
Managed and professional services	739,268	57,694	—	796,962
Rental and fees	128,466	8,208	—	136,674
Other	—	69,309	—	69,309

Total revenues	3,619,054	549,290	—	4,168,344
Gross profit:
Equipment	359,159	82,327	—	441,486
Customer service and supplies	546,572	53,084	—	599,656
Managed and professional services	210,195	6,603	—	216,798
Rental and fees	94,693	7,331	—	102,024
Other	—	23,215	—	23,215

Total gross profit	1,210,619	172,560	—	1,383,179
Selling and administrative	892,989	137,864	149,473	1,180,326

Operating income (loss)	317,630	34,696	(149,473)	202,853
Interest income	—	—	11,372	11,372
Interest expense	—	—	50,791	50,791

Income before taxes	$317,630	$34,696	$(188,892)	$163,434

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total

Fiscal 2006
Revenues:
Equipment	$1,576,071	$214,117	$—	$1,790,188
Customer service and supplies	1,296,012	149,549	—	1,445,561
Managed and professional services	688,357	52,641	—	740,998
Rental and fees	144,347	6,881	—	151,228
Other	26,448	73,826	—	100,274

Total revenues	3,731,235	497,014	—	4,228,249
Gross Profit
Equipment	373,904	76,422	—	450,326
Customer service and supplies	604,075	43,945	—	648,020
Managed and professional services	187,213	6,501	—	193,714
Rental and fees	100,465	5,475	—	105,940
Other	17,503	26,275	—	43,778

Total gross profit	1,283,160	158,618	—	1,441,778
Selling and administrative	944,838	127,816	179,194	1,251,848
Gain on the divestiture of businesses, net	6,161	5,336	—	11,497
Restructuring and asset impairments benefit	322	—	—	322

Operating income (loss)	344,805	36,138	(179,194)	201,749
Loss from the early extinguishment of debt	—	—	5,535	5,535
Interest income	—	—	13,040	13,040
Interest expense	—	—	51,336	51,336

Income from continuing operations before taxes on income	$344,805	$36,138	$(223,025)	$157,918

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain administrative functions such as information technology, finance, legal, marketing, human resources and executive costs.

Equipment

	2007	2006	$ Change	% Change

Revenue	$1,787,730	$1,790,188	$(2,458)	(0.1)%
Cost of revenue	1,346,244	1,339,862	6,382	0.5%

Gross profit	$441,486	$450,326	$(8,840)	(2.0)%

Gross profit %	24.7%	25.2%

Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and color-capable or office color, for products that exist in a walk-up environment with the ability to print both black and white and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 -4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 34%, 16% and 48%, respectively, of total U.S. equipment revenue during fiscal 2007. The remaining 2% represented revenue from printers, fax machines and other.

Equipment revenue in North America decreased by $29,274 or 1.9%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. black and white production placements were flat and revenue declined 13% when compared to fiscal 2006, primarily attributed to increased competition from second tier vendors, pricing pressures in both segment 5 and segment 6, and a higher mix of sales of light production equipment, which have lower average selling prices than mid and full production equipment. In U.S. black and white office, placements were down 7%, principally in segment 1 and revenue declined 9% due to continued pricing pressures across all segments and the continued shift to office color as customers replace black and white devices with new color-capable devices that print both black and white and color. U.S. color revenue increased 18% year over year and placements grew 21%. The growth in U.S. color is a result of our strong color office portfolio, including the Canon imageRunners C5180 and C5185 and Ricoh MPC3500 and 4500, which helped contribute to both revenue and placement growth in color office, and from color production placement and revenue growth, driven by the success of the IKON CPP 650TM and the Canon imagePress C1. Equipment revenue in Europe increased $26,816, or 12.5%, driven primarily by an approximate 9% benefit from currency translation and partially from an increase in color equipment placements which contributed to revenue growth in Germany and in our Pan European accounts.

Equipment gross profit margin percentage decreased 50 basis points attributed primarily to fewer sales of higher margin used equipment and a mix shift from mid production black and white devices such as the IKON PrintCenter Pro 1050TM to lower margin light production black and white devices, partially offset by strong growth in higher margin color equipment revenue.

Customer Service and Supplies

	2007	2006	$ Change	% Change

Revenue	$1,377,669	$1,445,561	$(67,892)	(4.7)%
Cost of revenue	778,013	797,541	(19,528)	(2.4)%

Gross profit	$599,656	$648,020	$(48,364)	(7.5)%

Gross profit %	43.5%	44.8%

Customer Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total machines we service in the field and the number and mix of copies made on those machines. Customer Service and Supplies revenue in North America decreased $91,489, or 7.1%, in fiscal 2007 compared to fiscal 2006. The majority of the decline was in Customer Service revenue and was due to lower revenue per copy, primarily as a result of the continued shift from analog copies, which have higher average revenue per copy than black and white digital copies, the year-over-year pricing decline of digital copies, and a slight year-over year reduction of total copies impacting Customer Service revenue. In addition, Customer Service revenue was negatively impacted as certain Customer Service maintenance contracts converted to on-site Managed Services contracts, which negatively impacted Customer Services revenue but improved on-site Managed Services. Also contributing to the decline, but to a lesser extent, was lower Supplies revenue driven by lower copy volumes, a decline in sales of paper, and the loss of a major customer supply contract during 2007. Partially offsetting these trends was the shift to color copies, which generate higher revenue per copy than black and white. Copies from color devices impacting Customer Service revenue increased approximately 35% year over year and for fiscal 2007 represented approximately 8% of total copy pages, compared to approximately 6% for fiscal 2006. European Customer Service and Supplies revenue increased year over year by $23,597 or 15.8%, primarily from a favorable currency benefit of approximately 10% and partially as a result of the increase in color copy volume and strong color equipment placement growth.

The decrease in Customer Service and Supplies gross profit margin was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs attributed to a lower cost structure in North America and the continued focus on cost reduction and productivity improvements.

Managed and Professional Services

	2007	2006	$ Change	% Change

Revenue	$796,962	$740,998	$55,964	7.6%
Cost of revenue	580,164	547,284	32,880	6.0%

Gross profit	$216,798	$193,714	$23,084	11.9%

Gross profit %	27.2%	26.1%

Managed Services is comprised of our on-site Managed Services business, which includes facilities management, copy center and mail room operations, and our off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our on-site Managed Services, off-site Managed Services and Professional Services businesses represented 68.1%, 20.6% and 11.3% of total Managed and Professional Services revenue in fiscal 2007.

INA Managed and Professional Services revenue increased $50,911, or 7.4%, during fiscal 2007 compared to fiscal 2006. INA on-site Managed Services revenue increased 7.7%, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions in the current and certain prior periods. In addition, as discussed above, on-site Managed Services revenue was positively impacted by certain Customer Services maintenance contracts converting to on-site Managed Services contracts. INA off-site Managed Services revenue increased 1.7% as a result of strengthening our sales force and continued improvement in our digital offerings such as electronic digital discovery, commercial imaging and graphics partially offset by a weaker than expected fourth quarter. We are focused on improving the off-site Managed Services performance in fiscal 2008. INA Professional Services revenue increased approximately 19.6% during fiscal 2007 compared to fiscal 2006. This increase was driven by year-over-year growth in premier services such as installations and support contract revenue, as well as an increase in network connectivity. Managed and Professional Services in Europe increased $5,053, or 9.6%, primarily from the benefit of foreign currency translation and from strong growth in Professional Services.

Managed and Professional Services gross profit margin percentage increased primarily from an overall profitability improvement year over year of on-site Managed Services driven by an overall improvement in contract profitability across the U.S., and in part from an increase in profitability of certain underperforming contracts in prior periods as a result of significant focus put on those contracts during fiscal 2007. Furthermore, also contributing to the overall improvement of Managed and Professional Services gross profit margin was Professional Services, due to revenue growth and utilization improvements. These increases were partially offset by lower margins in off-site Managed Services.

Rental and Fees

	2007	2006	$ Change	% Change

Revenue	$136,674	$151,228	$(14,554)	(9.6)%
Cost of revenue	34,650	45,288	(10,638)	(23.5)%

Gross profit	$102,024	$105,940	$(3,916)	(3.7)%

Gross profit %	74.7%	70.1%

Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. (“Sharing Fees”) and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased when compared to fiscal 2006, primarily from the sale of the U.S. Retained Portfolio to GE in 2006. As a result of this sale, we now earn a lower amount of revenue but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S. We also had lower rental revenue as a result of approximately $11,000 less equipment on operating leases on our balance sheet year over year. Gross profit margin percentage improved year over year primarily from the sale of the U.S. Retained Portfolio.

Other Revenue

	2007	2006	$ Change	% Change

Finance income	$24,553	$48,018	$(23,465)	(48.9)%
Other	44,756	52,256	(7,500)	(14.4)%

Total other revenue	$69,309	$100,274	$(30,965)	(30.9)%

Finance interest expense	$6,013	$10,902	$(4,889)	(44.8)%
Other	40,081	45,594	(5,513)	(12.1)%

Total cost of other revenue	$46,094	$56,496	$(10,402)	(18.4)%

Finance income gross profit	$18,540	$37,116	$(18,576)	(50.0)%
Other gross profit	4,675	6,662	(1,987)	(29.8)%

Total other gross profit	$23,215	$43,778	$(20,563)	(47.0)%

Finance income gross profit %	75.5%	77.3%
Other gross profit %	10.4%	12.7%
Total gross profit %	33.5%	43.7%

Other Revenue includes finance income and revenue generated by our de-emphasized technology services and hardware businesses. Finance income decreased $23,465 due to the impact of the sale of the U.S. Retained Portfolio and the sale of the German lease portfolio during the third quarter of fiscal 2006. Other decreased primarily due to the loss of a key contract in the European technology services business. Gross profit margin decreased primarily due to higher borrowing costs in the U.K. leasing business as well as the impact from the sale of the U.S. Retained Portfolio.

Selling and Administrative Expenses

	2007	2006	$ Change	% Change

Selling and administrative expenses	$1,180,326	$1,251,848	$(71,522)	(5.7)%
Selling and administrative expenses as a % of revenue	28.3%	29.6%

Selling and administrative expenses decreased by $71,522, or 5.7%, which includes an approximate 1.1 percentage point unfavorable impact from currency translation, during fiscal 2007 compared to fiscal 2006 and decreased as a percentage of revenue from 29.6% to 28.3%.

Significant changes in selling and administrative expenses impacting the Company were:

•	a decrease of $32,568 related to compensation and benefits driven by a reduction year over year in the number of employees and from a decrease in expense year over year related to lower accrual requirements for performance compensation;

•	a decrease of $24,255 as a result of lower spending for contract labor and professional fees;

•	pension expense, which is allocated between selling and administrative expense and cost of revenues based on the number of employees related to those areas, decreased from $27,603 in fiscal 2006 to $2,372 in fiscal 2007 primarily as a result of the freezing of certain of our defined benefit pension plans (which resulted in curtailment charges in the aggregate of $3,650 during fiscal 2006) and as a result of the positive impact of the expected returns on assets due largely to the significant voluntary contributions we made during the second half of fiscal 2006. The year-over-year decline attributed specifically to selling and administrative was approximately $13,000;

•	a decrease of $11,088 compared to fiscal 2006 as a result of lower spending on facilities and information technology;

•	an increase in bad debt expense of approximately $5,000. In fiscal 2006, we had lower bad debt expense due to improvements in our accounts receivable aging compared to prior periods. This, coupled with a large customer bankruptcy during the second quarter of fiscal 2007, resulted in higher bad debt expense for fiscal 2007; and

•	an increase of $4,284 related to higher travel, non-income related taxes and advertising expenses.

Other Items

	2007	2006

Gain on divestiture of businesses and assets, net	$—	$11,497
Restructuring benefit	—	322
Loss from the early extinguishment of debt	—	5,535
Interest income	11,372	13,040
Interest expense	50,791	51,336
Taxes on income	48,947	51,669
Net income	114,487	106,202
Diluted earnings per common share	$0.91	$0.80

The $11,497 gain on divestiture of businesses and assets during fiscal 2006 relates primarily to the $6,396 gain from the sale of the U.S. Retained Portfolio in April 2006 and the $4,924 gain on the sale of Kafevend in October 2005.

The $5,535 loss incurred from the early extinguishment of debt during fiscal 2006 is the combination of the loss, including the write-off of unamortized costs, of $3,885 and $1,650, incurred from the tender for our 7.25% notes due 2008 (the “2008 Notes”) and the repurchase of the remaining balance of our 5% convertible subordinated notes due 2007 (the “Convertible Notes”), respectively.

Interest expense decreased compared to fiscal 2006 as a result of the year-over-year reduction in average corporate debt balances.

Interest income decreased year over year as a result of a lower average invested cash balance and also from a higher mix of lower yield tax-free investments compared to the prior year.

Our effective income tax rate was 29.9% and 32.7% for the years ended September 30, 2007 and 2006, respectively. The fiscal 2007 effective tax rate includes benefits related mainly to the favorable settlement of certain tax audits in the U.S. and U.K. The fiscal 2006 effective tax rate reflects the divestiture of our Kafevend business, which resulted in no tax liability and lowered our effective income tax rate. Refer to Note 14 of our Consolidated Financial Statements included in Item 8 of this report for further discussion regarding our effective income tax rates for fiscal 2007 and 2006.

Diluted earnings per common share from continuing operations were $0.91 for fiscal 2007, compared to $0.80 for fiscal 2006. This increase was attributable mainly to the impact of lower selling and administrative expenses, which includes lower accrual requirements for performance compensation, lower outstanding shares driven by our share repurchases made under our Repurchase Plan, a lower effective tax rate, and the impact of the loss from the early extinguishment of debt in fiscal 2006, partially offset by lower gross profit dollars in fiscal 2007 and the impact of the gain on the divestiture of both the U.S. Retained Portfolio and Kafevend in fiscal 2006.

Fiscal 2006 Compared to Fiscal 2005

			Corporate
	IKON North	IKON	and
	America	Europe	Eliminations*	Total

Fiscal 2006
Revenues:
Equipment	$1,576,071	$214,117	$—	$1,790,188
Customer service and supplies	1,296,012	149,549	—	1,445,561
Managed and professional services	688,357	52,641	—	740,998
Rental and fees	144,347	6,881	—	151,228
Other	26,448	73,826	—	100,274

Total revenues	3,731,235	497,014	—	4,228,249
Gross profit
Equipment	373,904	76,422	—	450,326
Customer service and supplies	604,075	43,945	—	648,020
Managed and professional services	187,213	6,501	—	193,714
Rental and fees	100,465	5,475	—	105,940
Other	17,503	26,275	—	43,778

Total gross profit	1,283,160	158,618	—	1,441,778
Selling and administrative	944,838	127,816	179,194	1,251,848
Gain on the divestiture of businesses	6,161	5,336	—	11,497
Restructuring and asset impairments benefit	322	—	—	322

Operating income (loss)	344,805	36,138	(179,194)	201,749
Loss from the early extinguishment of debt	—	—	5,535	5,535
Interest income	—	—	13,040	13,040
Interest expense	—	—	51,336	51,336

Income from continuing operations before taxes on income	$344,805	$36,138	$(223,025)	$157,918

Fiscal 2005
Revenues:
Equipment	$1,560,977	$206,035	$—	$1,767,012
Customer service and supplies	1,336,369	145,651	—	1,482,020
Managed and professional services	652,999	57,003	—	710,002
Rental and fees	169,540	5,717	—	175,257
Other	100,861	142,153	—	243,014

Total revenues	3,820,746	556,559	—	4,377,305
Gross Profit
Equipment	390,402	76,454	—	466,856
Customer service and supplies	626,558	43,922	—	670,480
Managed and professional services	175,821	6,522	—	182,343
Rental and fees	118,528	5,065	—	123,593
Other	60,747	47,659	—	108,406

Total gross profit	1,372,056	179,622	—	1,551,678
Selling and administrative	1,003,139	150,271	243,259	1,396,669
Gain on the divestiture of businesses, net	1,421	10,110	—	11,531
Restructuring and asset impairments charge	9,423	—	1,120	10,543

Operating income (loss)	360,915	39,461	(244,379)	155,997
Loss from the early extinguishment of debt	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	52,401	52,401

Income from continuing operations before taxes on income	$360,915	$39,461	$(295,426)	$104,950

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain administrative functions such as information technology, finance, legal, marketing, human resources and executive costs.

Equipment

	2006	2005	$ Change	% Change

Revenue	$1,790,188	$1,767,012	$23,176	1.3%
Cost of revenue	1,339,862	1,300,156	39,706	3.1%

Gross profit	$450,326	$466,856	$(16,530)	(3.5)%

Gross profit %	25.2%	26.4%

Color, production black and white and office black and white equipment revenue represented approximately 28%, 18% and 52%, respectively, of total U.S. equipment revenue during fiscal 2006. The remaining 2% represented revenue from printers, faxes and other.

The increase in INA Equipment revenue of 1.0% year over year was attributed primarily to growth in color and at the high end of the production segment, partially offset by a decline in the office segment. The strong performance in color was driven by the continued success of our high-speed production equipment such as the IKON CPP500tm, as well as strong growth from our color- capable lineup. U.S. color revenue increased approximately 10% year-over-year, primarily driven by a 28% growth in placements. Partially offsetting this growth was a decline in average selling prices, particularly in color, driven by competition and to a greater extent the combination of our customer incentives aimed at placement share growth and the introduction of new models with more functionality at lower price points. The growth in the production black and white segment is attributed to the strong demand for units such as the IKON PrintCenterPRO 1050tm and our Canon segment 6 black and white products. During fiscal 2006, segment 6 placements increased over 70% compared to fiscal 2005. The decline in the office segment was primarily attributed to the anticipated decline in revenue in office black and white driven by customers replacing black and white devices with new color-capable devices, and partially from competition. IE Equipment revenue experienced strong growth in the production and color segments, particularly in Germany, and continued to benefit from the success of our Pan European and Global accounts initiative across Europe, which showed significant growth year-over-year.

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

INA Customer Service and supplies revenue decreased approximately 3.0% compared to fiscal 2005. Analog copies, which have higher average revenue per copy than black and white digital copies, declined 42% year-over-year as we transition our customers out of analog and into digital. In addition, we experienced a year-over-year pricing decline for digital copies. Partially offsetting these trends is the shift to color copies, with higher revenue per copy than black and white, as well as an increase in total digital copy volume. Color copies increased 44% and overall digital copies (which include both color and black and white) increased 6% compared to fiscal 2005. Analog copies approximate 6% of total copies. IE Customer Service and Supplies revenue increased year-over-year by approximately 2.7% primarily as a result of the increase in color copy volume and from the success of our Pan European and Global accounts initiative across Europe.

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

INA Managed and Professional Services revenue increased $35,358, or 5.4%, during the year ended September 30, 2006 compared to the year ended September 30, 2005. On-site Managed Services revenue, which represents approximately 12% of the total INA revenue mix, increased 8.0%, primarily due to the expansion of our existing customer base and also from an increase in net new contracts. Off-site Managed Services revenue, which represents approximately 4% of total INA revenue mix, declined 7.9%, primarily as a result of the decision to close 16 unprofitable locations during fiscal 2005, and continuing competitive pressure that resulted in a year-over-year reduction in the number of projects. Professional Services, which represents approximately 2% of our total INA revenue mix, increased 30% during fiscal 2006 compared to fiscal 2005. This increase was driven by the growth in connectivity and installation services associated with growth of new digital placements, as well as revenue increases in document assessments. Managed and Professional Services revenue in Europe declined by 7.7% from fiscal 2005 driven primarily by the cancellation of several unprofitable contracts throughout fiscal 2005. The increase in Managed and Professional Services gross profit margin was a result of a year-over-year improvement in on-site Managed Services contract profitability in North America and Europe.

Rental and Fees

	2006	2005	$ Change	% Change

Revenue	$151,228	$175,257	$(24,029)	(13.7)%
Cost of revenue	45,288	51,664	(6,376)	(12.3)%

Gross profit	$105,940	$123,593	$(17,653)	(14.3)%

Gross profit %	70.1%	70.5%

Revenue generated from Rental and Fees decreased when compared to the same period of fiscal 2005, due primarily to the sale of the U.S. Retained Portfolio, which included the sale of certain operating leases. Sharing revenue and associated costs of revenue decreased primarily due to the sale of the U.S. Retained Portfolio. As a result of the sale, we now realize a lower amount of revenue, but we incur no costs with respect to sharing of gains on certain lease-end activities with GE in the U.S.

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

Selling and Administrative Expenses

	2006	2005	$ Change	% Change

Selling and administrative expenses	$1,251,848	$1,396,669	$(144,821)	10.4%
Selling and administrative expenses as a % of revenue	29.6%	31.9%

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

The $5,535 loss incurred from the early extinguishment of debt during the year ended September 30, 2006 is the combination of the loss, including the write-off of unamortized costs, of $3,885 and $1,650, incurred from the tender for our 2008 Notes and the repurchase of the remaining balance of our Convertible Notes, respectively. During the year ended September 30, 2005, we repurchased $236,758 of our Convertible Notes for $239,763. As a result, we recognized a loss, including the write-off of unamortized costs, of $6,034 during fiscal 2005.

Interest income increased from fiscal 2005 due to an increase in the average interest rate and average invested cash balance during fiscal 2006.

Interest expense decreased slightly from fiscal 2005. This was the result of the reduction in our corporate debt, partially offset by the interest cost on the 2015 Notes of 7.75% as compared to the 5% Convertible Notes which they replaced.

Our effective income tax rate was 32.7% and 30.3% for the years ended September 30, 2006 and 2005, respectively. The fiscal 2006 tax rate includes a non-recurring benefit on the divestiture of Kafevend, which resulted in no tax liability and lowered our overall effective income tax rate in fiscal 2006. In addition, the following discrete items are recorded in the year ended September 30, 2006: (1) a charge from our foreign earnings repatriation as discussed in Note 14 to our Consolidated Financial Statements included in Item 8 of this report, (2) a charge resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes, offset by (3) a benefit recognized from the release of a valuation allowance associated with capital loss carryforwards that we utilized to offset the gain from the sale of the U.S. Retained Portfolio, (4) a benefit from the release of a tax reserve for which the underlying tax exposure has been resolved, (5) a benefit from the revaluation of the state net operating loss (“NOL”) deferred tax asset driven by a Pennsylvania legislative change to annual NOL utilization limitations and (6) a benefit from the difference between our actual state tax liability upon the filing of our state tax returns compared to the deferred state tax provision. The fiscal 2005 tax rate benefited from tax planning strategies in Ireland and the reversal of valuation allowances of $3,539 as a result of the gain on the sale of our operating subsidiary in France. This benefit was partially offset by a limitation on the tax benefit associated with the sale of our Mexican operating subsidiary. Our consolidated tax valuation allowance was $28,483 and $30,946 at September 30, 2006 and 2005, respectively.

Diluted earnings per common share from continuing operations were $0.80 for the year ended September 30, 2006, compared to $0.51 for the year ended September 30, 2005. This increase was attributable mainly to the impact of a year-over-year selling and administrative expense decrease of 10.4%, fewer outstanding shares of our common stock and the impact of one-time charges from restructuring actions taken during fiscal 2005, partially offset by lower gross profit dollars.

Summary of Fourth Quarter Fiscal 2007 Results

For the quarter ended September 30, 2007, total revenue was $1,064,708 representing a $6,728, or 0.6%, increase when compared to the fourth quarter of fiscal 2006. The year-over-year increase was driven by a favorable currency benefit of 1.4 percentage points, revenue growth in our on-site Managed Services business of $10,860, or 8.4%, as a result of existing account expansion and net new site additions in the current and prior periods, and Equipment revenue growth of $10,904, or 2.4%, driven by year-over-year growth in both the color office and color production segments partially offset by declines in black and white office and production. These increases were offset by a decrease in Customer Service and Supplies revenue of $10,863, or 3.1%, driven by a decrease in Customer Service revenue as a result of lower revenue per copy and lower copy volumes and a decrease in Supplies revenue primarily due to a loss of a large customer supply contract and from reductions in paper and copy volumes. Also contributing to the decline in total revenue was a decrease in Other revenue of $5,744, or 26.1%, primarily due to the loss of a key contract in our European technology services business. Gross profit margin declined to 33.3% from 33.7% driven by lower Equipment gross margin primarily due to pricing pressures, a higher mix of large deals in the fourth quarter of fiscal 2007 and lower used equipment revenue, and from lower gross profit dollars from off-site Managed Services, as a result of lower revenue earned per job with cost of revenues relatively flat year over year. These decreases were partially offset by improved on-site Managed and Professional Services margins as a result of higher profitability and from improved margins on Rental and Fees. Our selling and administrative expense to revenue ratio was 28.7% compared to 29.5% in the fourth quarter of 2006. The year over year decline was driven by lower headcount, performance compensation expense, and other corporate expenses. Diluted earnings per share were $0.23 for the fourth quarter of fiscal 2007 compared to $0.20 for the comparative period of fiscal 2006. The year-over-year increase is a result of the impact of lower selling and administrative expenses and fewer common shares outstanding offset slightly by lower gross profit dollars, a higher effective tax rate and a decrease in interest income.

Financial Condition and Liquidity

Cash Flows and Liquidity

The following summarizes cash flows for the year ended September 30, 2007 as reported in our consolidated statements of cash flows:

2007

Cash provided by operating activities	$167,881
Cash used in investing activities	(45,138)
Cash used in financing activities	(202,407)
Effect of exchange rate changes on cash and cash equivalents	14,662

Decrease in cash and cash equivalents	(65,002)
Cash and cash equivalents at the beginning of the year	414,239

Cash and cash equivalents at the end of the year	$349,237

Operating Cash Flows

For the year ended September 30, 2007, cash provided by operating activities was $167,881. Net income was $114,487 and non-cash operating expenses, which include items such as depreciation, amortization, stock based compensation expense, provisions for losses on accounts and lease receivables, loss on the disposal of property and equipment, pension expense, excess tax benefits from stock-based compensation arrangements and deferred income taxes, were $96,424. Sources of cash included a decrease in accounts receivable of $40,624 and an increase in accounts payable of $33,523. Trade accounts receivable decreased mainly due to focused collection efforts and partially from lower revenues. Our days sales outstanding on trade accounts receivable improved steadily from 52 days at September 30, 2006 to 47 days at September 30, 2007. Our aged accounts receivable balances greater than 90 days old declined from 7% at September 30, 2006 to 5% at September 30, 2007 as a percentage of total aged accounts receivables. The accounts receivable due from third party financing companies decreased to $75,972 at

September 30, 2007, compared to $99,842 at September 30, 2006 primarily as a result of our continued focus on improving the timing of funding from GE. Accounts payable increased from September 30, 2006 as a result of increased inventory purchases and the timing of the payment of invoices and purchases, coupled with improved payment arrangements with some of our vendors. As an offset to these sources of cash, we used $67,893 for inventory during fiscal 2007 in order to replenish lower than normal fiscal 2006 year-end inventory levels, to increase inventory for new product launches and to add additional inventory to ensure we continue to timely fill customer orders during the transition of our supply chain to a more efficient geographic model. In addition to other product launches, we increased inventory as a result of the new relationship we entered into with Kyocera Mita during the second quarter of 2007 to market three new monochrome multi-function systems. As a result of these changes, inventory turns decreased from 7.0 at September 30, 2006 to 5.7 at September 30, 2007. We will continue to monitor our inventory levels in an effort to maximize customer satisfaction while better aligning inventory purchases with payments. Accrued expenses decreased $28,040 mainly as the result of the payment of fiscal 2006 performance compensation during the first quarter partially offset by accruals for fiscal 2007 performance compensation during the year, however, at a substantially lower level than what was earned in fiscal 2006. Deferred revenues decreased $12,858 primarily as a result of a decrease in Customer Service revenue and from the timing and mix of deferred service contracts. During fiscal 2007, we contributed $9,725 of cash to fund certain of our defined benefit pension obligations, compared to $100,210 contributed in fiscal 2006.

Investing Cash Flows

During the year ended September 30, 2007, $45,138 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $34,269 and $29,600, respectively. Sources of cash from investing activities included $11,015 from the proceeds from the sale of property and equipment and equipment on operating leases and $5,821 from the proceeds of life insurance contracts. In addition, we generated $4,019 from the sale and collection of lease receivables, net of new lease additions.

Financing Cash Flows

During the year ended September 30, 2007, we used $202,407 of cash for financing activities. We returned $195,016 of cash to our shareholders in the form of common stock repurchases of 12,074 shares for $174,968 (including related fees) and payment of dividends of $20,048, representing $0.16 per common share to shareholders of record. We also paid $16,430, which includes related third party fees, in connection with the consent solicitation (as discussed in Note 7 of our Consolidated Financial Statements included in Item 8 of this report). In June 2007, our European leasing subsidiary terminated its revolving asset securitization conduit financing agreement (the “Old U.K. Conduit”) and replaced it with a new five year asset securitization conduit (the “New U.K. Conduit”). As a result the Company repaid $166,225 of non-corporate debt, which was offset by $158,244 in non-corporate debt issuances (see Note 7 of our Consolidated Financial Statements included in Item 8 of this report for further discussion). Partially offsetting these outflows were cash proceeds of $17,944 from exercises of stock options.

Capital Structure

Our total debt outstanding as of September 30, 2007 and 2006 was $825,408 and $812,041, respectively. This includes corporate debt of $592,997 and $595,065 and non-corporate debt of $232,411 and $216,976 as of September 30, 2007 and 2006, respectively. Non-corporate debt represents debt that is supported by financing lease contracts. Our debt-to-capital ratio remained consistent at 33%. As a result of the terms of the New U.K. Conduit discussed above and in Note 7 of our Consolidated Financial Statements included in Item 8 of this report, a significant portion of previously reported current non-corporate debt became long-term non-corporate debt during June 2007.

Contractual Obligations and Commitments

The following summarizes our significant contractual obligations and commitments as of September 30, 2007:

		Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	Thereafter

Corporate debt (including estimated interest payments)	$1,199,032	$61,336	$95,349	$86,071	$956,276
Non-corporate debt (including estimated interest payments)*	169,548	54,560	89,587	25,261	140
Purchase commitments **	24,950	24,950	—	—	—
Other long-term liabilities ***	113,355	4,033	25,729	13,250	70,343
Operating leases ****	264,364	75,478	108,477	53,075	27,334

Total	$1,771,249	$220,357	$319,142	$177,657	$1,054,093

*	Non-corporate debt excludes debt supporting certain lease and residual value guarantees of $73,687. This debt will not be repaid unless (1) GE is unable to recover lease payments from a lessee as a result of our retained ownership risk in certain lease receivables, in which case we would be required to repurchase the related lease receivable (since inception of our relationship with GE in 2004, we have not been required to repurchase any lease receivables under this scenario), or (2) an IKON service performance failure relating to certain sold lease receivables is determined to relieve the lessee of its lease payment obligations. We anticipate that total repurchases, if any, of these sold lease receivables as a result of our service performance will be immaterial. Refer to Note 7 of our Consolidated Financial Statements included in Item 8 of this report for further discussion regarding debt supporting certain lease and residual value guarantees. Payments on non-corporate debt are generally made from collections of our lease receivables. At September 30, 2007, non-corporate debt (excluding debt supporting certain lease and residual value guarantees) was $158,724 and lease receivables (excluding the present value and residual value of certain lease receivable guarantees of $71,805), net of allowances, were $264,178.

**	Purchase commitments include unrecorded enforceable agreements to purchase goods or services that specify all significant and enforceable terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable without penalty.

***	Amounts totaling $14,856 representing non-cash items and long term deferred revenues have been excluded from the table above. Planned contributions to our defined benefit plans have been included in the estimated period of payment. All other long-term liabilities related to pension are included in “Thereafter” ($21,605) as required payments are based on actuarial data that has not yet been determined. Payment requirements may change significantly based on the outcome or changes of various actuarial assumptions and the impact of any future voluntary contributions we may make.

****	Our future minimum rental commitments under noncancellable leases, net of sublease income, comprise the majority of the operating lease obligations presented above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, except for certain indemnifications provided to GE and certain lines of credit with third parties as discussed in Notes 8 and 7, respectively, of our Consolidated Financial Statements included in Item 8 of this report. We evaluate estimated losses for such indemnifications under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material losses as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Other Information

Approximately 20%, or $71,178, of our $349,237 cash balance at September 30, 2007 was held by our wholly owned foreign subsidiaries outside of the United States. While available to fund operations and strategic investment opportunities abroad, these funds cannot be repatriated for use in the United States without the Company incurring additional tax costs of approximately 20% to 30%.

As discussed under Item 5 of this report, during the first quarter of fiscal 2008 our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authorization to $1,100,000 under the Repurchase Plan. In connection with this additional increase, we announced that we intend to repurchase up to $295,000 of our common stock through a modified Dutch auction self-tender offer (the “Dutch Auction”). To fund a portion of the Dutch Auction, we expect to issue $150,000 of senior unsecured notes due December 2011 during the first quarter of fiscal 2008. To fund the remaining portion of the Dutch Auction we expect to utilize existing cash. We expect to repurchase the difference between the $500,000 and the amount repurchased through the Dutch Auction during fiscal 2008; however, the rate and pace of such share repurchases will be subject to certain conditions, including the receipt of additional financing.

As of September 30, 2007, the Company’s credit rating was designated Ba2 by Moody’s Investor Services (“Moody’s) and BB by Standard and Poor’s (“S&P”). On November 21, 2007, Moody’s and S&P placed the Company’s rating under “review”, and “creditwatch”, respectively, for possible downgrade as a result of the recently announced $500,000 increase to our Repurchase Plan, as discussed above.

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

Revenue Recognition

Revenues from equipment are recognized upon receipt of credit approval, a signed sale or lease contract and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sale or lease contract. We install the majority of the equipment we sell. We rarely offer equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees received under the U.S. Program Agreement, the Canadian Rider and our German Program Agreement are recognized as they are earned.

The majority of our North American equipment transactions are with GE under the U.S. Program Agreement and Canadian Rider. Supporting our objective to provide complete solutions to our customers, we typically enter into a service agreement with the end user when the copier/printer equipment is sold to GE. The service agreement generally includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. For other equipment transactions, we often bundle service with copier/printer equipment when it is sold to our customer. In those cases, revenue for each element of the bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to sell equipment without prior approval from sales management. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is allocated to equipment and service revenue using the fair value per our national price lists, after the appropriate finance income is determined based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size and costs of financing.

Certain billed revenue, accounts receivable and deferred revenue are reduced based on estimates derived by an analysis of historical collections, credits and write-offs to calculate an estimate of billing disputes and inaccuracies to ensure that revenue, accounts receivable, and deferred revenue are appropriately stated. Such estimates are updated, at a minimum, on a quarterly basis.

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

All U.S. employees hired before July 1, 2004 were eligible to participate in the U.S. tax-qualified defined benefit pension plan covering active employees (“Main U.S. Plan”) (together with the Directors’ Retirement Plan and the Supplemental Executive Retirement Plan identified as the “U.S. Plans”). Effective September 30, 2005, the U.S. Plans were frozen, other than the Directors’ Retirement Plan, which was discontinued in 1997 and only provides benefits to three retired Directors. Accordingly, participants no longer accrue benefits under these plans. As a result of the freezing of the U.S. Plans, we recorded a curtailment charge of $2,852 during the three months ended December 31, 2005. Additionally, effective December 31, 2005, we froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $798 during the three months ended March 31, 2006. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan.

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

Pension Assumptions

Assumptions used to determine periodic pension costs for the defined benefit pension plans were:

	Fiscal 2007		Fiscal 2006		Fiscal 2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.4%	5.3%	5.3%	6.3%	5.8%
Rates of increase in compensation levels	N/A	4.0	N/A	4.0	3.0	4.0
Expected long-term rate of return on assets	7.3	7.5	7.5	7.6	8.5	8.0

Assumptions used to determine benefit obligations as of the end of each fiscal year for the defined benefit pension plans were:

	Ended September 30
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.8%	6.4%	5.4%	5.2%	5.1%
Rates of increase in compensation levels	N/A	4.0	N/A	4.0	3.0	4.0

The fiscal year 2006 assumptions used to determine net periodic benefit costs differed from the fiscal year 2005 assumptions used to determine the benefit obligations for the defined benefit pension plans as a result of the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006.

The discount rate is determined at each measurement date, June 30th, after consideration of numerous factors and indices. In particular, and with the assistance of our financial consultants, we review the following high quality, fixed income indices, as we believe these indices reflect the duration of the liabilities under the U.S. Plans:

•	Moody’s AA bond averages plus a spread to approximate the duration of our plan liabilities;

•	the zero coupon Treasury bond rates; and

•	the Citigroup Pension Discount Curve.

Similar processes are followed to determine the discount rate for the non-U.S. Plans. The expected long-term rate of return on assets assumption is reviewed at each measurement date based on the pension plans’ investments and investment policies, and an analysis of the expected and historical returns of the capital markets, adjusted for current interest rates, as appropriate. For fiscal 2006, the asset allocation policy for the Main U.S. Plan provided for 50% of the Plan’s assets to be invested in equity securities and 50% to be invested in fixed income securities. During fiscal 2007, the policy was revised to provide for a more conservative asset allocation, in order to better match the Plan’s assets with the benefit obligations these assets are intended to fund. As a result, during fiscal 2007, the assets of the Main U.S. Plan were reallocated such that approximately 70% are now invested in fixed income securities, and approximately 30% remain invested in equity securities. In determining fiscal 2008 net periodic pension expense for the U.S. Plans, the expected long-term rate of return was decreased to 6.7% as a result of the reallocation.

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

Estimated sensitivities to the net periodic pension cost for the U.S. pension plans are as follows:

•	a 25 basis point change in the discount rates from those used would have changed fiscal 2007 pension expense by approximately $1,830; and

•	a 25 basis point change in the expected rates of return from those used would have changed fiscal 2007 pension expense by approximately $1,250.

A sensitivity analysis on the non-U.S. Plans has not been presented herein as the impact of such analysis would have an immaterial impact to net periodic pension expense.

Financial Impact of Pensions

Contributions to the U.S. Plans were $1,469 and $86,878, during fiscal 2007 and 2006, respectively. These contributions included voluntary contributions of $85,000 during fiscal 2006, in anticipation of future funding requirements. Contributions to non-U.S. Plans were $8,256, and $13,332, during fiscal 2007 and 2006, respectively.

In fiscal 2008, we will contribute approximately $1,428 and $2,394 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements.

Net periodic pension expense was $2,372 in fiscal 2007, $27,603 in fiscal 2006 and $43,079 in fiscal 2005. The decrease in fiscal 2007 pension expense compared to fiscal 2006 pension expense was primarily due to the impact of the freeze of our Main U.S. Plan and one of our non-U.S. plans during fiscal 2006 and from the impact of expected returns associated with voluntary contributions to the U.S. Plans during fiscal 2006, offset slightly by a year-over-year increase in interest cost for the Main U.S. Plan. The decrease in fiscal 2006 pension expense compared to fiscal 2005 pension expense was primarily due to the curtailment of the U.S. Plans and one of our non-U.S. Plans, the change in the weighted average discount rate assumption, and from the impact of expected returns associated with voluntary contributions to the U.S. Plans. The measurement of the Company’s benefit obligation and net periodic pension cost/(income) requires the use of certain assumptions, including, among others, estimates of discount rates and expected return on plan assets. Changes to pension assumptions may increase or decrease our net periodic pension cost/income in future periods and may result in a material adverse or positive impact on the future funded status of our defined benefit pension plans.

See Note 12 of the Notes to our Consolidated Financial Statements included in Item 8 of this report for additional information on our defined benefit pension plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risk for changes in interest rates, if any, relates primarily to our invested cash balances and our non-corporate debt under our revolving asset securitization conduit financing agreement, which is used primarily to fund the lease receivables portfolio in the United Kingdom. This debt is at a variable rate. Our interest rate exposure is mitigated via the use of interest rate swaps. As of September 30, 2007, we had one interest rate swap in place that was determined to be highly effective. See the tables below and Note 16 to our Consolidated Financial Statements included in Item 8 of this report for additional information regarding our interest rate swap. As of September 30, 2007, we have essentially no exposure to market risk for changes in interest rates associated with our corporate long-term debt because all of our corporate long-term debt obligations are at fixed interest rates as shown below. We primarily enter into debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The carrying amounts for cash and cash equivalents, accounts receivable and notes payable reported in the consolidated balance sheets approximate fair value.

The table below presents principal amounts and related average interest rates by fiscal year of maturity for our long-term debt obligations, excluding $73,687 of debt supporting certain lease and residual value guarantees at September 30, 2007:

	2008	2009	2010	2011	2012	Thereafter

Corporate debt
Fixed rate	$16,798	$4,786	$3,518	$1,560	$39	$566,296
Average interest rate	7.3%	7.6%	7.6%	7.6%	6.7%	7.2%
Non-corporate debt
Variable rate	$51,077	$49,751	$34,115	$18,758	$4,890	$133
Average interest rate	6.8%	6.8%	6.8%	6.8%	6.8%	6.8%

The carrying amounts and fair value of our financial instruments, excluding $73,687 and $63,960 of debt supporting certain lease and residual value guarantees, at September 30, 2007 and 2006, respectively, are as follows:

	September 30,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Bond issues	$578,557	$520,362	$593,571	$550,318
Present value of capital lease obligations, sundry notes, and bonds	14,440	14,440	1,494	1,494
Non-corporate debt	158,724	158,723	153,016	153,016
Interest rate swaps	(1,099)	(1,099)	—	—

The following table presents, as of September 30, 2007, information regarding the interest rate swap agreement to which we were a party: (i) the notional amount; (ii) the fixed interest rate payable by us; (iii) the variable interest rate payable to us by the counterparty under the agreement; (iv) the fair value of the instrument; and (v) the maturity date of the agreement.

September 30, 2007
Notional Amount	Fixed Interest Rate	Variable Interest Rate	Fair Value	Maturity Date

£77,500 ($158,666 as of 9/30/07)	6.2%	one month LIBOR (approx 5.1% as of September 30, 2007)	$(1,099)	September 2012

Foreign Exchange Risk

We have various non-U.S. operating locations that expose us to foreign currency exchange risk. Foreign denominated intercompany debt borrowed in one currency and repaid in another may be fixed via currency swap agreements. As of September 30, 2007 and 2006, we had no such arrangements of this nature in place.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of IKON Office Solutions, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IKON Office Solutions, Inc. and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing on Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As more fully described in note 1 the Company changed its method of accounting for certain defined benefit plans as of September 30, 2007.

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

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
November 29, 2007

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended September 30
	2007	2006	2005
	(in thousands, except per share data)

Revenues
Equipment	$1,787,730	$1,790,188	$1,767,012
Customer service and supplies	1,377,669	1,445,561	1,482,020
Managed and professional services	796,962	740,998	710,002
Rental and fees	136,674	151,228	175,257
Other	69,309	100,274	243,014

	4,168,344	4,228,249	4,377,305

Cost of Revenues
Equipment	1,346,244	1,339,862	1,300,156
Customer service and supplies	778,013	797,541	811,540
Managed and professional services	580,164	547,284	527,659
Rental and fees	34,650	45,288	51,664
Other	46,094	56,496	134,608

	2,785,165	2,786,471	2,825,627

Gross Profit
Equipment	441,486	450,326	466,856
Customer service and supplies	599,656	648,020	670,480
Managed and professional services	216,798	193,714	182,343
Rental and fees	102,024	105,940	123,593
Other	23,215	43,778	108,406

	1,383,179	1,441,778	1,551,678

Selling and administrative	1,180,326	1,251,848	1,396,669
Gain on divestiture of businesses and assets, net	—	11,497	11,531
Asset impairments and restructuring benefit (charge)	—	322	(10,543)

Operating income	202,853	201,749	155,997
Loss from the early extinguishment of debt	—	5,535	6,034
Interest income	11,372	13,040	7,388
Interest expense	50,791	51,336	52,401

Income from continuing operations before taxes on income	163,434	157,918	104,950
Taxes on income	48,947	51,669	31,755

Income from continuing operations	114,487	106,249	73,195

Discontinued Operations
Operating loss	—	(78)	(20,709)
Tax benefit	—	31	8,180

Net loss from discontinued operations	—	(47)	(12,529)

Net income	$114,487	$106,202	$60,666

Basic Earnings (Loss) Per Common Share
Continuing operations	$0.92	$0.81	$0.52
Discontinued operations	—	0.00	(0.09)

Net income	$0.92	$0.81	$0.43

Diluted Earnings (Loss) Per Common Share
Continuing operations	$0.91	$0.80	$0.51
Discontinued operations	—	0.00	(0.08)

Net income	$0.91	$0.80	$0.43

Cash dividends per common share	$0.16	$0.16	$0.16

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30
	2007	2006
	(in thousands)

Assets
Cash and cash equivalents	$349,237	$414,239
Accounts receivable, net (Note 2)	560,089	592,733
Lease receivables, net (Note 3)	84,207	83,051
Inventories	287,503	214,792
Prepaid expenses and other current assets	35,085	34,742
Deferred taxes (Note 14)	48,167	46,504

Total current assets	1,364,288	1,386,061

Long-term lease receivables, net (Note 3)	251,776	222,333
Equipment on operating leases, net (Note 5)	72,052	83,248
Property and equipment, net (Note 5)	154,218	144,453
Deferred taxes (Note 14)	18,144	30,215
Goodwill (Note 6)	1,333,249	1,297,333
Other assets	84,354	74,543

Total Assets	$3,278,081	$3,238,186

Liabilities
Current portion of corporate debt (Note 7)	$16,798	$1,487
Current portion of non-corporate debt (Note 7)	51,077	152,971
Trade accounts payable	263,657	224,312
Accrued salaries, wages, and commissions	93,052	109,090
Deferred revenues	109,796	118,146
Accrued income taxes payable	17,820	15,831
Other accrued expenses	129,323	142,350

Total current liabilities	681,523	764,187

Long-term corporate debt (Note 7)	576,199	593,578
Long-term non-corporate debt (Note 7)	181,334	64,005
Other long-term liabilities	128,211	130,283
Commitments and contingencies (Note 8)
Shareholders’ Equity (Note 9)
Common stock, no par value	1,058,104	1,044,633
Retained earnings	917,767	828,255
Accumulated other comprehensive income	132,189	59,169
Cost of common shares in treasury, at average cost	(397,246)	(245,924)

Total Shareholders’ Equity	1,710,814	1,686,133

Total Liabilities and Shareholders’ Equity	$3,278,081	$3,238,186

Supplemental Information
Shares of common stock authorized	300,000	300,000
Shares of common stock issued	149,310	149,310
Treasury stock	31,740	21,695

Shares of common stock outstanding	117,570	127,615

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30
	2007	2006	2005
	(in thousands)

Cash Flows from Operating Activities
Net income	$114,487	$106,202	$60,666
Net loss from discontinued operations	—	47	12,529

Income from continuing operations	114,487	106,249	73,195
Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	68,719	70,070	73,110
Amortization	3,404	3,300	5,256
Gain from the divestiture of businesses and assets	—	(11,497)	(11,531)
Loss on disposal of property and equipment	759	4,057	3,729
Provision for losses on accounts and lease receivables	6,940	2,602	17,166
Restructuring and asset impairment (benefit) charge	—	(322)	10,543
Provision for deferred income taxes	6,333	(95,261)	(102,972)
Stock-based compensation expense	9,637	9,197	10,060
Excess tax benefits from stock-based compensation arrangements	(1,740)	(4,334)	(1,514)
Pension expense	2,372	27,603	43,079
Loss from the early extinguishment of debt	—	5,535	6,034
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease in accounts receivable	40,624	87,086	37,208
(Increase) decrease in inventories	(67,893)	29,204	(14,116)
(Increase) decrease in prepaid expenses and other current assets	(3)	2,704	8,003
Increase (decrease) in accounts payable	33,523	(19,868)	(68,557)
(Decrease) increase in deferred revenue	(12,858)	3,220	2,058
Decrease in accrued expenses	(28,040)	(10,622)	(1,614)
Contributions to pension plans	(9,725)	(100,210)	(44,108)
Increase (decrease) in taxes payable	1,262	(5,936)	(26,255)
Decrease in accrued restructuring	—	(1,534)	(8,306)
Other	80	(931)	218

Net cash provided by continuing operations	167,881	100,312	10,686
Net cash used in discontinued operations	—	(1,159)	(13,076)

Net cash provided by (used in) operating activities	167,881	99,153	(2,390)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses and assets	—	242,043	23,107
Expenditures for property and equipment	(34,269)	(37,470)	(28,000)
Expenditures for equipment on operating leases	(29,600)	(40,705)	(44,149)
Proceeds from the sale of equipment on operating leases	11,015	21,647	23,677
Proceeds from the sale of lease receivables	238,618	201,687	249,083
Lease receivables — additions	(332,305)	(348,119)	(385,630)
Lease receivables — collections	97,706	292,421	531,267
Proceeds from life insurance (cash surrender value)	5,821	5,177	55,343
Other	(2,124)	(9,123)	(1,032)

Net cash (used in) provided by continuing operations	(45,138)	327,558	423,666
Net cash provided by discontinued operations	—	—	1,558

Net cash (used in) provided by investing activities	(45,138)	327,558	425,224

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	1	(30)	(774)
Repayment of other borrowings	(67)	(7,786)	(3,429)
Proceeds from the issuance of long-term corporate debt	—	—	227,049
Debt modification costs	(16,430)	—	—
Debt issuance costs	—	(2,510)	(4,140)
Long-term corporate debt repayments	(2,598)	(138,748)	(300,723)
Non-corporate debt — issuances	158,244	23,964	18,756
Non-corporate debt — repayments	(166,225)	(142,452)	(366,481)
Dividends paid	(20,048)	(21,009)	(22,393)
Decrease in restricted cash	—	2,127	8,760
Proceeds from option exercises	17,944	22,182	4,787
Excess tax benefit from stock-based compensation arrangements	1,740	4,334	1,514
Purchase of treasury shares	(174,968)	(131,190)	(86,943)
Other	—	(49)	—

Net cash used in financing activities	(202,407)	(391,167)	(524,017)
Effect of exchange rate changes on cash and cash equivalents	14,662	4,990	1,937

Net (decrease) increase in cash and cash equivalents	(65,002)	40,534	(99,246)
Cash and cash equivalents at the beginning of the year	414,239	373,705	472,951

Cash and cash equivalents at the end of the year	$349,237	$414,239	$373,705

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Fiscal Year Ended September 30
	2007	2006	2005

Common Stock
Balance, beginning of year	$1,044,633	$1,030,462	$1,020,603
Stock based compensation expense	9,637	9,197	10,060
Tax benefit relating to stock plans	3,423	5,696	1,843
Stock awards earned	(1,518)	(760)	(1,735)
Compensation deferred in common stock	1,896	—	2
Other	33	38	(311)

Balance, end of year	$1,058,104	$1,044,633	$1,030,462

Retained Earnings
Balance, beginning of year	$828,255	$755,864	$723,847
Net income	114,487	106,202	60,666
Cash dividends declared on shares outstanding:
Common stock, per share: 2007 — $0.16; 2006 — $0.16; 2005 — $0.16	(19,894)	(21,009)	(22,393)
Issuance of treasury shares for stock option exercises	(4,531)	(12,848)	(6,310)
Issuance of treasury shares for stock awards	(444)	(31)	(482)
Non-cash dividends on deferred compensation	(114)	(3)	(4)
Other	8	80	540

Balance, end of year	$917,767	$828,255	$755,864

Accumulated Other Comprehensive Income(Loss)
Balance, beginning of year	$59,169	$(65,426)	$20,195
Translation adjustment	64,434	38,444	(4,402)
SFAS 133 adjustment	(962)	(262)	85
Minimum pension liability adjustment before adoption of FAS 158	39,055	86,413	(81,304)

Other comprehensive income (loss)	102,527	124,595	(85,621)

Reversal of minimum pension liability under FAS 158	2,236
Adjustments to initially adopt FAS 158	(31,623)
Other	(120)

Balance, end of year	$132,189	$59,169	$(65,426)

Treasury Stock (at average cost)
Balance, beginning of year	$(245,924)	$(150,556)	$(76,927)
Purchases	(174,968)	(131,190)	(86,943)
Exercise of options	22,475	35,031	11,097
Issuance of shares for employee stock plans	1,171	791	2,217

Balance, end of year	$(397,246)	$(245,924)	$(150,556)

Comprehensive Income (Loss)
Net income	$114,487	$106,202	$60,666
Other comprehensive income (loss) per above	102,527	124,595	(85,621)

Comprehensive income (loss)	$217,014	$230,797	$(24,955)

Components of Accumulated Other Comprehensive Income (Loss)
Accumulated translation	$164,894	$100,460	$62,016
Net (Loss) gain on derivative financial instruments, net of tax benefit (expense) of: 2007 — $137, 2005 — $(150);	(962)	—	262
Adjustments to initially adopt FAS 158
Net gains/(losses) (net of tax expense of $19,043)	(33,484)	—	—
Prior service credit (net of tax benefit of $861)	1,861	—	—
Other	(120)	—	—
Minimum pension liability	—	(41,291)	(127,704)

Balance, end of year	$132,189	$59,169	$(65,426)

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IKON Office Solutions, Inc. (“IKON” or the “Company”) delivers integrated document management systems and solutions, enabling customers to improve document workflow and increase efficiency. We offer financing in North America through a program agreement (the “U.S. Program Agreement”) with General Electric Capital Corporation (“GE”) in the U.S., and a rider to the U.S. Program Agreement (the “Canadian Rider”) with GE in Canada. We entered into the U.S. Program Agreement and Canadian Rider in 2004 as part of the sale of certain assets and liabilities of our U.S. leasing business (the “U.S. Transaction”) and our Canadian lease portfolio (the “Canadian Transaction”) to GE in the U.S. and Canada, respectively. We sold additional assets, namely retained lease receivables (the “U.S. Retained Portfolio”), to GE as of April 1, 2006 (the “U.S. Retained Portfolio Sale” and, together with the U.S. Program Agreement, the Canadian Rider and the U.S. Transaction, the “Transactions”) and amended the U.S. Program Agreement to reflect such sale. We also sold lease receivables to GE in Germany during fiscal 2006 and entered into a five year program agreement (the “German Program Agreement”) designating GE as our preferred lease financing source in Germany. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. All dollar and share amounts are in thousands, except per share data or as otherwise noted.

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related notes. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Revenues from equipment are recognized upon receipt of credit approval, a signed sale or lease contract and a “delivery and acceptance” certificate. The “delivery and acceptance” certificate confirms that the product has been delivered to and accepted by the customer under the sale or lease contract. We install the majority of the equipment we sell. We rarely offer equipment warranties in addition to those that are provided by the equipment manufacturer. Revenues for sales of supplies are recognized at time of shipment, following the placement of an order from a customer. Revenues for monthly equipment service and facilities management service are recognized in the month in which the service is performed. Professional Services revenues are recognized as earned. Revenues for other services and rentals are recognized in the period performed. For those customer leases under which IKON is the equipment lessor (“IKON Lease Paper”), the present value of payments due under sales-type lease contracts is recorded as revenue when products are delivered to and accepted by the customer, and finance income is recognized over the related lease term. Fees received under the U.S. Program Agreement, the Canadian Rider and our German Program Agreement are recognized as they are earned.

The majority of our North American equipment transactions are with GE under the U.S. Program Agreement and Canadian Rider. Supporting our objective to provide complete solutions to our customers, we typically enter into a service agreement with the end user when the copier/printer equipment is sold to GE. The service agreement generally includes a minimum number of copies for a base service fee plus an overage charge for any copies in excess of the minimum. For other equipment transactions, we often bundle service with copier/printer equipment when it is sold to our customer. In those cases, revenue for each element of the bundled contract is derived from our national price lists for equipment and service. The national price lists for equipment include a price range between the manufacturers’ suggested retail price (“MSRP”) and the minimum price for which our sales force is permitted to

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sell equipment without prior approval from sales management. The price lists for equipment are updated monthly to reflect any supplier-communicated changes in MSRP and any changes in the fair value for which equipment is being sold to customers. The national price lists for service reflect the price of service charged to customers. The price lists for service are updated quarterly to reflect new service offerings and any changes in the competitive environment affecting the fair value for which service is being provided to customers. The national price lists, therefore, are representative of the fair value of each element of a bundled agreement when it is sold unaccompanied by the other elements. Revenue for a bundled contract is allocated to equipment and service revenue using the fair value per our national price lists, after the appropriate finance income is determined based on a net present value calculation utilizing an appropriate interest rate that considers the creditworthiness of the customer, term of the lease, transaction size and costs of financing.

Certain billed revenue, accounts receivable and deferred revenue are reduced based on estimates derived by an analysis of historical collections, credits and write-offs to calculate an estimate of billing disputes and inaccuracies to ensure that revenue, accounts receivable, and deferred revenue are appropriately stated. Such estimates are updated, at a minimum, on a quarterly basis.

Advertising

Advertising costs are expensed the first time the advertisement is run. Advertising expense was $2,981, $2,116, and $3,116 for fiscal 2007, 2006, and 2005, respectively.

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

Book Overdrafts

We had $19,100 and $6,775 of book overdrafts (outstanding checks on zero balance disbursement bank accounts that are funded from an investment account maintained with another financial institution upon presentation for payment) included within our accounts payable balance at September 30, 2007 and 2006, respectively. The changes in these book overdrafts are included as a component of cash flows from operations in our consolidated statements of cash flows.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Maintenance and repairs are charged to operations; replacements and betterments are capitalized. We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Depreciation expense related to capitalized software was $17,594, $17,024, and $16,922 in fiscal 2007, 2006, and 2005, respectively.

The fair value of asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the assets’ future life. At September 30, 2007 and 2006, we had no significant asset retirement obligations.

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

Goodwill

We utilize a two-step method to perform a goodwill impairment review in the fourth quarter of each fiscal year or when facts and circumstances indicate goodwill may be impaired. In the first step, we determine the fair value of the reporting unit using expected future discounted cash flows and estimated terminal values. If the net book value of the reporting unit exceeds the fair value, we would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value of all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. The implied fair value of the goodwill is then compared to the carrying value to determine impairment, if any.

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

Shipping and Handling Fees

Shipping and handling fees that are collected from our customers in connection with our sales are recorded as revenue. The costs incurred with respect to shipping and handling are recorded as cost of revenues.

Cost of Revenues and Selling and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of Revenues

Includes the actual cost of product sold and services performed and certain costs associated with our distribution network, including freight and related transportation costs associated with delivering finished product to our customers. Also included in cost of revenues are vendor allowances, inventory shrinkage and obsolescence, and equipment set up costs. We do exclude certain costs associated with our distribution network from cost of revenues and classify them as selling and administrative expenses. These costs primarily relate to receiving and inspection costs, warehousing costs, compensation and benefit costs for IKON employed delivery drivers and third party logistics costs for equipment, parts and supplies. We believe some companies may include these types of costs in cost of revenues, while others like us may exclude a portion of their distribution network costs from their gross margins. Therefore, our gross margins may not be directly comparable to others.

Selling and Administrative

Includes costs associated with compensation and benefits (including share-based payments), commissions, insurance, depreciation, facilities, information technology, professional and legal fees, and certain costs associated with our distribution network that are not included in cost of revenues.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments

We account for derivatives in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income (see Note 16).

Derivative financial instruments are utilized to reduce foreign currency and interest rate risk. We do not enter into financial instruments for trading or speculative purposes. Interest rate swap agreements are used as part of our program to manage the fixed and floating interest rate mix of our debt portfolio and related overall cost of borrowing. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of Other Comprehensive Income (“OCI”) and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings. Currency swap agreements are used to manage exposure relating to certain intercompany debt denominated in one foreign currency that will be repaid in another foreign currency. Currency swap agreements are designated as hedges of firm commitments to pay interest and principal on debt, which would otherwise expose us to foreign currency risk. Currency translation gains and losses on the principal swapped are offset by corresponding translation gains and losses on the related foreign denominated assets. Gains and losses on terminations of interest rate and currency swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of early extinguishment of the obligation, any realized or unrealized gain or loss from the swap would be recognized in the consolidated statements of income at the time of extinguishment.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Pending Accounting Changes

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning October 1, 2008. We are currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on our consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements but for some entities the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 5, 2007. Therefore this standard will not be effective for the Company until our fiscal year beginning October 1, 2008. We are currently evaluating the impact of SFAS 157, but we do not expect a material impact from the adoption of SFAS 157 on our consolidated financial position, results of operations, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition measurement and threshold process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 was effective for us on October 1, 2007, and based on our current assessment, we expect the impact from adoption to be in the range from a $3 million decrease to a $3 million increase to beginning retained earnings, which we believe is not material to our consolidated financial statements.

New Accounting Standards and Accounting Changes

Effective September 30, 2007, we adopted the provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) which requires employers to recognize on their balance sheets the over or under funded status of pension and other postretirement benefit plans as an asset or liability, respectively. The funded status is defined as the difference between plan assets at fair value and the benefit obligation. In addition, we adopted the provision that requires the recognition of actuarial gains and losses, prior service cost and unrecognized transition amounts as a component of accumulated other comprehensive income. The initial incremental recognition of the funding status under SFAS 158 of our defined benefit pension plans as well as subsequent changes in our funded status that are not included in net periodic benefit cost are reflected as an adjustment to shareholders’ equity and other comprehensive income. See Note 12 for disclosures about certain effects on net periodic benefits cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits and transition asset or obligation also required by SFAS 158.

SFAS 158 will also require fiscal year end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The requirement to measure plan assets and benefit obligations as of the date of the fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. Therefore this part of the standard will not be effective for the Company until our fiscal year ended September 30, 2009, unless the Company elects early adoption.

The following represents the effect of SFAS 158 adoption within our Consolidated Balance Sheets as of September 30, 2007:

	Before		After
	Application	Adjustments	Application
	of SFAS 158	Increase/(Decrease)	of SFAS 158

Prepaid expenses and other current assets	$97,020	$(61,935)	$35,085
Deferred taxes	31,444	16,723	48,167
Other assets	68,071	16,283	84,354
Other accrued expenses	150,868	(21,545)	129,323
Other long-term liabilities	106,208	22,003	128,211
Accumulated other comprehensive income	$161,576	$(29,387)	$132,189

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net impact on our consolidated balance sheet as of September 30, 2007 from the items noted above was a decrease to total assets of $28,929, an increase to total liabilities of $458 and a decrease to shareholders’ equity of $29,387.

Prior to the adoption of SFAS 158 we had an after-tax credit to the minimum liability of $39,055; the remaining minimum pension liability of $2,236 was eliminated upon the adoption of SFAS 158. At September 30, 2007, the Company recorded net losses and a prior service credit in the Statements of Changes in Shareholders’ Equity of $33,484 and $1,861, respectively.

2.	ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded when revenue is recognized or deferred in accordance with our revenue recognition policy discussed in Note 1. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable balance based on our historical experience, in addition to any credit matters we are aware of with specific customers. The allowance is reviewed monthly to ensure that there is a sufficient reserve to cover any potential write-offs. Account balances are charged off against the allowance when we feel it is probable the receivable will not be collected. Accounts receivable consisted of the following at September 30:

	2007	2006

Gross trade receivables from GE and other third party syndicators, including amounts unbilled	$75,972	$99,842
Gross trade receivables from other customers	435,397	442,599
Allowance for doubtful accounts — trade receivables	(7,349)	(8,493)

Total trade receivables, net	504,020	533,948

Other receivables, gross	70,544	72,645
Allowance for doubtful accounts — other receivables	(14,475)	(13,860)

Total other receivables, net	56,069	58,785

Total accounts receivable, net	$560,089	$592,733

Amounts unbilled to GE and other third party syndicators represent equipment sales in which revenue recognition requirements have been achieved, however, funding documentation is in transit and has not been received by GE or other third party syndicators.

3.	LEASE RECEIVABLES

Our captive finance subsidiaries in the U.K. are engaged in purchasing office equipment and leasing the equipment to customers under direct financing leases.

Components of lease receivables, net, are as follows:

	September 30
	2007	2006

Gross receivables	$272,735	$252,877
Unearned income	(43,247)	(42,893)
Unguaranteed residuals	111,224	100,873
Lease default reserve	(4,729)	(5,473)

Lease receivables, net	335,983	305,384
Less: current portion	84,207	83,051

Long-term lease receivables, net	$251,776	$222,333

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The lease default balances at September 30, 2007 and 2006, relate to our U.K. lease portfolio.

As discussed in Note 13, we sold $56,702 of our German lease receivables and $326,880 of our U.S. Retained Portfolio lease receivables to GE during fiscal 2006.

Pursuant to our lease programs with GE in North America, we generally sell equipment to GE, who in turn leases the equipment to the end user. However, to a lesser extent, we sell customer lease receivables to GE. We do not expect to retain interests in these assets, except as discussed in Note 7. Gains or losses, if any, on the sale of these lease receivables depend in part on the previous carrying amount of the financial assets involved in the transfer. We estimate fair value based on the present value of future expected cash flows using management’s best estimates. As these same assumptions are used in recording the lease receivables, and sale of the lease receivables occurs shortly thereafter, management anticipates that in most instances, book value is expected to approximate fair value.

During fiscal 2007 and 2006, we sold $238,618 and $201,687, respectively, of our lease receivables to GE and other syndicators. No material gain or loss resulted from the sale of these receivables. These amounts do not include the lease receivables sold in connection with the German and U.S. Retained Portfolio transactions with GE discussed above and in Note 13.

At September 30, 2007, future minimum payments to be received under direct financing leases for each of the succeeding fiscal years are as follows: 2008 — $101,414; 2009 — $77,795; 2010 — $53,384; 2011 — $29,380; 2012 — $10,226; and thereafter — $536

In June 2007, our United Kingdom leasing subsidiaries, IKON Capital PLC and IKON Office Solutions Dublin Limited, terminated their existing 364 day revolving asset securitization conduit financing agreement (the “Old U.K. Conduit”) and replaced it with a new five year asset securitization conduit financing agreement, including a 364 day revolving liquidity facility (the “New U.K. Conduit”) with a new lender. The terms are essentially the same as those of the Old U.K. Conduit; however, the facility size was increased from £95,000 to £105,000 and the New U.K. Conduit includes term-out provisions, such that if the New U.K. Conduit is not renewed at the end of each 364 day period during the life of the agreement or upon expiration of the agreement at the fifth anniversary date, any outstanding balance due to the lender upon termination of the 364 day facility converts to an amortizing loan to be repaid with collections from previously funded lease contracts. As of September 30, 2007, we had £27,500 available under the New U.K. Conduit.

4.	OPERATING LEASES

At September 30, 2007, future minimum lease payments, net of sub-lease income, under noncancelable operating leases with initial or remaining terms of more than one year for each of the succeeding fiscal years are as follows: 2008 — $75,478; 2009 — $61,326 2010 — $47,151; 2011 — $32,008; 2012 — $21,067; and thereafter — $27,334.

Total rental expense, net of sublease income, was $102,410, $110,303 and $118,354 in fiscal 2007, 2006, and 2005, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consisted of:

	September 30
	2007	2006

Land	$1,484	$1,484
Buildings and leasehold improvements	39,138	38,247
Production equipment	28,371	27,801
Furniture and office equipment	55,131	47,494
Capitalized software	161,161	146,887

	285,285	261,913
Less: accumulated depreciation	(131,067)	(117,460)

	$154,218	$144,453

Assets acquired under capital leases are included in property and equipment in the amount of $17,171 and $1,429 in fiscal 2007, and 2006, respectively, and the related amounts of accumulated amortization were $2,719 and $484 in fiscal 2007 and 2006, respectively. Related obligations are in long-term debt and related amortization is included in depreciation expense.

Fully depreciated assets of $116,152 and $132,557 at September 30, 2007 and 2006, respectively, were excluded from the balances noted above.

	September 30
	2007	2006

Equipment on operating leases	$137,537	$147,855
Less: accumulated depreciation	(65,485)	(64,607)

	$72,052	$83,248

6.	GOODWILL

Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total

Goodwill at September 30, 2005	$960,830	$319,748	$1,280,578
Sale of business	—	(12,511)	(12,511)
Acquisitions	—	5,512	5,512
Foreign currency translation adjustment	1,577	22,177	23,754

Goodwill at September 30, 2006	$962,407	$334,926	$1,297,333
Foreign currency translation adjustment	2,110	33,806	35,916

Goodwill at September 30, 2007	$964,517	$368,732	$1,333,249

During fiscal 2006, we made three small acquisitions in Germany for approximately $7,000. Both individually and in the aggregate, we believe these acquisitions were immaterial to our Consolidated Financial Statements as of and for the year ended September 30, 2006; therefore, do not require further disclosure herein.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT

Long-term Debt

Long-term corporate debt consisted of:

	September 30
	2007	2006

Bond issue at stated interest rate of 6.75%, net of discount (2007 — $3,268; 2006 — $3,356), due 2025, effective interest rate of 6.85%	$260,474	$260,386
Bond issue at stated interest rate of 7.30%, net of discount (2007 — $436; 2006 — $446), due 2027, effective interest rate of 7.34%	94,564	94,554
Notes payable at stated interest rate of 7.25%, due 2008	13,631	13,631
Notes payable at stated interest rate of 7.75%, net of unamortized costs (2007 — $15,112), due 2015	209,888	225,000
Sundry notes, bonds, and mortgages at average interest rate (2006 — 5.6%)	—	709
Present value of capital lease obligations (gross amount: 2007 — $16,193; 2006 — $911)	14,440	785

	592,997	595,065
Less: current maturities	16,798	1,487

	$576,199	$593,578

Long-term non-corporate debt consisted of:

	September 30
	2007	2006

Asset securitization conduit financing at average interest rate of 6.8% (2007) and 6.04% (2006)	$158,666	$152,915
Notes payable to banks at average interest rate: 6.23% (2007 & 2006) due 2008	58	101
Debt supporting certain lease and residual value guarantees	73,687	63,960

	232,411	216,976
Less: current maturities	51,077	152,971

	$181,334	$64,005

Corporate debt and non-corporate debt matures as follows:

	Corporate	Non-Corporate
Fiscal Year	Debt	Debt

2008	$16,798	$51,077
2009	4,786	49,751
2010	3,518	34,115
2011	1,560	18,758
2012	39	4,890
2013 — 2028	566,296	133

The above table excludes the maturity of debt supporting certain lease and residual value guarantees of $73,687 (see discussion below). Maturities of lease-backed notes are based on the contractual maturities of leases.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Purchases

During May 2006, we completed the cash tender offer to purchase any and all of our 7.25% notes due 2008 (the “2008 Notes”). We accepted tenders for $81,204 of aggregate principal amount (representing approximately 86%) of the 2008 Notes. As a result of the tender, we recognized a loss during fiscal 2006 from the early extinguishment of debt of $3,885, including the write-off of unamortized costs.

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

Debt Issuances

In September 2005, we issued $225,000 of notes (the “2015 Notes”) with an interest rate of 7.75%, which mature in September 2015. Interest is paid on the 2015 Notes semi-annually in March and September of each year.

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

In October 1997, we issued $125,000 of notes (the “2027 Notes”) with an interest rate of 7.30%, which mature on November 1, 2027. Interest is paid on the 2027 Notes semi-annually in May and November.

In December 1995, we issued $300,000 of notes (the “2025 Notes”) with an interest rate of 6.75%, which mature on December 1, 2025. Interest is paid on the 2025 Notes semi-annually in June and December.

Asset Securitization Conduit Financing Agreements — United Kingdom

In June 2007, our United Kingdom leasing subsidiaries, IKON Capital PLC and IKON Office Solutions Dublin Limited, terminated their Old U.K. Conduit and replaced it with the New U.K. Conduit. The terms are essentially the same as those of the Old U.K. Conduit; however, the facility size was increased from £95,000 to £105,000 and the New U.K. Conduit includes term-out provisions, such that if the New U.K. Conduit is not renewed at the end of each 364 day period during the life of the agreement or upon expiration of the agreement at the fifth anniversary date, any outstanding balance due to the lender upon termination of the 364 day facility converts to an amortizing loan to be repaid with collections from previously funded lease contracts. As a result of the terms of the New U.K. Conduit discussed above, a significant portion of previously reported current non-corporate debt became long-term non-corporate debt during June 2007.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 Notes

As previously reported in a Form 8-K filed with the SEC on March 29, 2007, following the receipt of consents from the holders of our 2015 Notes, we entered into the First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture dated as of September 21, 2005 (the “Indenture”) between the Company and The Bank of New York, as Trustee, pursuant to which the Notes were issued. The Supplemental Indenture amended the Indenture to: (i) provide the Company with additional capacity of up to $350,000 to redeem, repurchase, retire or acquire our Common Stock and declare and pay cumulative dividends if the Company’s Net Leverage Ratio is no greater than 2.0 to 1, the Company filed its quarterly report on Form 10-Q or any applicable successor form for the quarter ended March 31, 2007 (filed with the SEC on May 1, 2007) and no default has occurred and is continuing or would occur as a consequence of any such actions; and (ii) increase by $10,000 the Company’s capacity to incur indebtedness represented by capital lease obligations, mortgage financings or purchase money obligations or as part of sale and leaseback transactions. We paid consent fees totaling $15,750 to the note holders in order to gain their approval to amend the Indenture, and we incurred $680 of legal and other third party costs, all in conjunction with the solicitation of consents. The $15,750 paid directly to the note holders is amortized over the remaining term of the Notes.

Credit Facility

As previously reported in a Form 8-K filed with the SEC on March 26, 2007, we amended certain provisions of our $200,000 secured credit facility (the “Credit Facility”) relating to the Company’s ability to make restricted payments. Specifically, the amendment eliminated certain previous limitations and allows the Company to make restricted payments while in compliance with financial covenants, including the maintenance of leverage and interest coverage ratios and an aggregate yearly limit for capital expenditures, provided no default or event of default has occurred and continues, or would occur as a consequence of a restricted payment. The fees paid to the lenders for the amendment were immaterial to our fiscal 2007 Consolidated Financial Statements.

Lines of Credit

We have certain committed and uncommitted lines of credit, some of which are net of standby letters of credit. As of September 30, 2007, we had $223,720 available under lines of credit, including $170,790 available under the Credit Facility and $35,828 available under the New UK conduit. We also had open standby letters of credit totaling $29,210. The letters of credit are supported by the Credit Facility. All letters of credit expire within one year.

Debt Covenants

As of September 30, 2007, we were in compliance with all of our covenants associated with our debt instruments.

Debt Supporting Certain Lease and Residual Value Guarantees

Due mainly to certain provisions within our agreements with GE and other third party syndicators, when we are the original equipment lessor (primarily state and local government contracts), we are required to record debt (and related assets) for certain lease and residual value guarantees. As of September 30, 2007 and 2006, we had recorded $73,687 and $63,960, respectively, of debt on our balance sheet comprised of the following:

•	We have transferred $62,994 of lease receivables to GE ($61,934 in the U.S. and $1,060 in Germany), for which we have retained certain risks of ownership relating to the assignment of the lease receivables. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the lease receivables on our balance sheet. In the event GE is unable to recover any lease payments from the lessee as a result of our retained ownership risk, we would be required to repurchase the lease receivable.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the inception of our relationship with GE in 2004, we have not been required to repurchase any lease receivables under this scenario. This balance was $54,623 at September 30, 2006.

•	We have transferred lease receivables to GE and other third party syndicators for which we have retained certain risks of ownership relating to potential service performance failures. As a result, we are required to record an asset and a corresponding amount of debt representing the present value of the residual value related to these lease receivables. At September 30, 2007 and 2006, we had recorded $8,811 and $3,850, respectively, of debt and associated residual value. This debt will not be repaid unless required under the applicable lease agreement in the event that an IKON service performance failure is determined to relieve the lessee of its lease payment obligations. We expect the total repurchases of lease receivables in the future, if any, relating to our service performance to be immaterial.

•	We have $1,882 of debt related to equipment on operating leases that has been funded by GE for which we are required to keep the net book value of the operating leases and a corresponding amount of debt on our balance sheet until the expiration of the operating lease agreement. This balance was $5,487 at September 30, 2006.

Senior Unsecured Notes to be Issued in Fiscal 2008

During the first quarter of fiscal 2008, the Company expects to issue $150,000 of senior unsecured notes due December 2011 in connection with the completion of a modified Dutch auction self-tender. See Note 9 for additional information.

8.	CONTINGENCIES

Environmental and Legal

We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to our previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,310 and $7,444 as of September 30, 2007 and 2006, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our Consolidated Financial Statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.

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

We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities related to pre-December 1986 activities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We currently reimburse the trusts for the costs and expenses incurred by them for black lung and workers’ compensation claims. As of September 30, 2007 and 2006, our accrual for black lung and workers’ compensation liabilities related to B&T was $9,327 and $10,147, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.

As of September 30, 2007, we had accrued aggregate liabilities totaling $1,470 in other accrued expenses and $14,167 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our Consolidated Financial Statements may have been incurred.

Other Contingencies

In connection with the Transactions with GE, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such transactions. Under the definitive asset purchase agreements in connection with the Transactions, if GE were to incur a liability in connection with an indemnifiable claim, we may be required to reimburse GE for the full amount of GE’s damages.

We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON, or the unenforceability of certain state and local government contracts. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at September 30, 2007 was $266,978. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $115 at September 30, 2007. The equipment leased to the customers related to the above indemnifications represents collateral that, in most instances, we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.

There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of September 30, 2007, believes that the impact of these other contingencies will not be material to our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Fiscal Year Ended September 30,
	2007	2006	2005

Shares outstanding at beginning of year	127,615	134,920	142,134
Treasury share activity:
Repurchases	(12,074)	(10,683)	(8,453)
Reissued for:
Exercise of options	1,931	3,305	1,030
Issuance of shares for employee stock plans	98	73	209

Shares outstanding at end of year	117,570	127,615	134,920

The rights agreement which provided holders of our common stock with rights to purchase shares of our Series 12 Preferred Stock in the event a person or group acquired beneficial ownership of 15% or more of the shares of our common stock or commenced a tender or exchange offer that would result in such a person or group owning 15% or more of the shares of our common stock, expired by its terms on June 18, 2007. As of September 30, 2007, the Company has 480 shares authorized of Series 12 Preferred Stock.

In March 2004, our Board of Directors authorized us to repurchase up to $250,000 of our outstanding common stock. Subsequent to March 2004, our Board of Directors authorized $150,000, and $200,000 capacity increases in February 2006, and April 2007, respectively (the “Repurchase Plan”). The Repurchase Plan will remain in effect until the repurchase limit is reached; however, our Board of Directors may discontinue, decrease or increase the capacity of the Repurchase Plan at any time. During the fiscal year ended September 30, 2007, we repurchased 12,074 shares of our outstanding common stock, of which 12,072 shares were purchased under the Repurchase Plan for $174,668, and since the inception of our Repurchase Plan on March 31, 2004 and through September 30, 2007 we have repurchased 37,925 of our shares for $469,715. Under the terms of our Credit Facility, as amended in March 2007, we are no longer limited in making payments to repurchase stock, provided we are in compliance with financial covenants, which we were in compliance with as of September 30, 2007. However, we are subject to limitations on share repurchases under the terms defined in the Indenture to the 2015 Notes (as discussed in Note 7) and as of September 30, 2007, our capacity for additional share repurchases was $315,195. This amount will increase by a function of future net income or decrease by a function of future net losses (as defined in the Indenture), and it will be reduced by the amount of future share repurchases. As of November 29, 2007 (the date of the filing of this report), our capacity for additional share repurchases with respect to our 2015 Notes was reduced to $295,195 as a result of share repurchase activity subsequent to September 30, 2007.

As discussed under Item 5 of this report, during the first quarter of fiscal 2008 our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authority to $1,100,000 under the Repurchase Plan. In connection with this additional increase, we announced that we intend to repurchase up to $295,000 of our common stock through a modified Dutch auction self-tender offer (the “Dutch Auction”). To fund a portion of the Dutch Auction, we expect to issue $150,000 of senior unsecured notes due December 2011 during the first quarter of fiscal 2008. To fund the remaining portion of the Dutch Auction we expect to utilize existing cash. We expect to repurchase the difference between the $500,000 and the amount repurchased through the Dutch Auction during fiscal 2008; however, the rate and pace of such share repurchases will be subject to certain conditions, including the receipt of additional financing.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	September 30
	2007	2006	2005

Numerator:
Numerator for basic earnings per common share — income from continuing operations	$114,487	$106,249	$73,195
Effect of dilutive securities:
Interest expense on Convertible Notes, net of taxes of: 2006 — $58; 2005 — $4,931	—	88	7,553

Numerator for diluted earnings per common share — net income from continuing operations	$114,487	$106,337	$80,748

Denominator:
Denominator for basic earnings per common share — weighted average common shares	124,563	131,336	139,890
Effect of dilutive securities:
Convertible Notes	—	194	16,613
Employee stock awards	696	551	378
Employee stock options	1,083	860	810

Dilutive potential common shares	1,779	1,605	17,801
Denominator for diluted earnings per common share — adjusted weighted average common shares and assumed conversions	126,342	132,941	157,691

Basic earnings per common share from continuing operations	$0.92	$0.81	$0.52

Diluted earnings per common share from continuing operations	$0.91	$0.80	$0.51

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

Options to purchase 1,740, 1,699 and 7,388 shares of common stock were outstanding during fiscal 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

For additional disclosures regarding employee stock based compensation, see Note 11.

11.	STOCK BASED COMPENSATION

The Company adopted SFAS 123(R), during fiscal 2005, using the modified retrospective transition method. In accordance with SFAS 123(R), we are required to recognize compensation expense for all stock-based compensation options and awards granted prior to, but not yet vested as of September 30, 2004, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based Compensation,” and compensation expense for all stock-based compensation options and awards granted subsequent to September 30, 2004, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As of September 30, 2007, the Company had 9,952 shares available for grant under existing equity compensation plans.

As of September 30, 2007, total compensation cost related to non-vested options and awards not yet recognized is estimated to be $12,467. These costs will be recognized through fiscal 2013 based on the weighted average periods for stock options and awards.

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

During the years ended September 30, 2007, 2006, and 2005, the Company issued 657, 1,242 and 1,656 stock options, respectively.

During the years ended September 30, 2007, 2006, and 2005 the Company recognized $5,944, $6,649, and $7,863, respectively, of stock based compensation expense related to stock options.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in common shares under option were:

		Weighted
	Shares	Average Price

September 30, 2004	13,170	$11.28
Granted	1,656	10.89
Exercised	(1,030)	4.61
Cancelled	(1,292)	14.34

September 30, 2005	12,504	11.46
Granted	1,242	10.92
Exercised	(3,305)	12.07
Cancelled	(1,075)	25.10

September 30, 2006	9,366	11.50
Granted	657	16.30
Exercised	(1,931)	15.23
Cancelled	(436)	26.80

September 30, 2007	7,656	$11.60
Exercisable at September 30, 2007	5,989 *	$11.28

*	4,696 of the 5,989 options exercisable at September 30, 2007 have an exercise price that is lower than the closing price of the Company’s stock on September 30, 2007.

The total pretax intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $11,481, $17,694, and $5,864, respectively.

The weighted-average fair value at date of grant for options granted during fiscal years 2007, 2006 and 2005 were $4.46, $5.08 and $4.85, respectively, and were estimated using the Black-Scholes option-pricing model. The following assumptions were applied for fiscal 2007, 2006, and 2005, respectively:

	Fiscal Year Ended September 30
	2007	2006	2005

Expected dividend yield(1)	1.0%	1.5%	1.5%
Expected volatility rate(2)	24.7%	55.0%	53.7%
Expected life(3)	5.0 years	5.0 years	5.0 years
Risk-free interest rate(4)	4.5%	4.4%	3.6%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	For options granted prior to October 1, 2006, the expected volatility rate was determined using historical price observations at regular intervals since 1993 through the respective option date. For options granted after October 1, 2006, the expected volatility rate was determined using historical price observations at regular intervals since April 1, 2004. Effective October 1, 2006, we revised the historical period in which we use to calculate our volatility assumption. This change was made to more accurately reflect our current business model by utilizing the date which we sold our U.S. leasing business, April 1, 2004, as the historical starting point. We believe this period more accurately reflects the volatility of our stock price going forward. Furthermore, the change in our methodology did not have a material impact on our consolidated statement of operations for fiscal 2007; however, this change may or may not have a material impact on future years.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding at	Average	Remaining	Aggregate	Exercisable at	Average	Remaining	Aggregate
	September 30,	Exercise	Contractual	Intrinsic	September 30,	Exercise	Contractual	Intrinsic
Range of Exercise Prices	2007	Price	Life	Value	2007	Price	Life	Value

$ 2.38 - 9.10	1,774	$6.27	5.41 years	$11,675	1,774	$6.27	5.41 years	$11,675
9.11 - 10.79	1,276	10.57	6.07	2,909	1,204	10.59	5.97	2,719
10.83 - 12.69	2,749	11.11	6.71	4,787	1,718	11.23	6.10	2,776
12.85 - 20.00	1,460	15.86	5.14	—	896	15.46	2.60	—
20.00 - 33.47	397	26.46	1.21	—	397	26.46	1.21	—

	7,656	$11.60	5.72	$19,371	5,989	$11.28	5.02	$17,170

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.85 as of the last day of the fiscal year ended September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock Awards

Generally, employee stock awards vest over varying periods beginning as early as the date of issuance and fully vesting up to seven years later. In accordance with SFAS 123(R), the Company expenses employee stock awards based on the market value of the award on the issuance date using a straight-line single-option approach. Awards granted prior to the adoption of SFAS 123(R) are expensed using an accelerated multiple-option approach. On a quarterly basis, employee stock awards earn dividends that are paid out in cash.

During the years ended September 30, 2007, 2006, and 2005, the Company granted 616, 681, and 458 stock awards, respectively, with weighted average market values of $16.28, $11.04, and $10.37, respectively and terms similar to the terms mentioned above. During the years ended September 30, 2007, 2006, and 2005, there were cancellations of 44, 129, and 64 stock awards, respectively. Additionally, during the years ended September 30, 2007, 2006, and 2005, there were issuances of treasury stock of 98, 73, and 209, respectively, for stock awards that were fully vested and earned.

During the years ended September 30, 2007, 2006, and 2005, the Company recognized $3,693, $2,548, and $2,197, respectively, of stock based compensation expense related to stock awards.

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

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

froze one of our non-U.S. Plans. As a result of that freeze, we recorded a curtailment charge of $798 during the three months ended March 31, 2006. Furthermore, any Canadian employee hired on or after October 1, 2005 is not eligible to participate in our Canadian Defined Benefit Pension Plan.

The components of net periodic pension (benefit) cost for the company-sponsored defined benefit pension plans are:

	Fiscal Year Ended September 30
	2007			2006			2005
	U.S. Plans			U.S. Plans			U.S. Plans
	Main	Other	Non-U.S.	Main	Other	Non-U.S.	Main	Other	Non-U.S.
	Plan	Plans	Plans	Plan	Plans	Plans	Plan	Plans	Plans

Service cost	$—	$—	$2,951	$8,872	$80	$4,170	$28,218	$272	$3,899
Interest cost on projected benefit obligation	31,957	1,029	5,070	31,020	1,022	4,562	31,652	1,217	3,839
Expected return on assets	(36,496)	—	(5,750)	(31,871)	—	(4,603)	(31,476)	—	(3,736)
Amortization of prior service cost	—	—	(213)	42	5	(207)	511	55	6
Recognized net actuarial loss	2,538	270	1,016	8,930	443	1,470	7,439	504	642
Amortization of transition amount	—	—	—	—	—	18	—	—	37
Curtailment	—	—	—	2,641	211	798	—	—	—

Net periodic pension (benefit) cost	$(2,001)	$1,299	$3,074	$19,634	$1,761	$6,208	$36,344	$2,048	$4,687

Assumptions used to determine net periodic (benefit) cost for the company-sponsored defined benefit pension plans were:

	Fiscal Year Ended September 30
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.4%	5.3%	5.3%	6.3%	5.8%
Rates of increase in compensation levels	N/A	4.0	N/A	4.0	3.0	4.0
Expected long-term rate of return on assets	7.3	7.5	7.5	7.6	8.5	8.0

Assumptions used to determine benefit obligations as of the end of each fiscal year for the company-sponsored defined benefit pension plans were:

	Ended September 30
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans

Weighted average discount rates	6.4%	5.8%	6.4%	5.4%	5.2%	5.1%
Rates of increase in compensation levels	N/A	4.0	N/A	4.0	3.0	4.0

The fiscal year 2006 assumptions used to determine net periodic benefit costs differed from the fiscal year 2005 assumptions used to determine the benefit obligation for the defined benefit pension plans due to the curtailment of the U.S. and one of our non-U.S. defined benefit pension plans in fiscal 2006.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status and amounts recognized in the consolidated balance sheets for the company-sponsored defined benefit pension plans were:

	2007			2006
	U.S. Plans			U.S. Plans
	Main	Other	Non-U.S.	Main	Other	Non-U.S.
	Plan	Plans	Plans	Plan	Plans	Plans

Change in Benefit Obligation
Benefit obligation at beginning of year	$509,312	$17,252	$89,612	$693,572	$22,996	$87,973
Service cost	—	—	2,951	8,872	80	4,170
Interest cost	31,957	1,030	5,070	31,020	1,022	4,562
Amendments	—	—	—	—	—	(2,849)
Actuarial loss (gain)	6,391	(260)	(6,280)	(124,234)	(3,705)	(5,787)
Benefits paid	(19,799)	(1,461)	(2,879)	(18,067)	(1,500)	(2,203)
Employee contributions	—	—	—	—	—	167
Translation adjustment	—	—	8,574	—	—	5,529
Curtailment	—	—	—	(81,851)	(1,641)	(1,950)

Benefit obligation at end of year	$527,861	$16,561	$97,048	$509,312	$17,252	$89,612

Accumulated benefit obligation	$527,861	$16,561	$88,658	$509,312	$17,252	$81,923

Change in Plan Assets
Fair value of plan assets at beginning of year	$508,922	$378	$74,106	$403,578	$—	$53,697
Actual return on plan assets	54,968	—	7,583	42,011	—	6,293
Employer contribution	—	1,469	8,256	85,000	1,878	13,332
Employee contributions	—	—	—	—	—	167
Expenses	(3,947)	—	(180)	(3,600)	—	(975)
Benefits paid	(19,799)	(1,461)	(2,879)	(18,067)	(1,500)	(2,203)
Translation adjustment	—	—	8,335	—	—	3,795

Fair value of plan assets at end of year	$540,144	$386	$95,221	$508,922	$378	$74,106

Funded status	$12,283	$(16,175)	$(1,827)	$(390)	$(16,874)	$(15,506)
Net actuarial loss	32,991	3,695	15,841	43,664	4,225	23,150
Prior service credit	—	—	(2,722)	—	—	(2,628)

Net amount recognized	$45,274	$(12,480)	$11,292	$43,274	$(12,649)	$5,016

Amounts recognized on the consolidated balance sheet
Other long-term assets	$12,283	$—	$4,000	$—	$—	$—
Accrued benefit obligation	—	(16,175)	(5,827)	(390)	(16,874)	(12,898)
Deferred taxes	13,031	1,460	3,691	17,247	1,670	5,595
Accumulated other comprehensive loss	19,960	2,235	9,428	26,417	2,555	12,319

Net amount recognized	$45,274	$(12,480)	$11,292	$43,274	$(12,649)	$5,016

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2007 and 2006, our plans’ assets were allocated as follows:

	September 30
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Percentage of Plan Assets
Equity securities	31%	40%	50%	66%
Debt securities	66	53	43	20
Other, primarily cash/cash equivalents	3	7	7	14

	100%	100%	100%	100%

The primary objective underlying the pension plans’ investment policy is to ensure that the assets of the plans are invested in a prudent manner to meet the obligations of the plans as these obligations come due. The investment policy and the associated investment practices must comply with all applicable laws and regulations.

The investment policy establishes strategic asset allocation percentage targets and appropriate benchmarks for each significant asset class to obtain a prudent balance between risk and return. The interaction between plan assets and benefit obligations is periodically reviewed to assist in the establishment of strategic asset allocation targets. For fiscal 2006, the asset allocation policy for the Main Plan provided for 50% of the Plan’s assets to be invested in equity securities and 50% to be invested in fixed income securities. During fiscal 2007, the policy was revised to provide for a more conservative asset allocation, in order to better match the Plan’s assets with the benefit obligations these assets are intended to fund. As a result, during fiscal 2007, the assets of the Main Plan were reallocated such that approximately 70% are now invested in fixed income securities, and approximately 30% remain invested in equity securities. In determining fiscal 2008 net periodic pension expense for the U.S. Plans, the expected long-term rate of return was decreased to 6.7% as a result of the reallocation.

Contributions to the U.S. Plans were $1,469 and $86,878, during fiscal 2007 and 2006, respectively. These contributions included voluntary contributions of $85,000 during fiscal 2006 in anticipation of future funding requirements. Contributions, including voluntary and non-voluntary, to non-U.S. Plans were $8,256 and $13,332, during fiscal 2007 and 2006, respectively.

In fiscal 2008, we will contribute approximately $1,428 and $2,394 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements.

In the future, we expect to make the following benefit payments to participants:

	U.S.	Non-U.S.
	Plans	Plans

Fiscal year:
2008	$17,799	$2,326
2009	18,083	2,390
2010	18,222	2,479
2011	18,727	2,652
2012	19,393	2,781
2013 - 2017	116,162	18,334

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit costs over the next fiscal year for the U.S. Plans is $2,627 and the estimated net loss and estimated prior service credit of the Non-U.S Plans are $403 and $213, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plan

Many of our employees are eligible to participate in our Retirement Savings Plan (“RSP”). The RSP allows employees to invest 1% to 25% of regular compensation before taxes in nineteen different investment funds. We provide a matching contribution to an amount equal to 50% of the employees’ contributions, up to 6% of regular compensation, for a maximum match of 3%. Effective January 1, 2006, we increased the employer match of the U.S. defined contribution plan for participants who were hired prior to July 1, 2004 based on a scale commensurate with years of service, and up to a maximum match of 125%. Participants are permitted to elect to allocate our matching contribution in various investment options. Effective September 29, 2007, the Plan no longer allows new contributions to be invested nor existing funds to be transferred into our IKON common stock fund. Any contributions invested in the IKON common stock fund prior to September 29, 2007 will remain allocated to the fund, unless redirected by the participant to other investment options at their discretion. Employees vest in a percentage of our contribution after two years of service, with full vesting at the completion of five years of service. Total expense related to the RSP was $23,501, $21,644, and $16,710 in fiscal 2007, 2006, and 2005, respectively.

Long-Term Incentive Compensation Plan

We have a Long-Term Incentive Compensation Plan (“LTIP”) pursuant to which certain management employees have been granted performance-based awards that are earned upon achieving predetermined performance objectives during three-year intervals. The value of these performance-based awards is charged to expense over the related plan period. As of September 30, 2007, if the predetermined performance objectives were to be achieved in full, the 2007, 2006, and 2005 LTIP Plans would be $2,217, $2,232, and $3,409, respectively. The 2006, and 2007 Plans will be payable in cash or stock in fiscal 2009 and fiscal 2010, respectively. The 2005 Plan will be payable in cash in fiscal 2008. During fiscal 2007, 2006, and 2005, we recognized expense (income) of $1,223, $4,660, and $(689), respectively, related to the LTIP Plans for such periods.

We maintain or have maintained deferred compensation plans for certain of our existing and former employees, including certain existing and former executive officers. Our funding obligations may be accelerated upon the occurrence of certain events defined under the plans, including, among others, in the event that one of our shareholders becomes the beneficial owner of more than 15% of our common stock. Such events could have a material adverse effect on our liquidity, financial position or results of operations.

13.	DIVESTITURE OF BUSINESSES AND ASSETS

LEASING OPERATIONS

United States

On April 3, 2006, we entered into a definitive Asset Purchase Agreement with GE, effective April 1, 2006, pursuant to which GE purchased our U.S. Retained Portfolio and certain related assets (including $326,880 of lease receivables) and assumed certain related liabilities from us. We received $165,152 of proceeds from the U.S. Retained Portfolio Sale, after final closing adjustments and we recognized a gain from this transaction in our consolidated statements of income of $6,396. For federal income tax purposes, we recognized a benefit by releasing a valuation allowance associated with capital loss carryforwards to offset the tax on the gain from the sale of the U.S. Retained Portfolio. We do not retain any interest in the sold U.S. Retained Portfolio, except as discussed in Note 7.

During fiscal 2005, we received $7,217 of additional proceeds from GE as a result of the completion of the closing balance sheet audit related to the U.S. Transaction. Accordingly, we recognized a gain of $7,763 related to the additional proceeds received from GE and the reversal of contingencies previously recorded related to the U.S. Transaction of $546.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SALE OF FRENCH OPERATING SUBSIDIARY

During fiscal 2005, we sold substantially all of our operations in France (the “French Sale”). We recognized a gain in the fourth quarter of fiscal 2005 of $10,110 from the French Sale resulting from the difference between the carrying amount of assets sold and proceeds received and certain costs associated with the French Sale. We continue to support key accounts and Pan European accounts, which focuses on large, multi-national accounts, through an ongoing presence in Paris.

SALE OF MEXICAN OPERATING SUBSIDIARY

During fiscal 2005, we sold substantially all of our operations in Mexico (the “Mexican Sale”). We incurred a loss in the second quarter of fiscal 2005 of $6,734 from the Mexican Sale resulting from the difference between the carrying amount of assets sold and proceeds received and certain associated costs. We continue to serve our national and multi-national customers in Mexico and operate our remanufacturing facility located in Tijuana.

OTHER DIVESTITURES

During fiscal 2005, we sold two small U.S. business units that provided technology equipment and services to customers. As a result of these sales, we recognized a gain of $1,125.

During fiscal 2005, we recorded a charge of $733 as a result of the completion of the closing balance sheet audit related to the Canadian Transaction in fiscal 2004.

As a result of the transactions above, we recognized a net gain during fiscal 2006 and 2005 of $11,497 and $11,531, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	TAXES ON INCOME

Provision for income taxes from continuing operations:

	Fiscal Year Ended September 30
	2007		2006		2005
	Current	Deferred	Current	Deferred	Current	Deferred

Federal	$38,343	$1,543	$132,912	$(89,522)	$115,404	$(89,711)
Foreign	2,526	3,637	5,742	944	14,414	(12,015)
State	1,745	1,153	8,276	(6,683)	4,909	(1,246)

Taxes on income	$42,614	$6,333	$146,930	$(95,261)	$134,727	$(102,972)

The components of deferred income tax assets and liabilities were as follows:

	September 30
	2007	2006

Deferred tax assets:
Accrued liabilities, inventory and accounts receivable reserves	$81,999	$97,991
Net operating loss and capital loss carryforwards	40,875	39,947
Tax credit carryforwards	379	406

Total deferred tax assets	123,253	138,344
Valuation allowance	30,487	28,483

Net deferred tax assets	$92,766	$109,861

Deferred tax liabilities:
Depreciation and lease income recognition	$25,910	$32,992
Other	545	150

Total deferred tax liabilities	26,455	33,142

Net deferred tax assets	$66,311	$76,719

Net operating loss (“NOL”) carryforwards consist primarily of state carryforwards of $196,763, principally expiring in fiscal 2008 through 2023 and foreign carryforwards of $46,618, of which $40,573 has no expiration date and the remaining $6,045 principally expiring in fiscal 2012 through 2022.

During fiscal 2007, we recorded the following:

•	a valuation allowance of $547 against net operating losses generated in certain foreign jurisdictions, primarily Italy, Spain, Switzerland, and the Netherlands;

•	a tax benefit of $1,432 associated with the release of a Canadian valuation allowance due to improved Canadian operating performance;

•	a tax benefit of $4,838 as a result of tax audit settlements with numerous taxing authorities primarily in state and foreign jurisdictions;

•	a tax benefit of $1,284 from the difference between our actual liability upon filing our tax returns compared to the tax provision; and

•	other miscellaneous tax benefits totaling $1,356.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2006, we recorded the following:

•	a valuation allowance of $910 against net operating losses generated in certain foreign jurisdictions, primarily Italy, Spain and Switzerland;

•	a valuation allowance of $251 against net operating losses generated in France. Partially offsetting this tax expense, we recorded a tax benefit of $245 associated with the reversal of valuation allowances for capital loss carryforwards, as additional proceeds were received from the sale of our French operations that occurred in fiscal 2005;

•	a tax benefit of $1,723 associated with the divestiture of Kafevend as the gain on the divestiture of Kafevend is exempt from income tax under United Kingdom tax law;

•	a tax benefit of $2,700 associated with the release of a Canadian tax reserve for which the underlying tax exposure has been resolved;

•	additional tax expense of $2,400 resulting from the revaluation of a Canadian deferred tax asset driven by legislative tax rate changes;

•	a tax benefit of $2,341 associated with the reversal of valuation allowances for capital loss carryforwards as a result of the gain on sale of the U.S. Retained Portfolio;

•	a tax benefit of $1,039 resulting from the revaluation of the state net operating loss deferred tax asset driven by a Pennsylvania legislative change to annual NOL utilization limitations; and

•	a tax benefit of $1,821 from the difference between our actual state tax liability upon the filing of our state tax returns compared to the deferred state tax provision.

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

Pre-tax income from domestic and foreign operations was $126,238 and $37,196, respectively, in fiscal 2007, $123,809 and $34,109, respectively, in fiscal 2006, $83,506 and $21,444, respectively, in fiscal 2005.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense from continuing operations is as follows:

	Fiscal Year Ended September 30
	2007	2006	2005

Tax at statutory rate	$57,202	$55,271	$37,010
State income taxes, net of U.S. federal tax benefit	4,827	1,298	4,917
Net decrease in tax reserves	(4,838)	(2,373)	(691)
Valuation allowance changes	(996)	(2,145)	(2,674)
Foreign, including credits	(4,358)	(3,265)	(5,118)
Homeland Repatriation	—	2,400	—
Other	(2,890)	483	(1,689)

	$48,947	$51,669	$31,755

Our effective income tax rate was 29.9%, and 32.7% for fiscal 2007 and 2006, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undistributed earnings of our foreign subsidiaries were approximately $121,281 at September 30, 2007. Those earnings are considered to be indefinitely reinvested and, therefore, no provision has been recorded for U.S. federal and state income taxes.

15.	SEGMENT REPORTING

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and for assessing performance.

In connection with certain organizational realignments and other initiatives, during fiscal 2007, we changed the way we manage our business and as a result we have revised our operating segments from IKON North America Copier Business, IKON North America Outsourcing Business and IKON Europe (“IE”) to IKON United States, IKON Canada and IE. This change to our operating segments did not result in any change to our reportable segments. We continue to report information about our operating segments based on the structure of our internal organization and the way our chief operating decision maker, our Chief Executive Officer, organizes the segments within the enterprise for making operating decisions, assessing performance and allocating resources and management responsibility. We determined that IKON United States and IKON Canada have similar economic characteristics and, as such, we have aggregated IKON United States and IKON Canada into one reportable segment referred to as IKON North America (“INA”).

Our two reportable segments, INA and IE, each provide copiers, printers, color solutions and a variety of document management service capabilities through Enterprise Services; however, we believe they do not meet all of the aggregation criteria to be reported as one segment. Our IE segment also includes our captive finance subsidiaries in the U.K.

The accounting policies for both INA and IE are the same as those described in the summary of significant accounting policies in Note 1. The table below presents segment information from continuing operations for the fiscal years ended September 30, 2007, 2006, and 2005:

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Year Ended September 30, 2007
Revenues:
Equipment	$1,546,797	$240,933	$—	$1,787,730
Customer service and supplies	1,204,523	173,146	—	1,377,669
Managed and professional services	739,268	57,694	—	796,962
Rental and fees	128,466	8,208	—	136,674
Other	—	69,309	—	69,309

Total revenues	3,619,054	549,290	—	4,168,344

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Gross profit:
Equipment	359,159	82,327	—	441,486
Customer service and supplies	546,572	53,084	—	599,656
Managed and professional services	210,195	6,603	—	216,798
Rental and fees	94,693	7,331	—	102,024
Other	—	23,215	—	23,215

Total gross profit	1,210,619	172,560	—	1,383,179
Selling and administrative	892,989	137,864	149,473	1,180,326

Operating income(loss)	317,630	34,696	(149,473)	202,853
Interest income	—	—	11,372	11,372
Interest expense	—	—	50,791	50,791

Income from continuing operations before taxes on income	$317,630	$34,696	$(188,892)	$163,434

Year Ended September 30, 2006
Revenues:
Equipment	$1,576,071	$214,117	$—	$1,790,188
Customer service and supplies	1,296,012	149,549	—	1,445,561
Managed and professional services	688,357	52,641	—	740,998
Rental and fees	144,347	6,881	—	151,228
Other	26,448	73,826	—	100,274

Total revenues	3,731,235	497,014	—	4,228,249
Gross profit
Equipment	373,904	76,422	—	450,326
Customer service and supplies	604,075	43,945	—	648,020
Managed and professional services	187,213	6,501	—	193,714
Rental and fees	100,465	5,475	—	105,940
Other	17,503	26,275	—	43,778

Total gross profit	1,283,160	158,618	—	1,441,778
Selling and administrative	944,838	127,816	179,194	1,251,848
Gain on the divestiture of businesses, net	6,161	5,336	—	11,497
Restructuring and asset impairments benefit	322	—	—	322

Operating income (loss)	344,805	36,138	(179,194)	201,749
Loss from the early extinguishment of debt	—	—	5,535	5,535
Interest income	—	—	13,040	13,040
Interest expense	—	—	51,336	51,336

Income from continuing operations before taxes on income	$344,805	$36,138	$(223,025)	$157,918

Year Ended September 30, 2005
Revenues:
Equipment	$1,560,977	$206,035	$—	$1,767,012
Customer service and supplies	1,336,369	145,651	—	1,482,020
Managed and professional services	652,999	57,003	—	710,002
Rental and fees	169,540	5,717	—	175,257
Other	100,861	142,153	—	243,014

Total revenues	3,820,746	556,559	—	4,377,305

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Gross profit
Equipment	390,402	76,454	—	466,856
Customer service and supplies	626,558	43,922	—	670,480
Managed and professional services	175,821	6,522	—	182,343
Rental and fees	118,528	5,065	—	123,593
Other	60,747	47,659	—	108,406

Total gross profit	1,372,056	179,622	—	1,551,678
Selling and administrative	1,003,139	150,271	243,259	1,396,669
Gain on the divestiture of businesses, net	1,421	10,110	—	11,531
Restructuring and asset impairments charge	9,423	—	1,120	10,543

Operating income (loss)	360,915	39,461	(244,379)	155,997
Loss from the early extinguishment of debt	—	—	6,034	6,034
Interest income	—	—	7,388	7,388
Interest expense	—	—	52,401	52,401

Income from continuing operations before taxes on income	$360,915	$39,461	$(295,426)	$104,950

Reconciliation of segment assets, depreciation expense from continuing operations and expenditures for fixed assets from continuing operations to consolidated assets, depreciation expense from continuing operations and expenditures for fixed assets from continuing operations for the years ended September 30, 2007, 2006, and 2005 is as follows:

	IKON North	IKON	Corporate and
	America	Europe	Eliminations	Total

Year Ended September 30, 2007
Segment assets	$1,866,863	$910,276	$500,942	$3,278,081
Depreciation expense from continuing operations	43,776	6,959	17,984	68,719
Expenditures for fixed assets from continuing operations	57,333	6,536	—	63,869
Year Ended September 30, 2006
Segment assets	$1,642,112	$822,428	$773,646	$3,238,186
Depreciation expense from continuing operations	45,564	6,913	17,593	70,070
Expenditures for fixed assets from continuing operations	70,666	7,509	—	78,175
Year Ended September 30, 2005
Segment assets	$2,265,889	$821,642	$746,324	$3,833,855
Depreciation expense from continuing operations	48,494	7,542	17,074	73,110
Expenditures for fixed assets from continuing operations	60,942	9,698	1,509	72,149

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is revenue from continuing operations and long-lived asset information by geographic area for the years ended and as of September 30:

	2007	2006	2005

Revenues
United States	$3,409,679	$3,516,683	$3,602,492
United Kingdom	377,925	350,397	378,755
Canada	202,614	207,690	207,280
Other	178,126	153,479	188,778

	$4,168,344	$4,228,249	$4,377,305

	2007	2006	2005

Long-Lived Assets
United States	$1,221,047	$1,072,649	$1,093,068
United Kingdom	318,059	286,847	280,752
Canada	15,028	159,655	155,981
Other	89,739	80,426	70,823

	$1,643,873	$1,599,577	$1,600,624

Long-lived assets consist of equipment on operating leases, net property and equipment, goodwill and other assets.

16.	FINANCIAL INSTRUMENTS

We use financial instruments in the normal course of our business for purposes other than trading. These financial instruments include debt, commitments to extend credit, interest rate caps and interest rate and currency swap agreements. The notional or contractual amounts of these commitments and other financial instruments are discussed below.

Concentration of Credit Risk

We are subject to credit risk through trade receivables, lease receivables and short-term cash investments. Credit risk with respect to trade and lease receivables is minimized because of geographic dispersion of our large customer base. However, at September 30, 2007, we had accounts receivable from GE of $61,724 (including amounts unbilled), which represents a significant concentration of our accounts receivable. Accordingly, if GE were not able to repay the amount owed to us, the impact would have a material adverse effect on our liquidity, financial position and results of operations.

Short-term cash investments are placed with high credit quality financial institutions and in short duration corporate and government debt securities funds. We generally limit the amount of credit exposure in any one type of investment instrument and with any single counterparty.

Interest Rate Cap

During fiscal 2007, we terminated our 7.00% interest rate cap as a result of us replacing the Old U.K. Conduit with the New U.K. Conduit as discussed in Note 7. The impact of the termination of the interest rate cap was immaterial to our Consolidated Financial Statements for fiscal 2007.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swap Agreement

As of September 30, 2007, we had an interest rate swap agreement relating to our New U.K. Conduit in the United Kingdom having a total notional amount of £77,500 ($158,666 in U.S. dollars on September 30, 2007). We are required to make payments to the counterparty at the fixed rate stated in the agreement (6.2% as of September 30, 2007) and in return we receive payments at a variable rate (based on the one month LIBOR which was approximately 5.1% as of September 30, 2007).

Our interest rate swap is deemed highly effective, as defined by SFAS 133, because all of the critical terms of the swap match those of the hedged item. This derivative instrument has been designated as a cash flow hedge since the time it was executed. The interest rate swap is adjusted to its fair market value at the end of each quarter and is reflected in other liabilities on our consolidated balance sheet. Unrealized net gains and losses are recorded in OCI. During the year ended September 30, 2007, unrealized net losses totaling $962 after taxes, were recorded in OCI. As of September 30, 2006, we had no interest rate swap agreements outstanding.

We are exposed to credit loss, in the event of nonperformance by the counterparty to the swap agreement. As of September 30, 2007, we do not anticipate nonperformance by the counterparty to this agreement; however, no material loss would be expected from any such nonperformance.

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

The carrying amounts and fair value of our financial instruments, excluding $73,687 and $63,960 of debt supporting certain lease and residual value guarantees at September 30, 2007 and 2006, respectively, are as follows:

	September 30,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Long-term debt:
Corporate debt	$578,557	$520,362	$593,571	$550,318
Present value of capital lease obligations, sundry notes, and bonds	14,440	14,440	1,494	1,494
Non-corporate debt	158,724	158,723	153,016	153,016
Interest rate swaps	(1,099)	(1,099)	—	—

17.	RESTRUCTURING AND DISCONTINUED OPERATIONS

During fiscal 2005, we took several actions to reduce costs, increase productivity and improve operating income. These actions involved our operations in Business Document Service (“BDS”), Legal Document Services (“LDS”), our North American field organization, our corporate staff and our operating subsidiary in Mexico. As a result of these actions we incurred a pre-tax (benefit)charge of $(245) and $22,212 during the fiscal years ended September 30, 2006 and 2005, respectively.

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following presents a reconciliation of the restructuring charges in fiscal 2005 to the accrual balance remaining at September 30, 2007, which is included in other accrued expenses on the consolidated balance sheets:

				Ending			Ending	Cash	Ending
		Cash	Non-Cash	Balance	Fiscal	Cash	Balance	Payments	Balance
	Fiscal 2005	Payments	Charges	September 30,	2006	Payments	September 30,	Fiscal	September 30,
	Charge	Fiscal 2005	Fiscal 2005	2005	Adjustments	Fiscal 2006	2006	2007	2007

Severance	$13,082	$(11,107)	$—	$1,975	$(469)	$(1,506)	$—	$—	$—
Contractual commitments	3,298	(1,846)	—	1,452	656	(1,211)	897	(897)	—
Contract termination	3,157	(3,034)	—	123	(65)	(58)	—	—	—
Asset impairments	1,672	—	(1,672)	—	—	—	—	—	—
Other non-restructuring items	1,003	—	(1,003)	—	(367)	367	—	—	—

Total	$22,212	$(15,987)	$(2,675)	$3,550	$(245)	$(2,408)	$897	$(897)	$—

In connection with our restructuring plan discussed above, we exited from BDS, a component of INA, during fiscal 2005. The exit of this business involved the sale or closure of 11 digital print centers. These sales and closures were evaluated for severance, lease liabilities, and asset impairments, including goodwill, in accordance with our accounting policies. Operating activities of BDS were reported as discontinued. Summarized financial information for BDS is set forth below:

	Fiscal Year Ended September 30
	2007	2006	2005

Revenues	$—	$—	$20,577
Operating loss	—	(78)	(20,709)
Tax benefit	—	31	8,180

Net loss from discontinued operations	$—	$(47)	$(12,259)

As of September 30, 2005, all digital print centers were closed or sold.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Fiscal Year Ended September 30
	2007	2006	2005

Cash paid for income taxes	$37,794	$155,364	$92,291

Cash paid for interest on corporate and non-corporate debt	$54,118	$64,192	$81,016

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$15,406	$—	$—

IKON OFFICE SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	QUARTERLY FINANCIAL SUMMARY (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2007
Revenues	$1,007,884	$1,050,736	$1,045,016	$1,064,708	$4,168,344
Gross profit	337,112	345,009	346,958	354,100	1,383,179
Income from continuing operations before taxes on income	39,883	42,238	43,198	38,115	163,434
Income from continuing operations	27,337	30,453	29,066	27,631	114,487
Net income	27,337	30,453	29,066	27,631	114,487
Basic earnings per common share	0.21	0.24	0.23	0.23	0.92
Diluted earnings per common share	0.21	0.24	0.23	0.23	0.91
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	16.85/13.00	17.41/13.41	16.11/14.00	16.11/11.81	17.41/11.81

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006
Revenues	$1,042,863	$1,080,509	$1,046,897	$1,057,980	$4,228,249
Gross profit	362,193	365,327	358,040	356,218	1,441,778
Income from continuing operations before taxes on income	40,405	39,638	42,078	35,797	157,918
Income from continuing operations	27,632	25,368	26,871	26,378	106,249
Net loss from discontinued operations	11	(30)	10	(38)	(47)
Net income (loss)	27,643	25,338	26,881	26,340	106,202
Basic earnings (loss) per common share
Continuing operations	0.21	0.19	0.21	0.20	0.81
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income	0.21	0.19	0.21	0.20	0.81
Diluted earnings (loss) per common share
Continuing operations	0.21	0.19	0.20	0.20	0.80
Discontinued operations	0.00	0.00	0.00	0.00	0.00
Net income	0.21	0.19	0.20	0.20	0.80
Dividends per common share	0.04	0.04	0.04	0.04	0.16
Common stock price-high/low	11.06/9.60	14.34/10.32	14.37/12.15	14.36/12.15	14.37/9.60

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2007 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are effective as of September 30, 2007.

Remediation of Material Weakness Previously Reported

As of September 30, 2007 we remediated our material weakness in billing. As of September 30, 2006 and 2005, management assessed the effectiveness of the Company’s internal control over financial reporting and determined that the Company did not maintain effective controls over the accuracy and validity of revenue, accounts receivable and deferred revenue. Specifically, the Company’s controls over (i) the timely issuance of invoice adjustments, (ii) the initiation of customer master records and contracts to ensure consistent billing of periodic charges (iii) the collection of accurate meter readings from equipment to ensure the accurate generation of customer invoices and (iv) the segregation of incompatible duties within the billing function were deficient. Because, as of September 30, 2006 and 2005, these control deficiencies could result in a misstatement of the aforementioned accounts that could result in a material misstatement of the Company’s interim or annual consolidated financial statements that would not be prevented or detected, management determined that these control deficiencies, in the aggregate, constituted a material weakness.

During fiscal 2005, fiscal 2006, and fiscal 2007, we undertook several initiatives to remediate the material weakness described above, including:

•	establishing a fully-staffed service billing organization under an aligned organization structure;

•	refocusing on our conversion to One Platform comprised of a common enterprise resource planning system, primarily based on the Oracle E-Business Suite;

•	conducting tests of contract set-up procedures at each of our North American billing centers and subsequently launching a re-designed contract set-up module in the Oracle E-Business Suite in order to simplify the contract set-up process and reduce billing errors;

•	using actual service billing data from our service provider in lieu of estimated amounts;

•	initializing and subsequently expanding a program designed to assess the accuracy of estimated meter reads;

•	launching a standardization project to re-evaluate key controls over financial reporting at our North American billing centers; and

•	developing improved analyses of historical collections, credits and write-offs to calculate an estimate of billing disputes and inaccuracies to ensure that revenue, accounts receivable, and deferred revenue were appropriately stated.

As a result of these initiatives, we noted (1) improvement in the timeliness in which we issue invoice adjustments, (2) a reduction in the number of errors that occur during contract-set ups and terminations, (3) improvement in our meter read collection process, and (4) elimination of the segregation of incompatible duties within our billing function. Additionally, as of September 30, 2007, we had successfully completed the migration of nearly two-thirds of our related legacy systems to the Oracle E-Business Suite. Subsequent to September 30, 2007, but prior to the filing of this report, we successfully migrated an additional sales territory to the Oracle E-Business Suite. We expect to complete the remaining migrations during fiscal 2008.

Accordingly, we believe that these initiatives have adequately remediated the material weakness in internal control over financial reporting set forth in “Management’s Annual Report on Internal Control Over Financial Reporting” in our 2006 and 2005 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making its evaluation of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the COSO framework, our management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2007.

PricewaterhouseCoopers LLP, the Company’s registered public accounting firm, audited the Company’s internal control over financial reporting as of September 30, 2007, as stated in their report which appears in Item 8 of this report.

(c)	Changes in Internal Control Over Financial Reporting

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (our fourth fiscal quarter ended September 30, 2007) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the implementation of the One Platform Conversion and the migration of certain of our legacy systems to our Oracle E-Business Suite during the quarter ended September 30, 2007, which requires us to make substantial modifications to our information technology systems and business processes.

Item 9B.	Other Information

On November 27, 2007, IKON entered into Amendment 2007-1 (the “Amendment”) to Amended and Restated IKON Office Solutions, Inc. Executive Deferred Compensation Plan dated as of February 22, 2006 (the “Executive Plan”). The Amendment modifies the Executive Plan to (i) reduce the amount of compensation that may be deferred by plan participants; and (ii) conform the terms relating to a “change in control” event in the Executive Plan to those found in certain of IKON’s other compensatory plans, including IKON’s 2006 Omnibus Equity Compensation Plan.

The Amendment is filed as Exhibit 10.25 to this report. The foregoing description of the Amendment is qualified in its entirety by reference to the actual amendment.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors appearing in IKON’s Notice of Annual Meeting of Shareholders and Proxy Statement for the annual meeting of shareholders to be held on February 27, 2008 (the “2008 Proxy Statement”) is incorporated herein by reference. Additional information regarding executive officers appearing under “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference. The information presented in the 2008 Proxy Statement relating to the Audit Committee’s financial experts is incorporated herein by reference. Information regarding executive officers contained in Part I, Item 4A of this Form 10-K is incorporated herein by reference.

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

Information appearing under “Summary of Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Security Ownership” in the 2008 Proxy Statement is incorporated herein by reference.

Information regarding IKON’s equity compensation plans appears below:

The following table sets forth information about IKON’s common stock that may be issued under all of the IKON Office Solutions, Inc. (“IKON”) existing equity compensation plans as of September 30, 2007, including the IKON 2006 Omnibus Equity Compensation Plan (the plans merged into the Omnibus Plan including: the 2000 IKON Employee Stock Option Plan, the 2000 IKON Executive Incentive Plan, the 2003 IKON Employee Equity Incentive Plan, the 2000 IKON Non-Employee Directors’ Compensation Plan and the 2003 IKON Non-Employee Directors Compensation Plan), the IKON 1995 Stock Option Plan, the IKON Non-Employee Directors’ Plan (the former IKON 1989 and 1993 Plans merged) and the IKON Long Term Incentive Compensation Plan.

			(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued Upon	Weighted-Average	Future Equity Issuance
	Exercise of	Exercise Price of	Under Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants or Rights(1)	Warrants or Rights	Reflected in Column(a))

Plan Category
Equity compensation plans approved by security holders	9,733,404	$11.81	9,599,318
Equity compensation plans not approved by security holders	142,037	16.02	352,448

Total	9,875,441	$11.87	9,951,766

(1)	Includes shares issuable upon vesting of outstanding stock awards under the 2006 Omnibus Equity Compensation Plan (including the former Plans merged), and the IKON Long Term Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Relationships and Related Transactions” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accountant fees and services appearing under “Independent Auditors’ Fees and Services” in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following financial statements are filed as part of this report under Item 8 — “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts for the three fiscal years ended September 30, 2007.

All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at		Charged			Balance at
	Beginning of	Charged to Costs	to Other	Deductions		End of
Description	Period	and Expenses	Accounts	(additions)		Period
	(in thousands)

Year Ended September 30, 2007
Allowance for doubtful accounts on trade receivables	$8,493	$6,750		$7,894		$7,349
Lease default reserve(3)	5,473	190		934		4,729
Deferred tax valuation allowance	28,483	(996)		(3,000)		30,487
Reserve for other receivables	13,860	1,778		1,163		14,475

Year Ended September 30, 2006
Allowance for doubtful accounts on trade receivables	$12,284	$2,410 (2)		$6,201	(1)	$8,493
Lease default reserve(3)	6,613	436		1,576	(1)	5,473
Deferred tax valuation allowance	30,946	(2,145)		318		28,483
Reserve for other receivables	12,438	2,313		891		13,860

Year Ended September 30, 2005
Allowance for doubtful accounts on trade receivables	$7,224	$13,899 (2)		$8,839	(1)	$12,284
Lease default reserve(3)	6,446	2,929		2,762	(1)	6,613
Deferred tax valuation allowance	29,162	(2,674)		(4,458)		30,946
Reserve for other receivables	13,837	2,521		3,920		12,438

(1)	Accounts written-off during the year, net of recoveries for total operations.

(2)	Amounts represent charges related to total operations.

(3)	Balance relates only to our European leasing operations.

The following exhibits are filed as a part of this report (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K):

(a)(3) List of Exhibits*

Sale of Certain Assets and Liabilities Relating to our Leasing Operations in the U.S. and Canada
2.1	Asset Purchase Agreement dated as of December 11, 2003, by and among IKON, IOS Capital, LLC (“IOSC”) and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 8-K dated December 15, 2003, is incorporated herein by reference.
2.2	First Amendment dated as of March 31, 2004, between IKON and General Electric Capital Corporation, to the Asset Purchase Agreement dated as of December 10, 2003, filed as Exhibit 2.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.
2.3	Asset Purchase Agreement dated as of March 31, 2004, between IKON, an Ontario corporation, and Heller Financial Canada, filed as Exhibit 2.2 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.

2.4	Assignment and Amendment Agreement dated as of June 30, 2004, by and among Heller Financial Canada, General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, IKON, and IKON Office Solutions Northern Ltd., to the Asset Purchase Agreement dated as of March 31, 2004, filed as Exhibit 2.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.
2.5	Asset Purchase Agreement dated as of April 1, 2006, between IKON and General Electric Capital Corporation, filed as Exhibit 2.1 to IKON’s Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
Corporate Documents
3.1	Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1997 Form 10-K, is incorporated herein by reference.
3.2	Amendment to Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to IKON’s 1998 Form 10-K, is incorporated herein by reference.
3.3	Code of Regulations, filed as Exhibit 3.2 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.
Instruments Defining the Rights of Security Holders
$300 Million 6 3/4% Notes Due 2025 and Notes due 2027
4.1	Indenture dated as of December 11, 1995, between IKON and First Fidelity Bank, N.A., as Trustee, filed as Exhibit 4 to IKON’s Registration Statement No. 33-64177, is incorporated herein by reference.
$225 Million 7 3/4% Notes due 2015
4.2	Indenture dated as of September 21, 2005 between IKON and The Bank of New York, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.
4.3	Registration Rights Agreement dated as of September 21, 2005 between IKON and the Initial Purchasers of the Notes, filed as Exhibit 10.2 to IKON’s Form 8-K dated September 22, 2005, is incorporated herein by reference.
4.4	First Supplemental Indenture dated as of March 29, 2007, between IKON and The Bank of New York, as trustee, to the Indenture dated as of September 21, 2005 between IKON Office Solutions, Inc. and The Bank of New York, as Trustee, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 27, 2007.
Agreement with Commission pursuant to Regulation S-K, Item 6.01(b)(4)(iii)
4.5	Pursuant to Regulation S-K, Item 601(b)(4)(iii), IKON agrees to furnish to the Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of IKON and its subsidiaries.
Proposed Senior Unsecured Floating Rate Notes due 2011
10.1	Commitment Letter among IKON, Wachovia Investment Holdings, LLC, and Wachovia Capital Markets, LLC, filed as Exhibit 10.2 to IKON’s Form 8-K dated November 21, 2007, is incorporated herein by reference.
Credit Facility
10.2	Amended and Restated Credit Agreement dated as of June 28, 2006, by and among IKON, as Borrower, the lenders referred to therein, Deutsche Bank Securities Inc., as Syndication Agent, PNC Bank National Association, as Syndication Agent, The Royal Bank of Scotland PLC, as Documentation Agent, LaSalle Bank National Association, as Documentation Agent, Wachovia Bank, National Association, as Administrative Agent, Collateral Agent, Swingline Lender, and Issuing Lender, and Wachovia Capital Markets, LLC as Sole Lead Arranger and Sole Book Manager, filed as Exhibit 10.1 to IKON’s Form 8-K dated July 5, 2006, is incorporated herein by reference.
10.3	Amendment No. 1 to Amended and Restated Credit Agreement, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 27, 2007, is incorporated herein by reference.
Leasing Programs
10.4	Program Agreement dated March 31, 2004, between IKON and General Electric Capital Corporation, filed as Exhibit 10.1 to IKON’s Form 8-K dated April 6, 2004, is incorporated herein by reference.

10.5	Canadian Rider, dated June 30, 2004, among IKON Office Solutions, Inc., General Electric Capital Canada, Inc., as general partner of GE VFS Canada Limited Partnership Corporation, and IKON Office Solutions Northern Ltd., to the Program Agreement dated March 31, 2004 among IKON, General Electric Capital Corporation, and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 8-K dated July 7, 2004, is incorporated herein by reference.
10.6	Amended and Restated Program Agreement dated as of April 1, 2006, by and among IKON, General Electric Capital Corporation and GE Capital Information Technology Solutions, Inc., filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 2006, is incorporated herein by reference.
10.7	First Amendment to Amended and Restated Program Agreement dated as of October 11, 2006, by and among IKON, General Electric Capital Corporation and GE Capital Information Technology Solutions, Inc., filed as Exhibit. 10.1 to IKON’s Form 8-K dated October 11, 2006, is incorporated herein by reference.
10.8	Second Amendment to Amended and Restated Program Agreement dated as of June 26, 2007, filed as Exhibit 10.1 to IKON’s Form 8-K dated June 27, 2007, is incorporated herein by reference.
Compensatory Plans
10.9	Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.1 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
10.10	Amendment Number 1 to Amended and Restated Long Term Incentive Compensation Plan, filed as Exhibit 10.2 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.11	1995 Stock Option Plan, filed as Exhibit 10.5 to IKON’s Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.**
10.12	Amendment to 1995 Stock Option Plan, filed as Exhibit 10.23 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.13	Non-Employee Directors Stock Option Plan, filed as Exhibit 10.31 to IKON’s 1997 Form 10-K, is incorporated herein by reference.**
10.14	1980 Deferred Compensation Plan, filed as Exhibit 10.7 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**
10.15	Amendment dated January 1, 1997, to the 1980 Deferred Compensation Plan, filed as Exhibit 10.37 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.16	Amendment dated November 6, 1997, to 1980 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.17	1985 Deferred Compensation Plan, filed as Exhibit 10.8 to IKON’s 1992 Form 10-K, is incorporated herein by reference.**
10.18	Amendment dated November 6, 1997, to 1985 Deferred Compensation Plan, filed as Exhibit 10.29 to IKON’s 1998 Form 10-K, is incorporated herein by reference.**
10.19	Amendment dated January 1, 1997, to the 1985 Deferred Compensation Plan, filed as Exhibit 10.41 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.20	Amended and Restated 1994 Deferred Compensation Plan, filed as Exhibit 10.42 to IKON’s 2000 Form 10-K, is incorporated herein by reference.**
10.21	Amendment 2005-1, dated as of July 26, 2005, to IKON’s 1994 Deferred Compensation Plan, filed as Exhibit 10.28 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
10.22	Changes to the compensation payable to IKON’s independent directors, filed under Item 1.01 to IKON’s Form 8-K dated December 14, 2004, is incorporated herein by reference.**
10.23	Amended and Restated IKON Office Solutions, Inc. Executive Deferred Compensation Plan dated as of February 22, 2006, filed as Exhibit 10.4 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
10.24	2006 Omnibus Equity Compensation Plan, effective February 22, 2006, filed as Exhibit 10.1 to IKON’s Form 8-K dated February 22, 2006, is incorporated herein by reference.**
10.25	Amendment 2007-1, dated as of November 27, 2007, to the Amended and Restated IKON Office Solutions, Inc. Deferred Executive Compensation Plan.†

Management Contracts
10.26	Employment Agreement for Matthew J. Espe dated as of September 28, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 30, 2005, is incorporated herein by reference.**
10.27	Amendment dated as of October 25, 2005 to the Employment Agreement for Matthew J. Espe, filed as Exhibit 10.2 to IKON’s Form 8-K dated October 26, 2005, is incorporated herein by reference.**
10.28	Senior Executive Employment Agreement for Robert F. Woods, filed as Exhibit 10.1 to IKON’s Form 8-K dated September 23, 2004, is incorporated herein by reference.**
10.29	Employment Agreement for Jeffrey W. Hickling dated as of March 11, 2005, filed as Exhibit 10.1 to IKON’s Form 8-K dated March 21, 2005, is incorporated herein by reference.**
10.30	Senior Executive Employment Agreement for Brian D. Edwards dated August 9, 2004, filed as Exhibit 10.42 to IKON’s 2004 Form 10-K, is incorporated herein by reference.**
10.31	Executive Employment Agreement for David Mills dated as of October 22, 1997, filed as Exhibit 10.36 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
10.32	Supplemental Executive Employment Agreement for David Mills dated as of April 16, 1999, filed as Exhibit 10.37 to IKON’s 2005 Form 10-K, is incorporated herein by reference.**
Miscellaneous
10.33	Lease between Lexington Malvern L.P. and IKON Office Solutions, Inc. dated September 22, 2003 for 70 Valley Stream Parkway, Malvern, PA 19355, filed as Exhibit 10.80 to IKON’s 2003 Form 10-K, is incorporated herein reference.
10.34	Amendment dated as of November 20, 2007 to the Confidentiality Agreement between IKON and Steel Partners II, L.P., filed as Exhibit 10.1 to IKON’s Form 8-K dated November 21, 2007, is incorporated herein by reference.
12.1	Ratio of Earnings to Fixed Charges.
21	Subsidiaries of IKON.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Copies of the exhibits will be furnished to any security holder of IKON upon payment of the reasonable cost of reproduction.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

(b)	The response to this portion of Item 15 is contained in Item 15(a)(3) above.

(c)	The response to this portion of Item 15 is contained on page 83 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K for the fiscal year ended September 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

IKON Office Solutions, Inc.

Date: November 29, 2007

By:	/s/ Robert F. Woods
(Robert F. Woods)
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Espe (Matthew J. Espe)	Chairman and Chief Executive Officer (Principal Executive Officer)	November 29, 2007

/s/ Robert F. Woods (Robert F. Woods)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 29, 2007

/s/ Theodore E. Strand (Theodore E. Strand)	Vice President and Controller (Principal Accounting Officer)	November 29, 2007

/s/ Philip E. Cushing (Philip E. Cushing)	Director	November 29, 2007

/s/ Thomas R. Gibson (Thomas R. Gibson)	Director	November 29, 2007

/s/ Richard A. Jalkut (Richard A. Jalkut)	Director	November 29, 2007

/s/ Arthur E. Johnson (Arthur E. Johnson)	Director	November 29, 2007

/s/ Kurt M. Landgraf (Kurt M. Landgraf)	Director	November 29, 2007

/s/ Gerald Luterman (Gerald Luterman)	Director	November 29, 2007

Signature	Title	Date

/s/ William E. McCracken (William E. McCracken)	Director	November 29, 2007

/s/ William L. Meddaugh (William L. Meddaugh)	Director	November 29, 2007

/s/ Hellene S. Runtagh (Hellene S. Runtagh)	Director	November 29, 2007

/s/ Anthony P. Terracciano (Anthony P. Terracciano)	Director	November 29, 2007