Form 10-Q
period 2007-12-31
IKON OFFICE SOLUTIONS INC
filed 2008-02-05
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of common stock, no par value, outstanding on February 4, 2008 is 93,621,160

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth, operational efficiency and capital strategy initiatives; earnings, revenue, cash flow, margins and results from continuing operations; our liquidity; our tax rate; the development and expansion of our strategic alliances and partnerships; share repurchases; restructuring actions; the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our North American and European markets (the “One Platform Conversion”); anticipated growth rates in the digital monochrome and color equipment and our services businesses; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
     The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our management’s current views of IKON with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. We will not update these forward-looking statements, even though our situation may change in the future. Whether actual results will conform with our expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, risks and uncertainties relating to:
•	conducting operations in a competitive environment and a changing industry;

•	existing or future supplier relationships;

•	our lease program relationships with General Electric Capital Corporation (“GE”);

•	our ability to execute on our strategic priorities;

•	our One Platform Conversion and our infrastructure and productivity initiatives;

•	new technologies;

•	economic, legal and political issues associated with our international operations; and

•	our ability to maintain effective internal control over financial reporting.
     A further description of these risks and uncertainties is included in Part I, “Item 1A. Risk Factors, of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2007, and such risk factors are incorporated herein by reference.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	December 31, 2007	September 30, 2007

Assets
Cash and cash equivalents	$142,446	$349,237
Accounts receivable, net	553,913	552,716
Lease receivables, net	81,604	84,207
Inventories	357,329	287,503
Prepaid expenses and other current assets	33,502	35,085
Deferred taxes	51,729	48,167

Total current assets	1,220,523	1,356,915

Long-term lease receivables, net	249,283	251,776
Equipment on operating leases, net	64,801	72,052
Property and equipment, net	153,775	154,218
Deferred taxes	35,806	18,144
Goodwill	1,326,564	1,333,249
Other assets	91,965	84,354

Total Assets	$3,142,717	$3,270,708

Liabilities
Current portion of corporate debt	$20,482	$16,798
Current portion of non-corporate debt	49,508	51,077
Trade accounts payable	307,438	263,657
Accrued salaries, wages and commissions	71,756	93,052
Deferred revenues	103,169	109,796
Income taxes payable	5,379	15,240
Other accrued expenses	125,495	129,323

Total current liabilities	683,227	678,943
Long-term corporate debt	725,144	576,199
Long-term non-corporate debt	178,582	181,334
Other long-term liabilities	164,954	128,211

Commitments and contingencies (Note 9)

Shareholders’ Equity
Common stock, no par value	1,062,267	1,058,104
Retained earnings	921,987	912,974
Accumulated other comprehensive income	118,011	132,189
Cost of common stock in treasury	(711,455)	(397,246)

Total Shareholders’ Equity	1,390,810	1,706,021

Total Liabilities and Shareholders’ Equity	$3,142,717	$3,270,708

Supplemental Information
Shares of common stock authorized	300,000	300,000

Shares of common stock issued	149,310	149,310
Treasury stock	55,816	31,740

Shares of common stock outstanding	93,494	117,570

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	December 31
	2007	2006
Revenues
Equipment	$392,643	$416,237
Customer service and supplies	350,221	345,970
Managed and professional services	205,875	192,243
Rental and fees	30,963	35,408
Other	18,353	18,026

	998,055	1,007,884

Cost of Revenues
Equipment	290,944	312,384
Customer service and supplies	198,090	194,230
Managed and professional services	149,154	142,252
Rental and fees	7,698	9,909
Other	12,274	11,997

	658,160	670,772

Gross Profit
Equipment	101,699	103,853
Customer service and supplies	152,131	151,740
Managed and professional services	56,721	49,991
Rental and fees	23,265	25,499
Other	6,079	6,029

	339,895	337,112

Selling and administrative expenses	295,429	288,137
Restructuring charges	6,683	—

Operating income	37,783	48,975

Interest income	2,401	3,360
Interest expense	13,236	12,452

Income before taxes on income	26,948	39,883
Taxes on income	11,975	12,546

Net income	$14,973	$27,337

Basic Earnings Per Common Share	$0.13	$0.21

Diluted Earnings Per Common Share	$0.13	$0.21

Cash dividends per common share	$0.04	$0.04

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended December 31
	2007	2006
Cash Flows from Operating Activities
Net income	$14,973	$27,337
Additions (deductions) to reconcile net income to net cash used in operating activities:
Depreciation	18,372	17,143
Amortization	252	59
Other non-cash items	354	458
Loss on disposal of property and equipment	68	151
Provision for losses on accounts receivable	2,665	1,782
Restructuring charges	6,683	—
Provision for deferred income taxes	(335)	(4,282)
Stock-based compensation expense	3,139	2,848
Excess tax benefits from stock-based payments arrangements	(141)	(788)
Pension expense	1,058	524
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,657)	29,482
Increase in inventories	(70,798)	(51,051)
Decrease in prepaid expenses and other current assets	2,661	2,995
Increase in accounts payable	41,675	15,235
Decrease in deferred revenue	(6,719)	(7,580)
Decrease in accrued expenses	(33,573)	(55,302)
Contributions to pension plans	(1,102)	(801)
Increase in taxes payable	8,718	13,674
Other	—	(324)

Net cash used in operating activities	(15,707)	(8,440)

Cash Flows from Investing Activities
Expenditures for property and equipment	(9,908)	(4,837)
Expenditures for equipment on operating leases	(3,658)	(7,345)
Proceeds from the sale of property and equipment and equipment on operating leases	3,294	2,732
Proceeds from the sale of lease receivables	52,325	53,481
Lease receivables — additions	(82,696)	(80,925)
Lease receivables — collections	28,011	24,597
Proceeds from life insurance	921	2,227
Other	(1,620)	76

Net cash used in investing activities	(13,331)	(9,994)

Cash Flows from Financing Activities
Short-term corporate debt borrowings, net	—	1
Repayment of other borrowings	(5,780)	(27)
Debt issuance costs	(2,506)	—
Corporate — debt issuances	151,780	—
Corporate — debt repayments	(1,278)	(218)
Non-corporate debt — issuances	—	4,220
Non-corporate debt — repayments	—	(7,139)
Dividends paid	(4,641)	(5,092)
Proceeds from stock option exercises	1,350	10,283
Excess tax benefits from stock-based payments arrangements	141	788
Purchase of treasury shares	(315,804)	(34,091)

Net cash used in financing activities	(176,738)	(31,275)

Effect of exchange rate changes on cash and cash equivalents	(1,015)	1,284

Net decrease in cash and cash equivalents	(206,791)	(48,425)

Cash and cash equivalents at beginning of year	349,237	414,239

Cash and cash equivalents at end of period	$142,446	$365,814

Supplemental cash flow information:
Cash paid for income taxes	$3,485	$3,743

Cash paid for interest	$16,092	$13,746

Non-cash investing and financing activities:
Assets acquired under capital leases	$1,874	$2,242

See notes to condensed consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of December 31, 2007 and the related consolidated statements of income and consolidated statements of cash flows for the three months ended December 31, 2007 and 2006, are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2007. Therefore, the interim condensed consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2007.
     The consolidated balance sheet as of September 30, 2007, is derived from the audited financial statements at that date; however, during fiscal 2008, we identified an error related to accounts receivable associated with our customer service revenue. The impact of this error was an overstatement of accounts receivable and customer service revenue as of and for the quarter ended December 31, 2005, and related to an inadvertent double accrual of certain accounts receivable in connection with a change in reporting process between the Company and one of our service providers. We assessed the materiality of this item on the quarter ended December 31, 2005, the full year ended September 30, 2006, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. We also concluded that had the error been adjusted within the first quarter 2008 financial statements, the impact of such an adjustment would have been material to our first quarter of fiscal 2008 financial statements and we would expect the error to be material to our full year fiscal 2008 results. Accordingly, in accordance with SAB 108, the September 30, 2007 balance sheet herein has been revised to correct the immaterial error and to reflect the corrected balances of accounts receivable, income taxes payable, and retained earnings as of that date. This correction resulted in a reduction of accounts receivable, income taxes payable, and retained earnings of approximately $7,400, $2,600, and $4,800, respectively. We will make corresponding adjustments as appropriate to our 2006 financial statements the next time we file those statements.
     The results of operations through the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for the full year.
2. RECENT ACCOUNTING STANDARDS
     Pending Accounting Changes
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in certain areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis from the date of adoption.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position or results of operations, but we do not expect a material impact from the adoption of SFAS 160 on our consolidated financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning October 1, 2008. We are currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning October 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.
     New Accounting Standards and Accounting Changes
     In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which prescribes a recognition measurement and threshold process for recording in the consolidated financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions.
     As a result of the adoption of FIN 48 on October 1, 2007, non-current deferred tax assets increased by $21,118, other long term liabilities increased by $39,884, income taxes payable decreased by $18,057, and we recorded a $709 charge to retained earnings for unrecognized tax benefits, interest, and penalties. Upon adoption, the Company had $37,660 of unrecognized tax benefits, and related interest and penalties of $5,242.
     The unrecognized tax benefits and related interest and penalties, net of federal income tax benefit, is $32,529. This amount can be reduced by $9,361 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments.
     If recognized, all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense in the consolidated financial statements, and, therefore, would impact the reported effective tax rate. The Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files tax returns in the United States federal jurisdiction, and various state, local and foreign jurisdictions and currently has audits in progress with a number of tax authorities. The U.S. Internal Revenue Service (“IRS”) has substantially completed their audit for tax years through fiscal 2003. During the quarter, the IRS commenced its audit of the Company’s U.S. income tax returns for fiscal 2004 through fiscal 2006. In the major state and foreign jurisdictions where the Company conducts business, tax years remain open generally back to fiscal 2003. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits may significantly change in the next 12 months due to the possible completion of various federal, state, and foreign tax audits and the expiration of various state statutes of limitations. We expect our effective income tax rate will be less than 33% for fiscal 2008 due mainly to the impact from changes in unrecognized tax benefits, partially offset by the impact in our first fiscal quarter from the one-time adjustment to our deferred tax asset resulting from a tax law change in Canada, as discussed further in Item 2 of this report.

3. ACCOUNTING FOR STOCK BASED COMPENSATION
     Stock Options
     During the three months ended December 31, 2007 and 2006, the Company issued 1,123 and 563 stock options, respectively.
     During the three months ended December 31, 2007 and 2006, the Company recognized $1,336 and $2,123 respectively, of stock based compensation expense related to stock options.
     Changes in common shares under option were:

			Weighted
	Shares		Average Price
Outstanding at September 30, 2007	7,656		$11.60
Granted	1,123		13.68
Exercised	151		8.94
Cancelled	496		21.83

Outstanding at December 31, 2007	8,132		$11.31

Exercisable at December 31, 2007	6,214	*	$10.61

*	5,297 of the 6,214 options exercisable at December 31, 2007 have an exercise price that is lower than the closing price of the Company’s stock on December 31, 2007.
     The total pre-tax intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 were $604 and $6,089, respectively.
     The weighted-average fair values at date of grant for options granted during the three months ended December 31, 2007 and 2006 were $3.80 and $4.52, respectively, and were estimated using the Black-Scholes option-pricing method.
     The following assumptions were applied for options granted during the three months ended December 31, 2007 and 2006, respectively:

	Three Months Ended December 31
	2007	2006
Expected dividend yield (1)	1.2%	1.0%
Expected volatility rate (2)	28.3%	24.6%
Expected lives (3)	5.0 years	5.0 years
Risk-free interest rate (4)	3.6%	4.4%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	The expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004, which reflects our current business model by utilizing the date at which we sold our U.S. leasing business, April 1, 2004, as the historical starting point.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Exercisable at	Average	Remaining	Aggregate
Range of	at December	Exercise	Contractual	Intrinsic	December 31,	Exercise	Contractual	Intrinsic
Exercise Prices	31, 2007	Price	Life	Value	2007	Price	Life	Value
$2.50 — 9.80	1,836	$6.51	5.2 years	$11,950	1,836	$6.51	5.2 years	$11,950
9.81 — 10.90	2,109	10.75	6.9	4,778	1,702	10.76	6.6	3,852
10.91 — 13.00	1,783	11.34	5.9	2,989	1,759	11.33	5.8	2,975
13.01 — 15.50	1,240	13.77	9.8	—	110	14.45	8.3	—
15.51 — 33.47	1,164	17.22	5.1	—	807	17.49	3.4	—

	8,132	$11.31	6.5 years	$19,717	6,214	$10.60	5.6 years	$18,777
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $13.02 as of the last day of the fiscal year ended December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
Stock Awards
     During the three months ended December 31, 2007 and 2006, the Company granted 475 and 525 stock awards, respectively.
     During the three months ended December 31, 2007 and 2006, the Company recognized $1,803 and $725, respectively, of stock based compensation expense related to stock awards, net of taxes.
     The total grant date fair value for all stock options and stock awards issued during the three months ended December 31, 2007 and 2006 was approximately $11,000 for both periods.
4. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2007	$964,517	$368,732	$1,333,249
Translation adjustment	(78)	(6,607)	(6,685)

Goodwill at December 31, 2007	$964,439	$362,125	$1,326,564

     Changes in the goodwill balance since September 30, 2007 are attributable to foreign currency translation adjustments.
5. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	December 31
	2007	2006
Numerator:
Numerator for basic & diluted earnings per common share — net income	$14,973	$27,337

Denominator:
Denominator for basic earnings per common share — weighted average common shares	113,457	127,235
Effect of dilutive securities:
Employee stock awards	553	679
Employee stock options	576	1,390

	Three Months Ended
	December 31
	2007	2006
Dilutive potential common shares	1,129	2,069
Denominator for diluted earnings per common share — adjusted weighted average common shares	114,586	129,304

Basic earnings per common share	$0.13	$0.21

Diluted earnings per common share	$0.13	$0.21

     Options to purchase 2,191 and 1,544 shares of common stock were outstanding during the three months ended December 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
6. DEBT
     In December 2007, we issued $150,000 of senior unsecured floating rate notes due 2012 (the “2012 Notes”) at an issue price equal to 99% of the principal amount or $148,500. The 2012 Notes bear interest at a variable rate per annum equal to the sum of LIBOR plus a margin of 5.00% (approximately 10% on December 31, 2007) until July 1, 2008, at which time the rate increases to LIBOR plus 5.75% thereafter. The Notes mature on January 1, 2012. Interest will be payable quarterly in arrears beginning on April 1, 2008. The proceeds from the 2012 Notes were used to finance share repurchases through our purchase for cash of $295,000 in value of shares of our common stock in December 2007 through a modified Dutch auction self-tender offer (the “Tender Offer”), as discussed in Note 7.
7. SHARE REPURCHASES
     During the first quarter of fiscal 2008, our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authority to $1,100,000 at such time (the “Repurchase Plan”). In connection with this additional increase, we repurchased 22,692 shares of common stock at a price of $13.00 per share, for a total cost of $295,000, plus related fees, through the Tender Offer. The Tender Offer was financed with the proceeds from the 2012 Notes, together with available cash. Including the shares repurchased through the Tender Offer, during the three months ended December 31, 2007, we repurchased a total of 24,258 shares of our outstanding common stock for $315,000, plus related fees. Since the inception of our share repurchase program on March 31, 2004 and through December 31, 2007, we have purchased $784,715 of our shares, leaving $315,285 available under the board authorized Repurchase Plan. Under the terms of our $200,000 secured credit facility, as amended (the “Credit Facility”) we are no longer limited in making payments to repurchase stock, provided we are in compliance with financial covenants, which we were in compliance with as of December 31, 2007. However, we are subject to limitations on share repurchases under the terms defined in the indentures to the 7.75% senior notes due 2015 (the “2015 Notes”) and the 2012 Notes. At December 31, 2007, based on the terms of our Credit Facility, 2015 Notes and 2012 Notes, we had capacity to repurchase an additional $7,310 of the Company’s common stock. This amount will increase by a function of future net income (as defined in the Indentures), and will be reduced by the amount of future share repurchases.
8. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended
	December 31
	2007	2006
Net income	$14,973	$27,337
Foreign currency translation adjustments	(13,562)	16,567
Loss on derivative financial instruments (net of tax benefit of $88)	(615)	—

Total comprehensive income	$796	$43,904

9. CONTINGENCIES
     Environmental and Legal
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to our previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,269 and $6,310 as of December 31, 2007 and September 30, 2007, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our Consolidated Financial Statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     During fiscal 2008 and 2007, we incurred a minimal amount of costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. We will continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual related to black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities related to pre-December 1986 activities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We currently reimburse the trusts for the costs and expenses incurred by them for black lung and workers’ compensation claims. As of December 31, 2007 and September 30, 2007, our accrual for black lung and workers’ compensation liabilities related to B&T was $9,009 and $9,327, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As of December 31, 2007, we had accrued aggregate liabilities totaling $1,470 in other accrued expenses and $13,808 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our Consolidated Financial Statements may have been incurred.
     Other Contingencies
     In connection with the sale of certain assets and liabilities of our U.S. leasing business and our Canadian lease portfolio to GE in 2004 and the sale of additional assets, namely retained lease receivables to GE in 2006, we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such transactions. Under the definitive asset purchase agreements in connection with these transactions, if GE were to incur a liability in connection with an indemnifiable claim, we may be required to reimburse GE for the full amount of GE’s damages.

     We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON, or the unenforceability of certain state and local government contracts. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at December 31, 2007 was $264,575. Based on our analysis of historical losses for these types of leases, we recorded reserves totaling approximately $115 at December 31, 2007. The equipment leased to the customers related to the above indemnifications represents collateral that, in most instances, we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in these transactions with GE or under the U.S. Program Agreement.
     There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management believes that the impact of these other contingencies will not be material to our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
10. SEGMENT REPORTING
     The table below presents segment information for the three months ended December 31, 2007 and 2006:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2007
Revenues:
Equipment	$330,785	$61,858	$—	$392,643
Customer service and supplies	303,097	47,124	—	350,221
Managed and professional services	191,459	14,416	—	205,875
Rental and fees	29,134	1,829	—	30,963
Other	—	18,353	—	18,353

Total revenues	854,475	143,580	—	998,055
Cost of Revenues:
Equipment	251,523	39,421	—	290,944
Customer service and supplies	165,342	32,748	—	198,090
Managed and professional services	136,087	13,067	—	149,154
Rental and fees	7,479	219	—	7,698
Other	—	12,274	—	12,274

Total cost of revenues	560,431	97,729	—	658,160
Gross Profit:
Equipment	79,262	22,437	—	101,699
Customer service and supplies	137,755	14,376	—	152,131
Managed and professional services	55,372	1,349	—	56,721
Rental and fees	21,655	1,610	—	23,265
Other	—	6,079	—	6,079

Total gross profit	294,044	45,851	—	339,895
Selling and administrative expenses	227,354	36,320	31,755	295,429
Restructuring charge	6,683	—	—	6,683

Operating income	60,007	9,531	(31,755)	37,783
Interest income	—	—	2,401	2,401
Interest expense	—	—	13,236	13,236

Income before taxes on income	$60,007	$9,531	$(42,590)	$26,948

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2006
Revenues:
Equipment	$361,755	$54,482	$—	$416,237
Customer service and supplies	304,617	41,353	—	345,970
Managed and professional services	178,473	13,770	—	192,243
Rental and fees	33,192	2,216	—	35,408
Other	—	18,026	—	18,026

Total revenues	878,037	129,847	—	1,007,884
Cost of Revenues:
Equipment	277,522	34,862	—	312,384
Customer service and supplies	165,687	28,543	—	194,230
Managed and professional services	129,925	12,327	—	142,252
Rental and fees	9,692	217	—	9,909
Other	—	11,997	—	11,997

Total cost of revenues	582,826	87,946	—	670,772
Gross Profit:
Equipment	84,233	19,620	—	103,853
Customer service and supplies	138,930	12,810	—	151,740
Managed and professional services	48,548	1,443	—	49,991
Rental and fees	23,500	1,999	—	25,499
Other	—	6,029	—	6,029

Total gross profit	295,211	41,901	—	337,112
Selling and administrative expenses	219,772	33,054	35,311	288,137

Operating income	75,439	8,847	(35,311)	48,975
Interest income	—	—	3,360	3,360
Interest expense	—	—	12,452	12,452

Income before taxes on income	$75,439	$8,847	$(44,403)	$39,883

*	Corporate and Eliminations, which is not treated as a business segment, includes certain selling and administrative functions such as finance and customer support.
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
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended December 31
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$822	$—	$720
Interest cost	8,464	1,431	8,191	1,234
Expected return on assets	(8,803)	(1,590)	(9,089)	(1,400)
Amortization of prior service cost	—	(60)	—	(52)
Recognized net actuarial loss	689	105	673	247

Net periodic pension (income) cost	$350	$708	$(225)	$749

     Contributions to the U.S. Plans and non-U.S. Plans were $387 and $715 during the three months ended December 31, 2007.
     During the remainder of fiscal 2008, we expect to make contributions of approximately $1,154 and $1,997 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements.
12. RESTRUCTURING
     We have committed to take several actions designed to reduce costs, increase productivity, and improve operating income in fiscal 2008. These actions involve our U.S. field and operations organizations and our corporate staff. By streamlining and restructuring our field and operations structure and reducing other corporate staff, we expect to save costs, while maintaining our sales capabilities and services provided to our customers. As a result of certain of these actions, we recorded a pre-tax restructuring charge of $6,683, representing severance for 286 employees during the first quarter of fiscal 2008. These restructuring costs were incurred by the North America reporting segment.
     As of December 31, 2007, no terminations or severance payments were made related to the above actions. The restructuring accrual is included in other accrued expenses on the consolidated balance sheet.
     Severance payments to terminated employees will be made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements.

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Beyond	Total

Projected severance payments	$4,552	$1,546	$585	—	$6,683
The employees affected by the charge are as follows:

			Remaining Employees
		Fiscal 2008	yet to be
	Employees	Employee	Terminated
Headcount Reductions	Affected	Terminations	at December 31, 2007

U.S. field and operations organizations	251	—	251
Corporate staff	35	—	35

Total	286	—	286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company
     We are the world’s largest independent channel for document management systems and services, enabling customers in North America and Western Europe to improve document workflow and increase efficiency. We integrate best-in-class printing, copying, and MFP technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta and HP, and document management software and systems from EFI, eCopy, and others, to deliver tailored, high-value solutions implemented and supported by our team of global services professionals. We represent one of the industry’s broadest portfolios of document management services, including, a unique blend of on-site and off-site managed services, professional services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of approximately 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data and references to 2008 and 2007 refer to the three months ended December 31, 2007 and 2006, respectively.
     Summary of Consolidated Results for the Three Months Ended December 31, 2007
     For the first quarter of fiscal 2008, total revenues were $998,055 representing a $9,829, or 1%, decrease from the first quarter of fiscal 2007. This decrease is primarily a result of weaker U.S. equipment sales, which resulted in a 6% decline in Equipment revenue year over year, and lower revenue from Rental and Fees. These declines were partially offset by a 7% growth in Managed and Professional Services, a favorable currency benefit of approximately 2% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes), and a year-over-year improvement in Customer Services and Supplies of 1%. Selling and administrative expenses increased $7,292, or 3%, compared to fiscal 2007, primarily from an unfavorable currency impact of approximately 2%, resulting in a selling and administrative expense to revenue ratio of 29.6%, compared to 28.6% a year ago. We also paid dividends of $4,641, or $0.04 per share and repurchased 24,258 shares of our outstanding common stock for $315,000. We had earnings per diluted share of $0.13 for the quarter, including a $0.04 restructuring charge.
     Outlook
     We have taken and continue to take several actions to improve Equipment revenue and profitability. These actions include working with our vendors to improve pricing and promotions, adjusting our go-to-market strategy, and implementing steps to improve the productivity of our sales force. We are also taking steps to reduce our cost and expense structure by approximately $25,000, which we anticipate will benefit us this fiscal year. We remain committed to growing revenue and will continue our “Sprint-to-Color” strategy in an effort to increase placements of color machines, enhance the depth and breadth of our color portfolio and improve the optimization of our customer coverage and our sales force effectiveness. We continue to focus heavily on further stabilizing our Customer Service annuity stream, growing Managed & Professional Services, and expanding geographically in Europe.
     We remain focused on delivering an expense-to-revenue ratio of about 28% in 2008, coupled with improved revenue performance, to achieve an operating income margin of about 5% and earnings per diluted share of $0.88 to $0.94, including the $0.04 restructuring charge.

RESULTS OF OPERATIONS
Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006
     Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities through IKON Enterprise Services. Approximately 86% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S.; accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended December 31, 2007
Revenues:
Equipment	$330,785	$61,858	$—	$392,643
Customer service and supplies	303,097	47,124	—	350,221
Managed and professional services	191,459	14,416	—	205,875
Rental and fees	29,134	1,829	—	30,963
Other	—	18,353	—	18,353

Total revenues	854,475	143,580	—	998,055
Cost of Revenues:
Equipment	251,523	39,421	—	290,944
Customer service and supplies	165,342	32,748	—	198,090
Managed and professional services	136,087	13,067	—	149,154
Rental and fees	7,479	219	—	7,698
Other	—	12,274	—	12,274

Total cost of revenues	560,431	97,729	—	658,160
Gross Profit:
Equipment	79,262	22,437	—	101,699
Customer service and supplies	137,755	14,376	—	152,131
Managed and professional services	55,372	1,349	—	56,721
Rental and fees	21,655	1,610	—	23,265
Other	—	6,079	—	6,079

Total gross profit	294,044	45,851	—	339,895
Selling and administrative expenses	227,354	36,320	31,755	295,429
Restructuring charges	6,683	—	—	6,683

Operating income	60,007	9,531	(31,755)	37,783
Interest income	—	—	2,401	2,401
Interest expense	—	—	13,236	13,236

Income before taxes on income	$60,007	$9,531	$(42,590)	$26,948

Three Months Ended December 31, 2006
Revenues:
Equipment	$361,755	$54,482	$—	$416,237
Customer service and supplies	304,617	41,353	—	345,970
Managed and professional services	178,473	13,770	—	192,243
Rental and fees	33,192	2,216	—	35,408
Other	—	18,026	—	18,026

Total revenues	878,037	129,847	—	1,007,884
Cost of Revenues:
Equipment	277,522	34,862	—	312,384
Customer service and supplies	165,687	28,543	—	194,230
Managed and professional services	129,925	12,327	—	142,252
Rental and fees	9,692	217	—	9,909
Other	—	11,997	—	11,997

Total cost of revenues	582,826	87,946	—	670,772

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Gross Profit:
Equipment	84,233	19,620	—	103,853
Customer service and supplies	138,930	12,810	—	151,740
Managed and professional services	48,548	1,443	—	49,991
Rental and fees	23,500	1,999	—	25,499
Other	—	6,029	—	6,029

Total gross profit	295,211	41,901	—	337,112
Selling and administrative expenses	219,772	33,054	35,311	288,137

Operating income	75,439	8,847	(35,311)	48,975
Interest income	—	—	3,360	3,360
Interest expense	—	—	12,452	12,452

Income before taxes on income	$75,439	$8,847	$(44,403)	$39,883

*	Corporate and eliminations, which is not treated as a reportable segment, includes certain selling and administrative functions such as finance and customer support.
     Equipment

	2008	2007	$ Change	% Change
Revenue	$392,643	$416,237	$(23,594)	(5.7)%
Cost of revenue	290,944	312,384	(21,440)	(6.9)%

Gross profit	$101,699	$103,853	$(2,154)	(2.1)%

Gross profit %	25.9%	25.0%
     Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and color-capable or office color, for products that exist in a walk-up environment with the ability to print both black and white and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 — 4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white, and office black and white equipment revenue represented approximately 38%, 15% and 46%, respectively, of total U.S. equipment revenue during the first quarter of fiscal 2008. The remaining 1% represented revenue from printers, fax machines and other.
     Equipment revenue in North America decreased by $30,970, or 8.6%, as a result of lower sales productivity, due in part to the negative impact from changes in both our pricing strategy and in the terms of a long-standing promotional program with one of our vendors, fewer large deals closing in the quarter, particularly for large national account customers, and an information technology outage that temporarily disrupted access to our primary operating system that delayed order entry time and the ability to close deals timely. These factors impacted revenue across all product segments.
     From a product segment view, we experienced a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. production black and white revenue decreased 16% and placements decreased 8% when compared to the same period of fiscal 2007, primarily the continued mix shift to light production equipment, even though placements were down equally across all production segments, as light production units have lower average selling prices than mid and full production equipment. Also contributing to the decline in U.S. production black and white was the negative impact of the change in terms of a long-standing vendor promotional program, which has been reinstated in our second fiscal quarter. In office black and white, placements decreased 10%, while revenue declined 14%. This decline is attributable to continued pricing pressures across all segments, the negative impact from the commoditization and convergence of segments 1 to 3, and lower sale productivity. A lower mix of segment 4 products, the highest priced machines in the office black and white segment, also negatively impacted revenue for the quarter. U.S. total color revenue increased 9% and placements were up 5% year over year driven by 11% placement growth and 39% revenue growth in color production. The primary drivers of the year over year growth were the Canon imagePRESS C7000VP and the IKON CPP650 and CPP550. Partially offsetting the strong performance in color production was a 2% revenue decline in color office, primarily driven by the negative impact from changes in both our pricing strategy and in the terms of a long-standing promotional program with one of our vendors. Both of these items have been addressed in our second fiscal quarter. Equipment revenue in Europe increased $7,376, or 14%, in the first quarter of fiscal 2008 compared to fiscal 2007 driven primarily by a currency benefit of approximately 10% and partially from revenue growth in Germany and the U.K., and the continued success of our Pan European and Global accounts initiative across Europe.
     The increase in Equipment gross profit margin from the prior year was driven by a large vendor rebate earned as a result of a significant equipment purchase late in the quarter, partially offset by pricing pressures. The vendor rebate resulted in a 150 basis point benefit to the first quarter gross profit margin.
     Customer Service and Supplies

	2008	2007	$ Change	% Change
Revenue	$350,221	$345,970	$4,251	1.2%
Cost of revenue	198,090	194,230	3,860	2.0%

Gross profit	$152,131	$151,740	$391	0.3%

Gross profit %	43.4%	43.9%
     Customer Service revenue includes revenue from the maintenance and servicing of equipment and is driven by the total number of machines in the field and the number and mix of copies made on those machines. Customer Service and Supplies revenue in North America decreased $1,520, or 0.5%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 driven by lower total page volume due to expected declining pages from analog devices, and from lower volumes from black and white office devices, partially offset by an increase in pages from color devices. Copies from color devices represented approximately 9% of total copy pages for the first quarter of fiscal 2008, compared to approximately 7% for the first quarter of fiscal 2007. Partially offsetting these trends is the continued shift to color copies, which generate higher revenue per copy than black and white, driven by color equipment placement growth. IE Customer Service and Supplies revenue increased year over year by $5,771, or 14%, primarily from a favorable currency benefit of approximately 9% and partially as a result of the increase in color copy volume and strong color equipment placement growth.
     Managed and Professional Services

	2008	2007	$ Change	% Change
Revenue	$205,875	$192,243	$13,632	7.1%
Cost of revenue	149,154	142,252	6,902	4.9%

Gross profit	$56,721	$49,991	$6,730	13.5%

Gross profit %	27.6%	26.0%
     Managed Services is comprised of our on-site Managed Services business, which includes facilities management, copy center and mail room operations and our off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our on-site Managed Services, off-site Managed Services and Professional Services businesses represented 70%, 19% and 11% of total Managed and Professional Services revenue, respectively, during the first quarter of fiscal 2008.
     INA Managed and Professional Services revenue increased $12,986, or 7%, during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. INA on-site Managed Services revenue, which represents approximately 16% of the total INA revenue mix, increased 10%, which was primarily driven by the expansion of our existing customer base and by the cumulative effect of net new site additions in the current and prior periods. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, decreased 3% year over year as a result of a lower volume of activity. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 8% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase was driven by a year-over-year increase in support and maintenance agreements, as well as increased services associated with placements of the Canon imagePRESS C7000VP.

     INA Managed and Professional Services gross profit margin percentage increased by approximately 170 basis points. This improvement was primarily the result of increased margins in on-site Managed Services as a result of an overall improvement in contract profitability, which is partially offset by a decline in off-site Managed Services margins due to a higher mix of lower margin projects. INA Professional Services margins improved primarily due to an increase in more profitable annuity streams associated with our support and maintenance agreements as well as an increase in production services at higher margin levels.
     Rental and Fees

	2008	2007	$ Change	% Change
Revenue	$30,963	$35,408	$(4,445)	(12.6)%
Cost of revenue	7,698	9,909	(2,211)	(22.3)%

Gross profit	$23,265	$25,499	$(2,234)	(8.8)%

Gross profit %	75.1%	72.0%
     Revenue generated from Rental and Fees, which includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. (“Sharing Fees”) and fees from GE for providing preferred services for lease generation in the U.S., the “Preferred Fees,” decreased due to lower Sharing Fees and Preferred Fees compared to fiscal 2007 and lower rental revenue as a result of less equipment on operating leases on our balance sheet year-over-year. Gross profit margin increased approximately 310 basis points year-over-year. INA rental and fee margins were the primary driver as a result of increased operating rental profitability.
     Other Revenue

	2008	2007	$ Change	% Change
Finance income	$6,303	$5,975	$328	5.5%
Other	12,050	12,051	(1)	(0.0)%

Total other revenue	$18,353	$18,026	$327	1.8%

Finance interest expense	$1,827	$1,418	$409	28.8%
Other	10,447	10,579	(132)	(1.2)%

Total cost of other revenue	$12,274	$11,997	$277	2.3%

Finance income gross profit	$4,476	$4,557	$(81)	(1.8)%
Other gross profit	1,603	1,472	131	8.9%

Total other gross profit	$6,079	$6,029	$50	0.8%

Finance income gross profit %	71.0%	76.3%
Other gross profit%	13.3%	12.2%
Total gross profit %	33.1%	33.4%
     Other Revenue includes finance income earned by our U.K. lease portfolio and revenue generated by our de-emphasized technology services and hardware businesses.
     Selling and Administrative Expenses

	2008	2007	$ Change	% Change
Selling and administrative expenses	$295,429	$288,137	$7,292	2.5%
Selling and administrative expenses as a % of revenue	29.6%	28.6%
     Selling and administrative expenses, which were unfavorably impacted by approximately $4,700 or 1.6% due to foreign currency translation, increased by $7,292, or 2.5%, during the first quarter of fiscal 2008 and increased as a percentage of revenue from 28.6% to 29.6%.
     Significant changes in selling and administrative expenses impacting the Company were:
•	an increase in compensation and benefits of approximately $9,000, primarily as a result of higher fixed selling wages and a year-over-year increase in sales headcount;

•	an increase in travel expense of $1,600 primarily driven by the year-over-year increase in sales headcount; and

•	a decrease of $3,500 as a result of lower spending for information technology and professional fees.
     Other Items

	2008	2007
Restructuring charge	$6,683	—
Interest income	2,401	3,360
Interest expense	13,236	12,452
Taxes on income	11,975	12,546
Net income	14,973	27,337
Diluted earnings per common share	$0.13	$0.21
     The restructuring charge relates to certain actions taken in fiscal 2008 to lower costs and reduce headcount. Refer to the Restructuring section below for further discussion.
     Interest income decreased year over year as a result of a lower average invested cash balance in fiscal 2008 and also from a higher mix of lower yield tax-free investments in the current period compared to the prior period.
     Interest expense increased from the first quarter of fiscal 2007 primarily as a result of the issuance of the 2012 Notes during December 2007.
     Our effective income tax rate was 44.4% and 31.5% for the first quarter of fiscal 2008 and 2007, respectively. The first quarter of fiscal 2008 tax rate includes a one time charge of approximately $2,400 related to a tax law change in Canada. The first quarter fiscal 2007 effective tax rate includes one-time benefits related to the settlement of certain tax audits. The effective income tax rate for our second fiscal quarter is expected to be 34% to 36% and our full fiscal year tax rate is expected to be less than 33%.
     Diluted earnings per common share were $0.13, including a $0.04 restructuring charge, for the three months ended December 31, 2007, compared to $0.21 for the three months ended December 31, 2006. The year-over-year decrease is attributable mainly to the impact of the restructuring charge, lower equipment revenue, higher selling and administrative costs and a higher effective tax rate, partially offset by lower outstanding shares and slightly higher gross profit dollars.
FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the three months ended December 31, 2007 as reported in our consolidated statements of cash flows:

2008
Cash used in operating activities	$(15,707)
Cash used in investing activities	(13,331)
Cash used in financing activities	(176,738)
Effect of exchange rate changes on cash and cash equivalents	(1,015)

Decrease in cash and cash equivalents	(206,791)
Cash and cash equivalents at the beginning of the year	349,237

Cash and cash equivalents at the end of period	$142,446

     Operating Cash Flows
     For the three months ended December 31, 2007, cash used in operating activities was $15,707. Net income from continuing operations was $14,973 and non-cash operating expenses, which include items such as depreciation, amortization, other non-cash items, stock based compensation expense, restructuring charges, provisions for losses on accounts receivable and leases, loss on disposal of property and equipment, pension expense and deferred income taxes, were $32,256. Significant uses of cash included an increase in inventory of $70,798, decrease in accrued expenses of $33,573, decrease in deferred revenue of $6,719 and an increase in accounts receivable of $3,657. The inventory increase was primarily due to a large equipment purchase from one of our vendors in the latter part of the quarter, which entitled us to earn a significant rebate. We expect to sell the vast majority of this incremental inventory during our second fiscal quarter. Partially offsetting this use of cash for inventory was an increase in accounts payable of $41,675 compared to the balance at September 30, 2007, primarily as a result of the large inventory purchase discussed above. Our inventory turns decreased to 4.6 from 5.7 at September 30, 2007. Accrued expenses decreased mainly as a result of the payment of fiscal 2007 performance compensation. Deferred revenues decreased primarily as a result of the timing and the mix of our customer service contracts. Trade accounts receivable increased mainly due to amounts due from third party financing companies which increased to $80,004 at December 31, 2007, compared to $75,972 at September 30, 2007. This increase was also impacted by a temporary year-end outage that disrupted access to our primary operating system that delayed order entry time and slowed down our process of submitting required documents to GE for them to remit equipment funding to us. This outage had a direct impact on the timing of funding from GE at quarter-end and contributed to the increase in accounts receivable. The outage has been corrected and we believe we have implemented appropriate measures to prevent its reoccurrence. Also contributing to the increase in accounts receivables is the vendor rebate associated with the large inventory purchase discussed above. This vendor rebate was settled in January 2008. Our days sales outstanding on trade accounts receivable improved steadily from 51 days at December 31, 2006 to 49 days at December 31, 2007. Our aged accounts receivable balances greater than 90 days old decreased year over year from 7.7% to 5.5%, and our aged accounts receivable balances greater than 150 days old decreased year over year from 2.3% to 2.0%. Additionally we also contributed $1,102 to our pension plans during the quarter. Other sources of cash included a decrease in prepaid expenses and other current assets of $2,661 and an increase in taxes payable of $8,718 due to the timing of the estimated quarterly tax payments.
     Investing Cash Flows
     During the three months ended December 31, 2007, $13,331 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $9,908 and $3,658, respectively. Sources of cash from investing activities included $3,294 from the proceeds from the sale of property and equipment and equipment on operating leases. In addition, we used $2,360 from the addition of lease receivables, net of the sale and collection of lease receivables.
     Financing Cash Flows
     During the three months ended December 31, 2007, we used $176,738 of cash for financing activities. We returned $320,445 of cash to our shareholders in the form of common stock repurchases of 24,258 shares for $315,804 (including related fees) and payment of dividends of $4,641 representing $0.04 per common share to shareholders of record. Partially offsetting these outflows were cash proceeds of $151,780 of corporate debt, the majority of the balance relating to the issuance of the 2012 Notes (as discussed in Note 6 of our Consolidated Financial Statements in Item 1 of this report), and proceeds received from stock option exercises of $1,350 during the quarter.
     Capital Structure
     Our total debt outstanding as of December 31, 2007 and September 30, 2007 was $973,716 and $825,408, respectively. This includes corporate debt of $745,626 and $592,997 and non-corporate debt of $228,090 and $232,411 as of December 31, 2007 and September 30, 2007, respectively. Our debt-to-capital ratio was 41% and 33% as of December 31, 2007 and September 30, 2007, respectively.

     In December 2007, we issued $150,000 of unsecured floating rate notes payable due 2012 (the “2012 Notes”) at an issue price equal to 99% of the principal amount ($148,500). The 2012 Notes bear interest at a variable rate per annum equal to the sum of LIBOR plus a margin of 5.00% (approximately 10% on December 31, 2007) until July 1, 2008, subsequently increasing to LIBOR plus 5.75% thereafter. The Notes mature on January 1, 2012 and interest will be payable quarterly in arrears beginning on April 1, 2008.
     There have been no material changes to the contractual obligations and commitments table disclosed in Item 7 of our Form 10-K for the year ended September 30, 2007, as filed with the SEC on November 29, 2007 with the exception of the issuance of the 2012 Notes in December 2007. The estimated payments due by period as of December 31, 2007 for the 2012 Notes, including related interest, are as follows:

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter

2012 Notes	$213,866	$11,820	$47,946	$154,100	—
     Additionally, the adoption of FIN 48, as discussed in Note 1 of our Consolidated Financial Statements, resulted in an increase in other-long term liabilities of $39,884. The timing of payments related to these liabilities cannot be reasonably determined.
     Liquidity Outlook
     For fiscal year 2008, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $80,000 to $110,000. In addition, we currently plan to complete the balance of the $500,000 share repurchase plan we announced in November 2007. Our plan, and the timing and rate of our repurchases, however, remain subject to financing and market conditions, as well as applicable regulations. Our share repurchases and, therefore, our ability to repurchase the entire $500,000 of common stock contemplated by our existing “standstill” agreement with Steel Partners II, L.P. (“Steel Partners”), are limited by the terms of our Credit Facility and the terms of the indentures governing the 2012 Notes and the 2015 Notes. While our repurchase capacity under these limitations will increase by a function of future net income and we may elect to limit repurchases to such incremental availability, we may also elect to replace our Credit Facility and tender for our 2012 Notes and 2015 Notes in order to increase availability on an accelerated basis. If we elect to limit repurchases to only incremental availability for the remainder of fiscal 2008, our agreement with Steel Partners would expire. In addition, our agreement with Steel Partners will expire on March 31, 2008, unless by that date we have notified Steel Partners that we have financing, on terms reasonably satisfactory to us, that together with cash on hand will be sufficient to refinance the repurchase of an additional $205,000 of our common stock and, if necessary, to refinance the 2012 Notes and 2015 Notes. If we elect to tender for the 2012 Notes and 2015 Notes, we would expect to incur a one-time cash and pre-tax charge of $60,000 to $70,000. As of the date of this filing, we have not made any decisions on the timing or approach to complete the balance of the $500,000 share repurchase plan.
     Approximately 37%, or $52,770, of our $142,446 cash balance at December 31, 2007 was held by our wholly owned foreign subsidiaries outside of the United States. While available to fund operations and strategic investment opportunities abroad, any excess funds cannot be repatriated for use in the United States without the Company incurring additional tax costs of approximately 20% to 30%. In the United States our cash position peaks on month ends due to the timing of funding by GE for equipment sales; therefore, our cash balance at a month end is not indicative of our average cash balance during most of the month.
     We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures and payment of dividends.
RESTRUCTURING
     We have committed to take several actions designed to reduce costs, increase productivity, and improve operating income in fiscal 2008. These actions involve our U.S. field and operations organizations and our corporate staff. By streamlining and restructuring our field and operations structure and reducing other corporate staff, we expect to save costs, while maintaining our sales capabilities and services provided to our customers. As a result of certain of these actions, we recorded a pre-tax restructuring charge of $6,683, representing severance for 286 employees during the first quarter of fiscal 2008. These restructuring costs were incurred by the North America reporting segment.

     As of December 31, 2007, no terminations or severance payments were made related to the above actions. The restructuring accrual is included in other accrued expenses on the consolidated balance sheet.
     Severance payments to terminated employees will be made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements.

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Beyond	Total

Projected severance payments	$4,552	$1,546	$585	—	$6,683
The employees affected by the charge are as follows:

			Remaining Employees
		Fiscal 2008	yet to be
	Employees	Employee	Terminated
Headcount Reductions	Affected	Terminations	at December 31, 2007

U.S. field and operations organizations	251	—	251
Corporate staff	35	—	35

Total	286	—	286
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 2 to the unaudited Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our discussion of market risk in Item 7A of the Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on November 29, 2007, is incorporated herein by reference. There have been no material changes noted from such disclosures made in our Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (our first fiscal quarter ended December 31, 2007) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the ongoing implementation of the One Platform Conversion and the migration of certain of our legacy systems to our Oracle E-Business Suite during the quarter ended December 31, 2007, which requires us to make substantial modifications to our information technology systems and business processes.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 1A. Risk Factors
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended December 31, 2007:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
October 1, 2007 — October 31, 2007	1,566	$12.77	1,566	$110,285
November 1, 2007 — November 30, 2007	—	—	—	610,285
December 1, 2007 — December 31, 2007	22,692	13.00	22,692	315,285

	24,258	$12.99	24,258	$315,285

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
Date: February 5, 2008
By:	/s/ ROBERT F. WOODS
(Robert F. Woods)
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)