Form 10-Q
period 2008-03-31
IKON OFFICE SOLUTIONS INC
filed 2008-05-12
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐                    Non-accelerated filer ☐             Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of common stock, no par value, outstanding on May 9, 2008 is 93,625,561

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
     A further description of these risks and uncertainties is included in Part I, “Item 1A. Risk Factors,” of our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2007, and such risk factors are incorporated herein by reference.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	March 31, 2008	September 30, 2007
Assets
Cash and cash equivalents	$203,042	$349,237
Accounts receivable, net	577,046	552,716
Lease receivables, net	81,391	84,207
Inventories	268,213	287,503
Prepaid expenses and other current assets	30,490	35,085
Income taxes receivable	4,104	—
Deferred taxes	48,028	48,167

Total current assets	1,212,314	1,356,915

Long-term lease receivables, net	252,795	251,776
Equipment on operating leases, net	62,317	72,052
Property and equipment, net	150,667	154,218
Deferred taxes	30,015	18,144
Goodwill	1,334,523	1,333,249
Other assets	93,737	84,354

Total Assets	$3,136,368	$3,270,708

Liabilities
Current portion of corporate debt	$17,248	$16,798
Current portion of non-corporate debt	59,989	51,077
Trade accounts payable	241,752	263,657
Accrued salaries, wages and commissions	85,724	93,052
Deferred revenues	112,596	109,796
Income taxes payable	—	15,240
Other accrued expenses	136,358	129,323

Total current liabilities	653,667	678,943
Long-term corporate debt	724,154	576,199
Long-term non-corporate debt	180,036	181,334
Other long-term liabilities	160,033	128,211

Commitments and contingencies (Note 10)

Shareholders’ Equity

Common stock, no par value	1,063,199	1,058,104
Retained earnings	940,637	912,974
Accumulated other comprehensive income	124,929	132,189
Cost of common shares in treasury	(710,287)	(397,246)

Total Shareholders’ Equity	1,418,478	1,706,021

Total Liabilities and Shareholders’ Equity	$3,136,368	$3,270,708

Supplemental Information
Shares of common stock authorized	300,000	300,000
Shares of common stock issued	149,310	149,310
Treasury stock	55,687	31,740

Shares of common stock outstanding	93,623	117,570

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Revenues
Equipment	$454,640	$453,686	$847,283	$869,923
Customer service and supplies	344,347	345,267	694,568	691,237
Managed and professional services	211,057	198,237	416,932	390,480
Rental and fees	33,521	34,576	64,484	69,984
Other	15,635	18,970	33,988	36,996

	1,059,200	1,050,736	2,057,255	2,058,620

Cost of Revenues
Equipment	333,541	337,709	624,485	650,093
Customer service and supplies	206,658	202,691	404,748	396,921
Managed and professional services	151,134	144,211	300,288	286,463
Rental and fees	7,435	8,486	15,133	18,395
Other	9,873	12,630	22,147	24,627

	708,641	705,727	1,366,801	1,376,499

Gross Profit
Equipment	121,099	115,977	222,798	219,830
Customer service and supplies	137,689	142,576	289,820	294,316
Managed and professional services	59,923	54,026	116,644	104,017
Rental and fees	26,086	26,090	49,351	51,589
Other	5,762	6,340	11,841	12,369

	350,559	345,009	690,454	682,121

Selling and administrative	299,060	293,280	594,489	581,417
Restructuring benefit (charge)	71	—	(6,612)	—

Operating income	51,570	51,729	89,353	100,704

Interest income	880	3,039	3,281	6,399
Interest expense	17,041	12,530	30,277	24,982

Income before taxes on income	35,409	42,238	62,357	82,121
Taxes on income	12,920	11,785	24,895	24,331

Net income	$22,489	$30,453	$37,462	$57,790

Basic Earnings Per Common Share	$0.24	$0.24	$0.36	$0.46

Diluted Earnings Per Common Share	$0.24	$0.24	$0.36	$0.45

Cash dividends per common share	$0.04	$0.04	$0.08	$0.08

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended March 31
	2008	2007
Cash Flows from Operating Activities
Net income	$37,462	$57,790
Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	36,796	33,862
Amortization	517	352
Other non-cash items	1,645	675
Loss on disposal of property and equipment	200	503
Provision for losses on accounts and lease receivable	3,842	3,891
Restructuring charge	6,612	—
Provision for deferred income taxes	9,002	7,256
Stock-based compensation expense	5,574	4,980
Excess tax benefits from stock-based compensation	(215)	(1,466)
Pension expense	2,099	1,029
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,550)	22,261
(Increase) decrease in finance lease receivables *	(1,970)	4,249
Decrease (increase) in inventories	19,184	(109,434)
Decrease in prepaid expenses and other current assets	4,226	4,646
(Decrease) increase in accounts payable	(22,334)	30,606
Increase (decrease) in deferred revenue	1,975	(10,584)
Decrease in accrued expenses	(12,298)	(49,671)
Contributions to pension plans	(1,926)	(1,936)
Decrease in income taxes payable	(1,570)	(6,280)
Other	—	48

Net cash provided by (used in) operating activities	59,271	(7,223)

Cash Flows from Investing Activities
Expenditures for property and equipment	(17,710)	(11,708)
Expenditures for equipment on operating leases	(11,886)	(12,731)
Proceeds from the sale of property and equipment and equipment on operating leases	5,679	4,928
Proceeds from life insurance	1,977	3,805
Other	(3,467)	(868)

Net cash used in investing activities	(25,407)	(16,574)

Cash Flows from Financing Activities
Short-term corporate debt borrowings, net	—	1
Repayment of other borrowings	(5,790)	(42)
Debt issuance costs	(3,915)	—
Debt modification costs	—	(15,750)
Corporate debt — issuances	151,780	—
Corporate debt — repayments	(5,933)	(615)
Non-corporate debt — issuances	18,714	4,220
Non-corporate debt — repayments	(9,849)	(7,175)
Dividends paid	(8,386)	(10,135)
Proceeds from stock option exercises	1,368	15,244
Excess tax benefits from stock-based compensation	215	1,466
Purchase of treasury shares	(316,962)	(56,115)

Net cash used in financing activities	(178,758)	(68,901)

Effect of exchange rate changes on cash and cash equivalents	(1,301)	2,111

Net decrease in cash and cash equivalents	(146,195)	(90,587)

Cash and cash equivalents at beginning of year	349,237	414,239

Cash and cash equivalents at end of period	$203,042	$323,652

Supplemental cash flow information:
Cash paid for income taxes	$17,390	$23,676

Cash paid for interest on corporate and non-corporate debt	$28,006	$27,081

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,925	$5,998

See notes to consolidated financial statements.

*	See Note 14 for further discussion regarding a change in cash flow presentation relating to our lease receivables.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of March 31, 2008, the related consolidated statements of income for the three and six months ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the six months ended March 31, 2008 and 2007, are unaudited. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2007. Therefore, the interim consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2007.
     The consolidated balance sheet as of September 30, 2007, is derived from the audited financial statements at that date; however, during fiscal 2008, as previously disclosed in our Form 10-Q for the quarterly period ended December 31, 2007, we identified an error related to accounts receivable associated with our customer service revenue. The impact of this error was an overstatement of accounts receivable and customer service revenue as of and for the quarter ended December 31, 2005, and related to an inadvertent double accrual of certain accounts receivable in connection with a change in reporting process between the Company and one of our service providers. We assessed the materiality of this item on the quarter ended December 31, 2005, the full year ended September 30, 2006, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. We also concluded that had the error been adjusted within the first quarter 2008 financial statements when it was identified, the impact of such an adjustment would have been material to our first quarter of fiscal 2008 financial statements and at that time we expected the error to be material to our full year fiscal 2008 results. Accordingly, in accordance with SAB 108, the September 30, 2007 balance sheet herein has been revised to correct the immaterial error and to reflect the corrected balances of accounts receivable, income taxes payable, and retained earnings as of that date. This correction resulted in a reduction of accounts receivable, income taxes payable, and retained earnings of approximately $7,400, $2,600, and $4,800, respectively. We will make corresponding adjustments as appropriate to our 2006 financial statements the next time we file those statements.
     Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 14.
2. RECENT ACCOUNTING STANDARDS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for us beginning January 1, 2009. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in certain areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, under SFAS No. 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15,

2008, which for the Company is our fiscal year beginning October 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis from the date of adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial position or results of operations, but we do not expect a material impact from the adoption of SFAS 160 on our consolidated financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning October 1, 2008. We are currently in the process of evaluating this standard and have not yet determined what impact, if any, the option of electing to measure certain financial instruments and other items at fair value may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.
3. ACCOUNTING FOR STOCK BASED COMPENSATION
     Stock Options
     During the three and six months ended March 31, 2008, the Company issued 261 and 1,384 stock options, respectively. During the three and six months ended March 31, 2007, the Company issued 85 and 648 stock options, respectively.
     During the three and six months ended March 31, 2008, the Company recognized $1,024 and $2,360 respectively, of stock based compensation expense related to stock options.
     During the three and six months ended March 31, 2007, the Company recognized $1,107 and $3,231 respectively, of stock based compensation expense related to stock options.
     Changes in common shares under option were:

			Weighted
			Average
	Shares		Price
Outstanding at September 30, 2007	7,656		$11.60
Granted	1,384		12.63
Exercised	156		8.75
Cancelled	525		21.71

Outstanding at March 31, 2008	8,359		$11.19

Exercisable at March 31, 2008	6,396	*	$10.51

*	871 of the 6,396 options exercisable at March 31, 2008 have an exercise price that is lower than the closing price of the Company’s stock on March 31, 2008.
     The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 were $42 and $3,647, respectively. The total pre-tax intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 were $646 and $9,736, respectively.
     The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2008 and 2007 were $2.10 and $4.14, respectively, and were estimated using the Black-Scholes option-pricing method. The weighted-average fair values at date of grant for options granted during the six months ended March 31, 2008 and 2007 were $3.36 and $4.47, respectively, and were estimated using the Black-Scholes option-pricing method.
     The following assumptions were applied for options granted during the three and six months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Expected dividend yield (1)	2.0%	1.1%	1.3%	1.0%
Expected volatility rate (2)	30.9%	25.3%	28.8%	24.7%
Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	2.8%	4.7%	3.5%	4.5%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	The expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004, which reflects our current business model by utilizing the date at which we sold our U.S. leasing business, April 1, 2004, as the historical starting point.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option grant date to when it is exercised.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Exercisable at	Average	Remaining	Aggregate
Range of	at March 31,	Exercise	Contractual	Intrinsic	March 31,	Exercise	Contractual	Intrinsic
Exercise Prices	2008	Price	Life	Value	2008	Price	Life	Value
$2.50 - 2.81	235	$2.51	2.7 years	$1,198	235	$2.51	2.7 years	$1,198
2.82 - 7.16	636	5.21	6.4	1,521	636	5.21	6.4	1,521
7.17 - 10.79	2,346	9.46	5.7	—	2,232	9.50	5.5	—
10.80 - 12.56	2,666	11.10	5.9	—	2,309	11.14	5.7	—
12.57 - 33.47	2,476	15.29	6.9	—	984	16.65	4.0	—

	8,359	$11.19	6.1 years	$2,719	6,396	$10.51	5.3 years	$2,719
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.60 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

Stock Awards
     During the three and six months ended March 31, 2008, the Company granted 95 and 570 stock awards, respectively. During the three and six months ended March 31, 2007, the Company granted 61 and 559 stock awards, respectively.
     During the three and six months ended March 31, 2008 the Company recognized $1,411 and $3,214, respectively, of stock based compensation expense related to stock awards. During the three and six months ended March 31, 2007, the Company recognized $979 and $1,749, respectively, of stock based compensation expense related to stock awards.
     The total grant date fair value for all stock options and stock awards issued during the six months ended March 31, 2008 and 2007 was approximately $12,000 for both periods.
4. INCOME TAXES
     As a result of the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on October 1, 2007, non-current deferred tax assets increased by $21,118, other long term liabilities increased by $39,884, income taxes payable decreased by $18,057, and we recorded a $709 charge to retained earnings for unrecognized tax benefits, interest, and penalties. Upon adoption, the Company had $37,660 of unrecognized tax benefits, and related interest and penalties of $5,242. The unrecognized tax benefits and related interest and penalties, net of federal income tax benefit, of $32,529 can be reduced by $9,361 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments.
     If recognized, all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense in the consolidated financial statements, and, therefore, would impact the reported effective tax rate. The Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files tax returns in the United States federal jurisdiction, and various state, local and foreign jurisdictions and currently has audits in progress with a number of tax authorities. The U.S. Internal Revenue Service (“IRS”) has substantially completed their audit for tax years through fiscal 2003. During our first fiscal quarter, the IRS commenced its audit of the Company’s U.S. income tax returns for fiscal 2004 through fiscal 2006. In the state and foreign jurisdictions in which the Company conducts significant business, tax years generally remain open back to fiscal 2003. The Company believes that the total amount of unrecognized tax benefits may significantly change during the remainder of fiscal 2008 due to the possible completion of various federal, state, and foreign income tax audits and the expiration of related statutes of limitations. The Company estimates that such changes in unrecognized tax benefits and related interest and penalties, net of federal income tax benefit, during the remainder of fiscal 2008 could range from $0 to approximately $12,000.
     For the three month and six month periods ending March 31, 2008, there were no material changes related to tax reserves that impacted the Company’s effective tax rate.
     We anticipate the effective income tax rate for our third fiscal quarter to be less than 24% due to the impact from changes in unrecognized tax benefits. We anticipate our effective income tax rate for our full fiscal year to be less than 33% due mainly to the impact from changes in unrecognized tax benefits, partially offset by the impact in our first fiscal quarter from the one-time adjustment to our deferred tax asset resulting from a tax law change in Canada. Going forward, we expect our tax rate will rise over the long term to our anticipated structural rate of about 36%.

5. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2007	$964,517	$368,732	$1,333,249
Translation adjustment	(406)	562	156
Acquisitions	449	669	1,118

Goodwill at March 31, 2008	$964,560	$369,963	$1,334,523

     During the six months ended March 31, 2008, we made two small acquisitions for approximately $2,500. Both individually and in the aggregate, we believe these acquisitions are immaterial to our Consolidated Financial Statements and do not require further disclosure herein.
6. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Numerator:
Numerator for basic & diluted earnings per common share — net income	$22,489	$30,453	$37,462	$57,790

Denominator:
Denominator for basic earnings per common share — weighted average common shares	93,871	126,329	103,717	126,787
Effect of dilutive securities:
Employee stock awards	106	706	329	692
Employee stock options	—	1,147	288	1,268

Dilutive potential common shares	106	1,853	617	1,960
Denominator for diluted earnings per common share — adjusted weighted average common shares	93,977	128,182	104,334	128,747

Basic earnings per common share	$0.24	$0.24	$0.36	$0.46

Diluted earnings per common share	$0.24	$0.24	$0.36	$0.45

     Weighted-average stock options to purchase 6,739 and 1,714 shares of common stock were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
     Weighted-average stock options to purchase 6,596 and 1,629 shares of common stock were outstanding during the six months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
     Stock options that have an exercise price lower than the average market price of our common stock, which are included in the calculation to determine the impact of any potential dilutive securities, had an anti-dilutive effect on earnings per share during the three months ended March 31, 2008. This resulted from a decrease in average market price of our common stock during the three months ended March 31, 2008, and also from a decrease in market value of stock options that have an exercise price lower than the average stock price.
     Due to the timing of the majority of our share repurchases occurring during the latter part of our first fiscal quarter of 2008, and the impact, if any, of potential increases to our average stock price over the remainder of fiscal 2008, we anticipate our weighted average fully diluted shares to exceed the actual shares outstanding for the remainder of fiscal 2008. We anticipate weighted average fully diluted shares for all of fiscal 2008 to range from 99,000 to 100,000.
7. DEBT
     In December 2007, we issued $150,000 of senior unsecured floating rate notes due 2012 (the “2012 Notes”) at an issue price equal to 99% of the principal amount or $148,500. The 2012 Notes bear interest at a variable rate per annum equal to the sum of LIBOR plus a margin of 5.00% (approximately 8% on March 31, 2008) until July 1, 2008, at which time the rate increases to LIBOR plus 5.75% thereafter. The Notes mature on January 1, 2012. Interest is payable quarterly in arrears. The proceeds from the 2012 Notes were used to finance share repurchases through our purchase for cash of $295,000 in value of shares of our common stock in December 2007 through a modified Dutch auction self-tender offer (the “Tender Offer”), as discussed in Note 8. We are entitled to redeem the 2012 Notes at the following prices (expressed as percentages of principal amount) plus accrued and unpaid interest:

Period	Percentage
Issue date through July 1, 2008	100%
July 2, 2008 through April 1, 2009	103%
April 2, 2009 through January 1, 2010	102%
After January 1, 2010	100%
8. SHARE REPURCHASES
     During the first quarter of fiscal 2008, our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authority to $1,100,000 at such time (the “Repurchase Plan”). In connection with this additional increase, we repurchased 22,692 shares of common stock at a price of $13.00 per share, for a total cost of $295,000, plus related fees, through the Tender Offer. The Tender Offer was financed with the proceeds from the 2012 Notes, together with available cash. Including the shares repurchased through the Tender Offer, during the six months ended March 31, 2008, we repurchased a total of 24,258 shares of our outstanding common stock for $315,000, plus related fees. Since the inception of our share repurchase program on March 31, 2004 and through March 31, 2008, we have purchased $784,715 of our shares, leaving $315,285 available under the Repurchase Plan. Under the terms of our $200,000 secured credit facility, as amended (the “Credit Facility”), we may repurchase stock, provided we remain in compliance with certain financial covenants, which we were in compliance with as of March 31, 2008. However, we are subject to limitations on share repurchases under the terms defined in the indentures of the 7.75% senior unsecured notes due 2015 (the “2015 Notes”) and the 2012 Notes. At March 31, 2008, under the terms of our Credit Facility, 2015 Notes and 2012 Notes, we had capacity to repurchase an additional $17,921 of the Company’s common stock. This amount will increase by a function of future net income (as defined in the indentures), and will be reduced by the amount of future share repurchases.
9. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
	2008	2007	2008	2007
Net income	$22,489	$30,453	$37,462	$57,790
Foreign currency translation adjustments	6,854	4,917	(6,708)	21,484
Gain (loss) on derivative financial instruments	64	—	(551)	—

Total comprehensive income	$29,407	$35,370	$30,203	$79,274

10. CONTINGENCIES
Environmental and Legal
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to our previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,199 and $6,310 as of March 31, 2008 and September 30, 2007, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our Consolidated Financial Statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     During fiscal 2008 and 2007, we incurred minimal costs in conjunction with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations. We will, however, continue to incur expenses in order to comply with our obligations under consent decrees, orders, voluntary remediation plans, settlement agreements and other actions to comply with environmental laws and regulations.
     We have an accrual for black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities related to pre-December 1986 activities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We currently reimburse the trusts for the costs and expenses incurred by them for black lung and workers’ compensation claims. As of March 31, 2008 and September 30, 2007, our accrual for black lung and workers’ compensation liabilities related to B&T was $8,942 and $9,327, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As of March 31, 2008, we had accrued aggregate liabilities totaling $1,470 in other accrued expenses and $13,671 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our Consolidated Financial Statements may have been incurred.
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

     We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the U.S. Program Agreement, as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON, or the unenforceability of certain state and local government contracts. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at March 31, 2008 was $261,455. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $115 at March 31, 2008. The equipment leased to the customers related to the above indemnifications represents collateral that, in most instances, we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.
     There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of March 31, 2008, believes that the impact of these other contingencies will not be material to our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
11. SEGMENT REPORTING
     The table below presents segment information for the three months ended March 31, 2008 and 2007:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended March 31, 2008
Revenues:
Equipment	$383,592	$71,048	$—	$454,640
Customer service and supplies	294,587	49,760	—	344,347
Managed and professional services	198,523	12,534	—	211,057
Rental and fees	31,901	1,620	—	33,521
Other	—	15,635	—	15,635

Total revenues	908,603	150,597	—	1,059,200
Cost of Revenues:
Equipment	284,891	48,650	—	333,541
Customer service and supplies	171,084	35,574	—	206,658
Managed and professional services	139,549	11,585	—	151,134
Rental and fees	7,208	227	—	7,435
Other	—	9,873	—	9,873

Total cost of revenues	602,732	105,909	—	708,641
Gross Profit:
Equipment	98,701	22,398	—	121,099
Customer service and supplies	123,503	14,186	—	137,689
Managed and professional services	58,974	949	—	59,923
Rental and fees	24,693	1,393	—	26,086
Other	—	5,762	—	5,762

Total gross profit	305,871	44,688	—	350,559
Selling and administrative	225,555	38,034	35,471	299,060
Restructuring benefit	(71)	—	—	(71)

Operating income	80,387	6,654	(35,471)	51,570
Interest income	—	—	880	880
Interest expense	—	—	17,041	17,041

Income before taxes on income	$80,387	$6,654	$(51,632)	$35,409

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended March 31, 2007
Revenues:
Equipment	$395,592	$58,094	$—	$453,686
Customer service and supplies	302,407	42,860	—	345,267
Managed and professional services	183,443	14,794	—	198,237
Rental and fees	32,661	1,915	—	34,576
Other	—	18,970	—	18,970

Total revenues	914,103	136,633	—	1,050,736
Cost of Revenues:
Equipment	299,559	38,150	—	337,709
Customer service and supplies	172,296	30,395	—	202,691
Managed and professional services	131,085	13,126	—	144,211
Rental and fees	8,276	210	—	8,486
Other	—	12,630	—	12,630

Total cost of revenues	611,216	94,511	—	705,727
Gross Profit:
Equipment	96,033	19,944	—	115,977
Customer service and supplies	130,111	12,465	—	142,576
Managed and professional services	52,358	1,668	—	54,026
Rental and fees	24,385	1,705	—	26,090
Other	—	6,340	—	6,340

Total gross profit	302,887	42,122	—	345,009
Selling and administrative	221,437	33,832	38,011	293,280

Operating income	81,450	8,290	(38,011)	51,729
Interest income	—	—	3,039	3,039
Interest expense	—	—	12,530	12,530

Income before taxes on income	$81,450	$8,290	$(47,502)	$42,238

     The table below presents segment information for the six months ended March 31, 2008 and 2007:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Six Months Ended March 31, 2008
Revenues:
Equipment	$714,377	$132,906	$—	$847,283
Customer service and supplies	597,684	96,884	—	694,568
Managed and professional services	389,982	26,950	—	416,932
Rental and fees	61,035	3,449	—	64,484
Other	—	33,988	—	33,988

Total revenues	1,763,078	294,177	—	2,057,255
Cost of Revenues:
Equipment	536,414	88,071	—	624,485
Customer service and supplies	336,426	68,322	—	404,748
Managed and professional services	275,636	24,652	—	300,288
Rental and fees	14,687	446	—	15,133
Other	—	22,147	—	22,147

Total cost of revenues	1,163,163	203,638	—	1,366,801
Gross Profit:
Equipment	177,963	44,835	—	222,798
Customer service and supplies	261,258	28,562	—	289,820
Managed and professional services	114,346	2,298	—	116,644
Rental and fees	46,348	3,003	—	49,351
Other	—	11,841	—	11,841

Total gross profit	599,915	90,539	—	690,454
Selling and administrative	452,909	74,354	67,226	594,489

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Restructuring charge	6,612	—	—	6,612

Operating income	140,394	16,185	(67,226)	89,353
Interest income	—	—	3,281	3,281
Interest expense	—	—	30,277	30,277

Income before taxes on income	$140,394	$16,185	$(94,222)	$62,357

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Six Months Ended March 31, 2007
Revenues:
Equipment	$757,347	$112,576	$—	$869,923
Customer service and supplies	607,024	84,213	—	691,237
Managed and professional services	361,916	28,564	—	390,480
Rental and fees	65,853	4,131	—	69,984
Other	—	36,996	—	36,996

Total revenues	1,792,140	266,480	—	2,058,620
Cost of Revenues:
Equipment	577,081	73,012	—	650,093
Customer service and supplies	337,983	58,938	—	396,921
Managed and professional services	261,010	25,453	—	286,463
Rental and fees	17,968	427	—	18,395
Other	—	24,627	—	24,627

Total cost of revenues	1,194,042	182,457	—	1,376,499
Gross Profit:
Equipment	180,266	39,564	—	219,830
Customer service and supplies	269,041	25,275	—	294,316
Managed and professional services	100,906	3,111	—	104,017
Rental and fees	47,885	3,704	—	51,589
Other	—	12,369	—	12,369

Total gross profit	598,098	84,023	—	682,121
Selling and administrative	441,209	66,886	73,322	581,417

Operating income	156,889	17,137	(73,322)	100,704
Interest income	—	—	6,399	6,399
Interest expense	—	—	24,982	24,982

Income before taxes on income	$156,889	$17,137	$(91,905)	$82,121

*	Corporate and Eliminations, which is not treated as a business segment, includes certain corporate and administrative functions such as finance, legal and customer support.
12. RESTRUCTURING
     During the first quarter of fiscal 2008, we committed to take several actions designed to reduce costs, increase productivity, and improve operating income in fiscal 2008. These actions involve our U.S. field and operations organizations and our corporate staff. By streamlining and restructuring our field and operations structure and reducing other corporate staff, we expect to save costs, while maintaining our sales and servicing capabilities for our customers. As a result of certain of these actions, during the first quarter, we recorded a pre-tax restructuring charge of $6,683, representing severance for 286 employees. These restructuring costs were incurred by the North America reporting segment.
     As of March 31, 2008, 133 terminations and $299 of severance payments were made related to the above actions. The following presents a reconciliation of the restructuring activity to the accrual balance remaining at March 31, 2008, which is included in other accrued expenses on the consolidated balance sheet:

		Cash
	Fiscal 2008	Payments	Fiscal 2008	Balance at
	Charge	Fiscal 2008	Adjustments*	March 31, 2008
Severance	$6,683	$299	$(71)	$6,313

*	The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the three months ended March 31, 2008, were not material to our consolidated financial statements.
     Severance payments to terminated employees are made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements. The projected severance payments of the remaining balance, by fiscal year, are as follows:

Fiscal 2008	Fiscal 2009	Fiscal 2010	Total
$ 4,182	$1,546	$585	$6,313
The employees affected by the charge are as follows:

				Remaining Employees
		Fiscal 2008	Fiscal 2008	yet to be
	Employees	Employee	Employee	Terminated
Headcount Reductions	Affected	Terminations	Adjustments	at March 31, 2008
U.S. field and operations organizations	251	105	(8)	138
Corporate staff	35	28	(3)	4

Total	286	133	(11)	142
13. PENSION PLANS
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended March 31
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$803	$—	$700
Interest cost	8,464	1,390	8,191	1,242
Expected return on assets	(8,802)	(1,543)	(9,089)	(1,411)
Amortization of prior service cost	—	(60)	—	(51)
Recognized net actuarial loss	688	101	673	250

Net periodic pension cost (income)	$350	$691	$(225)	$730

	Six Months Ended March 31
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$1,625	$—	$1,420
Interest cost	16,928	2,821	16,382	2,476
Expected return on assets	(17,605)	(3,133)	(18,178)	(2,811)
Amortization of prior service cost	—	(120)	—	(103)
Recognized net actuarial loss	1,377	206	1,346	497

Net periodic pension cost (income)	$700	$1,399	$(450)	$1,479

     Contributions to the U.S. Plans and non-U.S. Plans were $772 and $1,154 during the six months ended March 31, 2008.

     During the remainder of fiscal 2008, we expect to make contributions of approximately $768 and $1,527 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements.
14. RECLASSIFICATION
     During the second quarter of fiscal 2008, we identified a misclassification in our presentation of leasing activities within our statement of cash flows. Historically the Company has presented the impact of our leasing activities within investing activities; however, the appropriate classification as indicated within Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, is to treat the sale of inventory in exchange for a long-term note receivable as operating cash flows. Our leasing activities represent the following items: “Lease receivables — additions” represents the origination of a sales-type lease originated on IKON lease paper (as opposed to the paper of a third party financing company) to the end user; “lease receivables — collections” represent the collection of customer lease payments related to such additions; and “proceeds from the sale of lease receivables” represent the sale of leases generated on IKON lease paper to our lease syndicating partners (primarily GE), shortly after the original lease origination. This misclassification had no net impact on our reported cash balance for any reported period. Furthermore, this error had no impact on our reported consolidated statements of income, our consolidated balance sheets or consolidated statements of shareholders’ equity for any reported period. We assessed the materiality of this item for the fiscal years ended September 2007, 2006, and 2005, the first quarter ended December 31, 2007 and in the interim periods between those dates, in accordance with SEC Staff Accounting Bulletin No. 99 and concluded that the error in cash flow presentation was not material. Thus, in accordance with SEC Staff Accounting Bulletin No. 108, the March 31, 2007 statements of cash flows herein have been revised to correct the immaterial misclassification in presentation. The Company changed its cash flow presentation for the addition, collection and sale of finance lease receivables from the presentation in cash flows from investing activities to cash flows from operating activities labeled collectively as “(increase) decrease in finance lease receivables.”
     The impact of the correction in presentation for the six months ended March 31, 2007 is an increase in cash flows from operating activities of $4,249 and a decrease from cash flows from investing activities of $4,249. The table below provides a reconciliation of the amount previously reported for the impacted line items to the amounts currently presented for the six months ended March 31, 2007.

	Six Months Ended
	March 31, 2007		Six Months Ended
	As previously		March 31, 2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	4,249	4,249

Total net cash used in operating activities	(11,472)	4,249	(7,223)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	106,964	(106,964)	—
Lease receivables — additions	(152,026)	152,026	—
Lease receivables — collections	49,311	(49,311)	—

Total net cash used in investing activities	(12,325)	(4,249)	(16,574)
     The table below provides a reconciliation of the three months ended December 31, 2007 and 2006 presentation of the impacted line items to the current presentation discussed above on an as reported basis as shown in our form 10-Q, compared to an as revised basis which reclassifies the impacted cash flow line items from investing activities to operating activities.

	Three Months Ended
	December 31, 2007		Three Months Ended
	As previously		Ended December 31, 2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Increase in finance lease receivables	—	(2,360)	(2,360)

Total net cash used in operating activities	(15,707)	(2,360)	(18,067)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	52,325	(52,325)	—
Lease receivables — additions	(82,696)	82,696	—
Lease receivables — collections	28,011	(28,011)	—

Total net cash used in investing activities	(13,331)	2,360	(10,971)

	Three Months Ended
	December 31, 2006		Three Months Ended
	As previously		Ended December 31, 2006
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Increase in finance lease receivables	—	(2,847)	(2,847)

Total net cash used in operating activities	(8,440)	(2,847)	(11,287)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	53,481	(53,481)	—
Lease receivables — additions	(80,925)	80,925	—
Lease receivables — collections	24,597	(24,597)	—

Total net cash used in investing activities	(9,994)	2,847	(7,147)
     The table below provides a reconciliation of the fiscal 2007, 2006, and 2005 presentation of the impacted cash flow line items discussed above, on an as reported basis as shown in our Annual Report on Form 10-K, compared to an as revised basis, which reclassifies the impacted cash flow line items from investing activities to operating activities. In future filings, any comparative period presentations will be revised accordingly the next time those periods are presented.

	Fiscal 2007
	As previously		Fiscal 2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	4,019	4,019

Total net cash provided by operating activities	167,881	4,019	171,900

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	238,618	(238,618)	—
Lease receivables — additions	(332,305)	332,305	—
Lease receivables — collections	97,706	(97,706)	—

Total net cash used in investing activities	(45,138)	(4,019)	(49,157)

	Fiscal 2006
	As previously		Fiscal 2006
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	145,989	145,989

Total net cash provided by operating activities	100,312	145,989	246,301

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	201,687	(201,687)	—
Lease receivables — additions	(348,119)	348,119	—
Lease receivables — collections	292,421	(292,421)	—

Total net cash provided by investing activities	327,558	(145,989)	181,569

	Fiscal 2005
	As previously		Fiscal 2005
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	394,720	394,720

Total net cash provided by operating activities	10,686	394,720	405,406

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	249,083	(249,083)	—
Lease receivables — additions	(385,630)	385,630	—
Lease receivables — collections	531,267	(531,267)	—

Total net cash provided by investing activities	423,666	(394,720)	28,946
15. SUBSEQUENT EVENT
     On April 4, 2008, we directed The Bank of New York, as trustee, and in the name of and at the expense of the Company, to provide notice to holders of the 2012 Notes of the Company’s election to redeem $50,000 in aggregate principal amount of the 2012 Notes at the redemption price of 100.00% of the principal amount of the 2012 Notes redeemed on May 7, 2008 (the “Redemption Date”), in accordance with the terms of the indenture governing the 2012 Notes. Holders of the redeemed 2012 Notes received accrued and unpaid interest up to, but not including, the Redemption Date. The Company used available cash to fund this partial redemption. The aggregate principal amount of the 2012 Notes issued was $150,000 and, accordingly, $100,000 of the 2012 Notes remain issued and outstanding following the redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     The Company
     We are the world’s largest independent channel for document management systems and services, enabling customers in North America and Western Europe to improve document workflow and increase efficiency. We integrate best-in-class printing, copying, and MFP technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta and HP, and document management software and systems from EFI, eCopy, and others, to deliver tailored, high-value solutions implemented and supported by our team of global services professionals. We represent one of the industry’s broadest portfolios of document management services, including, a unique blend of on-site and off-site managed services, professional services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of approximately 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three and six months ended March 31, 2008, references to 2008 and 2007 refer to the three and six months ended March 31, 2008 and 2007, respectively.
     Summary of Consolidated Results

	Three Months Ended			Six Months Ended
	March 31			March 31
	2008	2007	Change	2008	2007	Change
Revenue	$1,059,200	$1,050,736	0.8%	$2,057,255	$2,058,620	(0.1)%

Selling and administrative expense as a % of revenue	28.2%	27.9%	30 basis points	28.9%	28.2%	70 basis points

Operating income as % of revenue	4.9%	4.9%	—	4.3%	4.9%	(60) basis points

Diluted earnings per share	$0.24	$0.24	—	$0.36	$0.45	(20)%
     For the second quarter of fiscal 2008, total revenues, which included a favorable currency benefit of approximately 1.4% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes) increased from the second quarter of fiscal 2007 by 0.8%. This was primarily as a result of 6.5% increase in Managed and Professional Services revenue, partially offset by a decrease of 17.6% in Other revenue mainly related to our de-emphasized technology services and hardware businesses in the United Kingdom, and a 3.1% decrease in Rental and Fees. Gross profit margin percentage increased 26 basis points year over year driven by stronger Equipment, Rental, and Managed and Professional Services margins, partially offset by weaker Customer Service and Supplies margins. Selling and administrative expenses increased 2.0% compared to fiscal 2007, primarily from an unfavorable currency impact of approximately 1.5%, resulting in a selling and administrative expense to revenue ratio of 28.2%, compared to 27.9% a year ago.
     For the first six months of fiscal 2008, total revenues, which included a favorable currency benefit of approximately 1.6%, decreased 0.1% from the first six months of fiscal 2007, primarily as result of a 2.6% decline in Equipment revenue, driven by weak equipment sales during our first fiscal quarter, lower revenue from Rental and Fees, and Other, partially offset by growth in Managed and Professional Services of 6.8%, and 0.5% growth in Customer Services and Supplies. Gross profit margin percentage increased 43 basis points year over year driven by stronger Managed and Professional Services margins, Rental margins, and slightly higher Equipment margins, partially offset by weaker Customer Service and Supplies margins. Selling and administrative expenses increased 2.2% compared to fiscal 2007, primarily from an unfavorable currency impact of approximately 1.5%, resulting in a selling and administrative expense to revenue ratio of 28.9%, compared to 28.2% a year ago.
     Outlook
     We have taken and continue to take actions to improve Equipment revenue and profitability. These actions include working with our vendors to improve pricing and promotions, including the reinstatement of a long standing promotional program that was changed during the first quarter of fiscal 2008, adjusting our go-to-market strategy, and implementing steps to improve the productivity of our sales force. We have taken steps to reduce our cost and expense structure related to the plan we announced in January and anticipate these savings to approximate $25,000 in fiscal 2008. We remain committed to growing revenue and will continue our “Sprint-to-Color” strategy, our initiative to increase placements of color machines, enhance the depth and breadth of our color portfolio and improve the optimization of our customer coverage and our sales force effectiveness. We continue to focus heavily on further stabilizing our Customer Service and Supplies annuity stream, growing Managed & Professional Services, and expanding geographically in Europe.
RESULTS OF OPERATIONS
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
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

	IKON North	IKON
Equipment	America	Europe	Total
Three Months Ended March 31, 2008
Revenues	$383,592	$71,048	$454,640
Gross profit	$98,701	$22,398	$121,099
Gross profit %	25.7%	31.5%	26.6%
Three Months Ended March 31, 2007
Revenues	$395,592	$58,094	$453,686
Gross profit	$96,033	$19,944	$115,977
Gross profit %	24.3%	34.3%	25.6%
$ Change
Revenues	$(12,000)	$12,954	$954
Gross profit	$2,668	$2,454	$5,122
% Change

Revenues	(3.0)%	22.3%	0.2%
     Equipment revenue includes the sale of new and used copiers, printers and multifunction products and is comprised of two categories based on the output capability of the device, color and black and white. Color is further categorized by production color, for high speed and high quality color output, and office color also called color-capable, for products that print both black and white images and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments called segment 1 — 4, and production black and white representing print speeds of 70 pages and higher per minute, banded in speed segments called segment 5 and segment 6. Color, production black and white and office black and white equipment revenue represented approximately 40%, 13% and 45%, respectively, of total U.S. equipment revenue during the second quarter of fiscal 2008. The remaining 2% represented revenue from printers, faxes and other.
     Equipment revenue in North America decreased by $12,000, or 3% compared to the second quarter of fiscal 2007. We experienced a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. In office black and white, placements decreased 10%, while revenue declined 7%. This decline is attributable to the shift to color office, continued pricing pressures across all segments, the negative impact from the commoditization and convergence of segments 1 to 3, and a lower mix of segment 4 products, the highest priced machines in the office black and white segment, also negatively impacted revenue for the quarter. U.S. production black and white revenue decreased 5% and placements decreased 9% when compared to the three months ended March 31, 2007, primarily due to the continued mix shift to light production equipment, and increased competition in light production even though placements were down equally across all production segments, as light production units have lower average selling prices than mid and full production equipment. U.S. total color revenue increased 6% and placements were up 8% year over year driven primarily by color production and office color, respectively. Total color production revenue growth was 18%; however, placements decreased 3%. The revenue growth reflected the strong sales of the Canon production color device the imagePRESS C7000VP (“C7000”) and the placement decline was driven by lower sales of the Canon imagePRESS C1. Color office revenue grew 1% and color placements increased 9%, driven by the adjustment of our pricing strategy in order to be more competitive. Equipment gross profit margin percentage in North America improved as a result of higher average selling prices and a higher mix of used equipment. The higher average selling prices were a result of an increased mix of high-end color machines and an improved revenue realization on lease transactions from GE as interest rates declined substantially during the quarter.
     Equipment revenue in Europe, which includes a favorable currency benefit of approximately 7% when translated to U.S. dollars, increased $12,954, or 22%, in the second quarter of fiscal 2008 compared to fiscal 2007, driven primarily by double digit revenue growth in the U.K. and Germany, and the continued success of our Pan European and Global accounts initiative across Europe, The decrease in gross profit margin in Europe from the prior year was due to a higher mix of larger deals during the quarter that had lower gross profit margins.

	IKON North	IKON
Customer Service and Supplies	America	Europe	Total
Three Months Ended March 31, 2008
Revenues	$294,587	$49,760	$344,347
Gross profit	$123,503	$14,186	$137,689
Gross profit %	41.9%	28.5%	40.0%
Three Months Ended March 31, 2007
Revenues	$302,407	$42,860	$345,267
Gross profit	$130,111	$12,465	$142,576
Gross profit %	43.0%	29.1%	41.3%
$ Change
Revenues	$(7,820)	$6,900	$(920)
Gross profit	$(6,608)	$1,721	$(4,887)
% Change
Revenues	(2.6)%	16.1%	(0.3)%
     Customer Service (maintenance and service of equipment, which is driven by the total machines we service in the field, referred to as “MIF,” whether under contract or on a time and materials basis within the past six months, and the number and mix of copies made on those machines) and direct supplies revenue in North America decreased $7,820, or 3%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, due to a decline in INA Customer Service revenue. The INA Customer Service revenue decline was driven by lower total page volumes primarily from analog devices and black & white office products, and a decline in copier MIF. These declines were partially offset by page growth from color devices. Copier MIF related to Customer Service and Supplies in North America declined approximately 5%, which included an expected 40% decline in analog MIF. The digital copier MIF related to Customer Service and Supplies in North America decrease 1% year over year and now represents approximately 93% of total INA Customer Service and Supplies MIF. In addition, we expanded our On-site Managed Service offerings with our existing customer base, which resulted in some Customer Service and Supplies revenue and MIF migrating to On-site Managed Services. Total North American digital MIF, including On-site Managed Services, increased 2% year to year. INA supplies revenue increased 9% year to year.
     The decrease in INA Customer Service and Supplies’ gross profit margin resulted primarily from a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements that have been made.
     IE Customer Service and Supplies revenue, which includes a favorable currency benefit of 7% when translated to U.S. dollars, increased year over year by $6,900 or 16%, due primarily to an increase in color copy volume as a result of strong color equipment placement growth.

	IKON North	IKON
Managed and Professional Services	America	Europe	Total
Three Months Ended March 31, 2008
Revenues	$198,523	$12,534	$211,057
Gross profit	$58,974	$949	$59,923
Gross profit %	29.7%	7.6%	28.4%
Three Months Ended March 31, 2007
Revenues	$183,443	$14,794	$198,237
Gross profit	$52,358	$1,668	$54,026
Gross profit %	28.5%	11.3%	27.3%
$ Change
Revenues	$15,080	$(2,260)	$12,820
Gross profit	$6,616	$(719)	$5,897
% Change
Revenues	8.2%	(15.3)%	6.5%
     Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 68%, 20% and 12% of total Managed and Professional Services revenue, respectively, during the second quarter of fiscal 2008.
     Managed and Professional Services revenue in North America increased $15,080, or 8%, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. On-site Managed Services revenue in North America, which represents approximately 15% of the total INA revenue mix, increased 9%, primarily due to the expansion of our existing customer base and by the cumulative effect of net new site additions in prior periods. In addition, as discussed under Customer Service and Supplies, On-site Managed Services revenue was positively impacted by certain Customer Service maintenance contracts converting to On-site Managed Service contracts. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, increased 3% year over year, primarily due to the completion of a large document imaging project during the second quarter of fiscal 2008. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 16% during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This increase was driven by year-over-year growth in consulting, support and maintenance services, as well as an increase in equipment-related services.
     Managed and Professional Services gross profit margin percentage improved primarily due to an increase in Professional Services revenue on relatively fixed costs and continued contract profitability growth in our On-site Managed Services year over year.

     Rental and Fees

	IKON North	IKON
	America	Europe	Total
Three Months Ended March 31, 2008
Revenues	$31,901	$1,620	$33,521
Gross profit	$24,693	$1,393	$26,086
Gross profit %	77.4%	86.0%	77.8%
Three Months Ended March 31, 2007
Revenues	$32,661	$1,915	$34,576
Gross profit	$24,385	$1,705	$26,090
Gross profit %	74.7%	89.0%	75.5%
$ Change
Revenues	$(760)	$(295)	$(1,055)
Gross profit	$308	$(312)	$(4)
% Change
Revenues	(2.3)%	(15.4)%	(3.1)%
     Revenue generated from Rental and Fees, which primarily includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. (“Sharing Fees,”) and fees from GE for providing preferred services for lease generation in the U.S., the (“Preferred Fees,”) decreased when compared to the same period of fiscal 2007 due to lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year. Gross profit margin increased approximately 230 basis points year over year. INA Rental and Fee margins were the primary driver as a result of increased operating rental profitability compared to fiscal 2007.
     Other Revenue
          Finance Income

	IKON North	IKON
	America	Europe	Total
Three Months Ended March 31, 2008
Finance income	—	$6,073	$6,073
Finance income gross profit	—	$4,432	$4,432
Finance income gross profit %	—	73.0%	73.0%
Three Months Ended March 31, 2007
Finance income	—	$6,166	$6,166
Finance income gross profit	—	$4,669	$4,669
Finance income gross profit %	—	75.7%	75.7%
$ Change
Finance income	—	$(93)	(93)
Finance income gross profit	—	$(237)	(237)
% Change
Finance income	—	(1.5)%	(1.5)%
     Finance income, which is generated from the sale of copier equipment inventory to our customers that is financed by our wholly owned U.K captive leasing subsidiaries over a long-term sales-type lease, was flat year over year.
          Other

	IKON North	IKON
	America	Europe	Total
Three Months Ended March 31, 2008
Other	—	$9,562	$9,562
Other gross profit	—	$1,330	$1,330
Other gross profit%	—	13.9%	13.9%
Three Months Ended March 31, 2007

	IKON North	IKON
	America	Europe	Total
Other	—	$12,804	$12,804
Other gross profit	—	$1,671	$1,671
Other gross profit%	—	13.1%	13.1%
$ Change
Other	—	$(3,242)	$(3,242)
Other gross profit	—	$(341)	$(341)
% Change
Other	—	(25.3)%	(25.3)%
     Other, which includes revenue generated by our de-emphasized technology services and hardware businesses in the U.K., declined as expected as a result of lower selling headcount and fewer contracts in the current fiscal year due to the focus on more profitable services, which resulted in a slight improvement in gross profit margin.
     Selling and Administrative Expenses

	2008	2007	$ Change	% Change
Selling and administrative expenses	$299,060	$293,280	$5,780	2.0%
Selling and administrative expenses as a % of revenue	28.2%	27.9%
     Selling and administrative expenses, which included an unfavorable impact from currency of approximately 1.5%, increased by $5,780, or 2.0% year over year,
     Selling and administrative expenses were impacted by the following in fiscal 2008 compared to fiscal 2007:
•	an increase in compensation expense of $14,696, primarily as a result of higher selling wages, due to a year-over-year increase in sales headcount, driven by the investment in additional sales representatives in the second half of fiscal 2007;

•	a decrease of $2,037 as a result of lower spending for professional fees;

•	a decrease of $1,717 due to lower spending on information technology and related expenses; and

•	a decrease of $3,655 due to the mark-to-market adjustment of our unfunded deferred compensation obligations.
     Other Items

	2008	2007	$ Change
Restructuring benefit	71	—	71
Interest income	880	3,039	(2,159)
Interest expense	17,041	12,530	4,511
Taxes on income	12,920	11,785	1,135
Net income	22,489	30,453	(7,964)
Diluted earnings per common share	$0.24	$0.24	—
     Interest income decreased year over year primarily as a result of a lower average invested cash balance in fiscal 2008 and also from lower interest rates earned on investments in the current period compared to the prior period.
     Interest expense increased from the second quarter of fiscal 2007, primarily as a result of the issuance of the 2012 Notes during December 2007.
     Our effective income tax rate was 36.5% and 27.9% for the second quarter of fiscal 2008 and 2007, respectively. The second quarter fiscal 2007 effective tax rate included benefits related mainly to the settlement of certain tax audits in the U.S. and U.K. We anticipate the effective income tax rate for our third fiscal quarter to be less than 24% and our full fiscal year tax rate to be less than 33%. Looking forward, we expect our tax rate will rise over the long term to our anticipated structural rate of about 36%.

     Refer to Note 6 for our discussion on our earnings per share dilution calculation and the impact of stock options on this calculation for the three months ended March 31, 2008.
Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007
     Equipment

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Revenues	$714,377	$132,906	$847,283
Gross profit	$177,963	$44,835	$222,798
Gross profit %	24.9%	33.7%	26.3%
Six Months Ended March 31, 2007
Revenues	$757,347	$112,576	$869,923
Gross profit	$180,266	$39,564	$219,830
Gross profit %	23.8%	35.1%	25.3%
$ Change
Revenues	$(42,970)	$20,330	$(22,640)
Gross profit	$(2,303)	$5,271	$2,968
% Change
Revenues	(5.7)%	18.1%	(2.6)%
     Equipment revenue in North America decreased by $42,970 or 5.7%, primarily attributable to a year over year revenue decline in both black and white office and production, partially offset by revenue growth in color. U.S. production black and white placements decreased 8% and revenue declined 11% when compared to the first six months of fiscal 2007, primarily as a result of the continued mix shift to light production equipment which was coupled with the first quarter impact of the change in terms of a long-standing vendor promotional program which was reinstated during the second quarter of fiscal 2008. In U.S. office black and white, placements were down 10%, principally in segment 1 and revenue declined 10%, primarily in segments 3 and 4, due to the shift to color capable devices was not enough to absorb the continuing impact of commoditization within these segments and lower sales productivity in the first quarter of fiscal 2008. U.S. total color revenue increased 7% year over year and placements grew 6% year over year, driven by 26% revenue growth and 3% placement growth in production color. The primary drivers of the year over year growth were the Canon C7000 and the IKON CPP650 and CPP550. Color office placements increased 7% however revenue remained flat year over year. This was driven by the negative impact from changes in both our product mix and the change in the vendor promotional program discussed above. The increase in INA Equipment gross profit margin percentage compared to the prior year is due mainly to a large vendor rebate earned as a result of a significant equipment purchase late in the first fiscal quarter of 2008, an improved revenue realization on lease transactions from GE as interest rates declined substantially during the second quarter of fiscal 2008, a higher mix of used equipment, partially offset by continued pricing pressures. The vendor rebate resulted in an 80 basis point benefit to the gross profit margin percentage for the six months ended March 31, 2008.
     Equipment revenue in Europe, which includes a favorable currency benefit of approximately 8% when translated to U.S. dollars, increased $20,330, or 18.1%, in fiscal 2008 compared to fiscal 2007, driven primarily by double digit revenue growth in the U.K. and Germany, and the continued success of our Pan European and Global accounts initiative across Europe. The decrease in gross profit margin percentage in Europe from the prior year was due to a higher mix of larger deals during the quarter that had lower margins.

     Customer Service and Supplies

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Revenues	$597,684	$96,884	$694,568
Gross profit	$261,258	$28,562	$289,820
Gross profit %	43.7%	29.5%	41.7%
Six Months Ended March 31, 2007
Revenues	$607,024	$84,213	$691,237
Gross profit	$269,041	$25,275	$294,316
Gross profit %	44.3%	30.0%	42.6%
$ Change
Revenues	$(9,340)	$12,671	$3,331
Gross profit	$(7,783)	$3,287	$(4,496)
% Change
Revenues	(1.5)%	15.0%	0.5%
     INA Customer Service and direct supplies revenue decreased $9,340, or 2%, for the first six months of fiscal 2008 compared to the comparative period of fiscal 2007, due to lower total page volume and a decline in MIF. Within total page volume, declining pages from analog devices and black & white office products were partially offset by strong page growth from color devices. Average Copier MIF related to Customer Services and Supplies during the first six months of fiscal 2008 declined approximately 5%. Excluding analog devices, however, digital copier MIF was down approximately 1%. In addition, we expanded our service offerings with our existing customer base, which resulted in some Customer Service and Supplies revenue and MIF migrating to On-site Managed Services. Total average North America digital MIF during the first six months of fiscal 2008, including On-site Managed Services MIF, increased 3% year to year. INA supplies revenue increased 4% year to year.
     The decrease in INA Customer Service and Supplies’ gross profit margin percentage was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements made during the year, offset slightly by improved direct supplies margins driven by higher revenue on lower costs.
     IE Customer Service and Supplies revenue, which includes a favorable currency benefit of approximately 8% when translated to U.S. dollars, increased year over year by $12,671 or 15%, primarily from the increase in color copy volume and strong color equipment placement growth.
     Managed and Professional Services

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Revenues	$389,982	$26,950	$416,932
Gross profit	$114,346	$2,298	$116,644
Gross profit %	29.3%	8.5%	28.0%
Six Months Ended March 31, 2007
Revenues	$361,916	$28,564	$390,480
Gross profit	$100,906	$3,111	$104,017
Gross profit %	27.9%	10.9%	26.6%
$ Change
Revenues	$28,066	$(1,614)	$26,452
Gross profit	$13,440	$(813)	$12,627
% Change
Revenues	7.8%	(5.7)%	6.8%
     Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 69%, 20% and 11% of total Managed and Professional Services revenue, respectively, during the first six months of fiscal 2008.

     INA Managed and Professional Services revenue increased $28,066, or 8%, during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. INA On-site Managed Services revenue, which represents approximately 15% of the total INA revenue mix, increased 10% compared to 2007, primarily due to the expansion of our existing customer base and by the cumulative effect from an increase in net new site additions in prior periods. In addition, as discussed under Customer Service and Supplies, On-site Managed Services revenue was positively impacted by certain Customer Service maintenance contracts converting to On-site Managed Service contracts. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, was flat year over. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 12% during the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was driven by year-over-year growth in consulting, support and maintenance services, as well as an increase in equipment-related services.
     Managed and Professional Services gross profit margin percentage increased primarily from the result of increased margins in On-site Managed Services as a result of an overall improvement in contract profitability and from the improvement in Professional Services margin due to increased volume on relatively fixed costs.
     Rental and Fees

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Revenues	$61,035	$3,449	$64,484
Gross profit	$46,348	$3,003	$49,351
Gross profit %	75.9%	87.1%	76.5%
Six Months Ended March 31, 2007
Revenues	$65,853	$4,131	$69,984
Gross profit	$47,885	$3,704	$51,589
Gross profit %	72.7%	89.7%	73.7%
$ Change
Revenues	$(4,818)	$(682)	$(5,500)
Gross profit	$(1,537)	$(701)	$(2,238)
% Change
Revenues	(7.3)%	(16.5)%	(7.9)%
     Revenue generated from Rental and Fees decreased due to lower Sharing Fees and Preferred Fees compared to fiscal 2007 and lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year. Gross profit margin percentage improved approximately 280 basis points year over year driven by an increase in operating rental profitability in North America.
     Other Revenue
          Finance Income

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Finance income	—	$12,376	$12,376
Finance income gross profit	—	$8,908	$8,908
Finance income gross profit %	—	72.0%	72.0%

Six Months Ended March 31, 2007
Finance income	—	$12,141	$12,141
Finance income gross profit	—	$9,226	$9,226
Finance income gross profit %	—	76.0%	76.0%
$ Change
Finance income	—	$235	$235
Finance income gross profit	—	$(318)	$(318)
% Change
Finance income	—	1.9%	1.9%

     Finance income was flat year over year.
     Other

	IKON North	IKON
	America	Europe	Total
Six Months Ended March 31, 2008
Other revenue	—	$21,612	$21,612
Other gross profit	—	$2,933	$2,933
Other gross profit%	—	13.6%	13.6%

Six Months Ended March 31, 2007
Other revenue	—	$24,855	$24,855
Other gross profit	—	$3,143	$3,143
Other gross profit%	—	12.6%	12.6%
$ Change
Other revenue	—	$(3,243)	$(3,243)
Other gross profit	—	$(210)	$(210)
% Change

Other revenue	—	(13.0)%	(13.0)%
     Other revenue declined as expected as a result of lower selling headcount and fewer contracts in the current fiscal year due to the focus on more profitable services which resulted in a slight improvement in gross profit margin percentage.
     Selling and Administrative Expenses

	2008	2007	$ Change	% Change
Selling and administrative expenses	$594,489	$581,417	$13,072	2.2%
Selling and administrative expenses as a % of revenue	28.9%	28.2%
     Selling and administrative expenses, which included an unfavorable impact from currency of approximately 1.5%, increased year over year by $13,072, or 2.2%.
     Selling and administrative expenses were impacted by the following in fiscal 2008 compared to fiscal 2007:
•	an increase in compensation expense of approximately $24,232, primarily as a result of higher selling wages, due to a year-over-increase in sales headcount, driven by the investment in additional sales representatives in the second half of fiscal 2007;

•	a decrease of approximately $3,289 as a result of lower spending for professional fees, offset by an increase in spending on contract labor of approximately $2,004;

•	a decrease of approximately $2,718 related to lower spending on information technology and lower depreciation expense; and

•	a decrease of approximately $6,374 due to the mark-to-market adjustment of our unfunded deferred compensation obligations.
          Other Items

	2008	2007	$ Change
Restructuring charge	$6,612	$—	$6,612
Interest income	3,281	6,399	(3,118)
Interest expense	30,277	24,982	5,295
Taxes on income	24,895	24,331	564
Net income	37,462	57,790	(20,328)
Diluted earnings per common share	$0.36	$0.45	$(0.09)

     The restructuring charge relates to certain actions taken in fiscal 2008 to lower costs and reduce headcount. Refer to the Restructuring section below for further discussion.
     Interest income decreased year over year as a result of a lower average invested cash balance in fiscal 2008 and also from the reduction of interest rates earned on investments in the current period compared to the prior period.
     Interest expense increased from the comparative period of fiscal 2007 primarily as a result of the issuance of the 2012 Notes in December 2007.
     Our effective income tax rate was 39.9% and 29.6% for the six months ended March 31, 2008 and 2007, respectively. The six-month fiscal 2008 tax rate includes a one time charge of approximately $2,400 related to a tax law change in Canada. The six-month fiscal 2007 effective tax rate includes benefits related mainly to the settlement of certain tax audits in the U.S. and U.K.
     Diluted earnings per common share were $0.36 for the six months ended March 31, 2008, compared to $0.45 for the six months ended March 31, 2007. The year-over-year decrease is attributable mainly to the impact of higher selling and administrative costs, a higher effective tax rate, the restructuring charge, higher interest expense, and lower interest income, partially offset by lower outstanding shares and slightly higher gross profits.
FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the six months ended March 31, 2008, as reported in our consolidated statements of cash flows:

2008
Cash provided by operating activities	$59,271
Cash used in investing activities	(25,407)
Cash used in financing activities	(178,758)
Effect of exchange rate changes on cash and cash equivalents	(1,301)

Decrease in cash and cash equivalents	(146,195)
Cash and cash equivalents at the beginning of the year	349,237

Cash and cash equivalents at the end of period	$203,042

     The Consolidated Statements of Cash Flows included in our March 31, 2008 earnings release that was furnished as Exhibit 99.1 to the Form 8-K with the SEC on April 24, 2008, presented lease receivables within investing activities and had not been conformed to the current presentation within operating activities as discussed in Note 14. We will make corresponding reclassifications as appropriate to our 2007 and 2006 financial statements the next time we file those statements.
     Operating Cash Flows
     For the six months ended March 31, 2008, cash provided by operating activities was $59,271. Net income was $37,462 and non-cash operating expenses, which include items such as depreciation, amortization, other non-cash items, stock based compensation expense, restructuring charge, provisions for losses on accounts and leases receivable, loss on disposal of property and equipment, excess tax benefits from stock-based compensation, pension expense and deferred income taxes, were $66,072. Significant uses of cash included an increase in accounts receivable of $29,550, and a decrease in accrued expenses of $12,298. Trade accounts receivable increased mainly due to amounts due from third party financing companies, which increased to $97,833 at March 31, 2008, compared to $75,972 at September 30, 2007, due to the timing of funding. This increase was driven by strong equipment sales at the end of the second quarter. Our days sales outstanding on trade accounts receivable remained consistent at 45 days as of March 31, 2008, September 30, 2007 and March 31, 2007. Our aged accounts receivable balances greater than 90 days old decreased year over year from 6.5% to 4.9%, and our aged accounts receivable balances greater than 150 days old decreased year over year from 2.2% to 1.8%. Accrued expenses decreased mainly as a result of the payment of fiscal 2007 performance compensation paid during the first quarter of fiscal 2008. Additionally, we had a usage of cash due to a decrease in accounts payable of $22,334, which was mostly offset by a decrease in inventory of $19,184. We substantially sold through the large inventory purchase made at the end of the first quarter, contributing in part to the $89,116 reduction in inventory from December 31, 2007. Our inventory turns decreased to 5.4 from 5.7 at September 30, 2007, but increased from 4.6 at December 31, 2007. We made contributions to our pension plans of $1,926 in accordance with our funding requirements. Other sources of cash included a decrease in prepaid expenses and other current assets of $4,226, primarily due to the timing of the payment of our annual insurance premiums and certain maintenance contracts, and an increase of deferred revenues of $1,975 due to the timing and mix of our customer service contracts. The net increase in finance lease receivables was $1,970 for the six months ended March 31, 2008, including $150,443 of sales-type lease originations on IKON lease paper with our customers, cash collections of customer lease receivables related to such originations of $50,721, and cash proceeds of $97,752 from the sale of lease receivables, which represents the sale of leases generated on IKON lease paper to our lease syndicating partners (primarily GE), shortly after the original lease origination.
      Investing Cash Flows
      During the six months ended March 31, 2008, $25,407 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $17,710 and $11,886, respectively. Sources of cash from investing activities included $5,679 from the proceeds from the sale of property and equipment and equipment on operating leases and $1,977 from the proceeds of life insurance contracts.
      Financing Cash Flows
      During the six months ended March 31, 2008, we used $178,758 of cash for financing activities. We returned $325,348 of cash to our shareholders in the form of common stock repurchases of 24,258 shares for $316,962 (including related fees) and payment of dividends of $8,386, representing $0.08 per common share to shareholders of record. Partially offsetting these outflows of cash were cash proceeds of $141,932 resulting from the issuance of corporate debt, net of repayments and debt issuance costs. The majority of the increase relates to the issuance of the 2012 Notes. Our European leasing subsidiaries issued $18,714 of non-corporate debt, which was partially offset by $9,849 in non-corporate debt repayments. Proceeds from stock option exercises were $1,368.
     Capital Structure
     Our total debt outstanding as of March 31, 2008 and September 30, 2007 was $981,427 and $825,408, respectively. This includes corporate debt of $741,402 and $592,997 and non-corporate debt of $240,025 and $232,411 as of March 31, 2008 and September 30, 2007, respectively. Our debt-to-capital ratio was 41% as of March 31, 2008 and 33% as of September 30, 2007.
     There have been no material changes to the contractual obligations and commitments table disclosed in Item 7 of our Form 10-K for the year ended September 30, 2007, as filed with the SEC on November 29, 2007 with the exception of the issuance of the 2012 Notes in December 2007. The estimated payments due by period as of March 31, 2008 for the 2012 Notes, including related interest, are as follows:

		Payments Due by Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years	Thereafter
2012 Notes	$213,866	$11,820	$47,946	$154,100	—
     Additionally, the adoption of FIN 48, as discussed in Note 4 of our Consolidated Financial Statements, resulted in an increase in other-long term liabilities of $39,884. The timing of payments related to these liabilities cannot be reasonably determined.
     On April 4, 2008, we directed The Bank of New York, as trustee, and in the name of and at the expense of the Company, to provide notice to holders of the 2012 Notes of the Company’s election to redeem $50,000 in aggregate principal amount of the 2012 Notes at the redemption price of 100% of the principal amount of the 2012 Notes redeemed on May 7, 2008 (the “Redemption Date”), in accordance with the terms of the indenture governing the 2012 Notes. Holders of the redeemed 2012 Notes received accrued and unpaid interest up to, but not including, the Redemption Date. The Company used available cash to fund this partial redemption. The aggregate principal amount of the 2012 Notes issued was $150,000 and, accordingly, $100,000 of the 2012 Notes remain issued and outstanding following the redemption. We are entitled to redeem the

2012 Notes at the following prices (expressed as percentages of principal amount) plus accrued and unpaid interest:

Period	Percentage
Issue date through July 1, 2008	100%
July 2, 2008 through April 1, 2009	103%
April 2, 2009 through January 1, 2010	102%
After January 1, 2010	100%
     Liquidity Outlook
     For fiscal year 2008, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $80,000 to $110,000.
     Approximately 32%, or $64,202, of our $203,042 cash balance at March 31, 2008 was held by our wholly owned foreign subsidiaries outside of the United States. While available to fund operations and strategic investment opportunities abroad, any excess funds cannot be repatriated for use in the United States without the Company incurring additional tax costs of approximately 20% to 30%.
     In the United States, our cash position peaks on month ends due to the timing of funding by GE for equipment sales; therefore, our cash balance at a month end is not indicative of our average cash balance during most of the month.

     We believe that our operating cash flows, together with our current cash position and other financing arrangements, will be sufficient to finance both short-term and long-term operating requirements, including capital expenditures and payment of dividends.
RESTRUCTURING
     During the first quarter of fiscal 2008, we committed to take several actions designed to reduce costs, increase productivity, and improve operating income in fiscal 2008. These actions involve our U.S. field and operations organizations and our corporate staff. By streamlining and restructuring our field and operations structure and reducing other corporate staff, we expect to save costs, while maintaining our sales and servicing capabilities for our customers. As a result of certain of these actions, during the first quarter, we recorded a pre-tax restructuring charge of $6,683, representing severance for 286 employees. These restructuring costs were incurred by the North America reporting segment.
     As of March 31, 2008, 133 terminations and $299 of severance payments were made related to the above actions. The following presents a reconciliation of the restructuring activity to the accrual balance remaining at March 31, 2008, which is included in other accrued expenses on the consolidated balance sheet:

		Cash
	Fiscal 2008	Payments	Fiscal 2008	Balance at
	Charge	Fiscal 2008	Adjustments*	March 31, 2008
Severance	$6,683	$299	$(71)	$6,313

*	The adjustments in the table above are the result of revising our estimates based on more recent information which we did not have at the time the reserve was established. The adjustments made during the three months ended March 31, 2008, were not material to our consolidated financial statements.

     Severance payments to terminated employees are made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements. The projected severance payments of the remaining balance, by fiscal year, are as follows:

Fiscal 2008	Fiscal 2009	Fiscal 2010	Total
$4,182	$1,546	$585	$6,313
   The employees affected by the charge are as follows:

				Remaining Employees
		Fiscal 2008	Fiscal 2008	yet to be
	Employees	Employee	Employee	Terminated
Headcount Reductions	Affected	Terminations	Adjustments	at March 31, 2008
U.S. field and operations organizations	251	105	(8)	138
Corporate staff	35	28	(3)	4

Total	286	133	(11)	142
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 2 to the Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our discussion of market risk in Item 7A of the Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on November 29, 2007, is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2008 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Securities Exchange Act of 1934). Based on this evaluation, our management determined that there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter (our second fiscal quarter ended March 31, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting and that our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 1A.    Risk Factors
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended March 31, 2008:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
January 1, 2008 – January 31, 2008	—	—	—	$315,285
February 1, 2008 – February 29, 2008	—	—	—	315,285
March 1, 2008 – March 31, 2008	—	—	—	315,285

				$315,285

See Note 8 to our consolidated financial statements for further information regarding our share repurchases.
Item 3. Defaults Upon Senior Securities
(No response to this item is required).
Item 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting held on February 27, 2008, the Company’s shareholders approved the (i) election of the Company’s eleven director nominees, and (ii) ratification of the Company’s selection of PricewaterhouseCoopers LLP (“PwC”) as its independent auditor for the fiscal year ending September 30, 2008. Proxies were solicited for the Annual Meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The results of the director elections are set forth in the table below.

Director	Votes For	Votes Withheld

Philip E. Cushing, Director	69,111,325	15,525,720
Matthew J. Espe, Chairman, President, and Chief Executive Officer	68,367,739	16,269,306
Thomas R. Gibson, Lead Independent Director	67,749,870	16,887,175
Richard A. Jalkut, Director	69,055,598	15,581,447
Arthur E. Johnson, Director	69,400,661	15,236,384
Kurt M. Landgraf, Director	69,325,198	15,311,847
Gerald Luterman, Director	67,718,834	16,918,211
William E. McCracken, Director	69,371,053	15,265,992
William L. Meddaugh, Director	67,726,594	16,910,451
Hellene S. Runtagh, Director	67,696,297	16,940,748
Anthony P. Terracciano, Director	63,883,948	20,753,097

The results of the PwC ratification are set forth in the table below.

Proposal	Votes For	Votes Against	Abstentions

PwC Ratification	83,338,989	1,128,557	1,169,502
Item 5. Other Information
     The Company has identified an inadvertent error in the disclosure set forth in footnote (1) to the table included in the subsection entitled “Current Performance Incentive Plan Periods” on page 18 of its Definitive Proxy Statement filed with the SEC on January 18, 2008.  The words “For all plan periods” in footnote (1) of such table should read “For the 2008-2010 performance plan period.”
Item 6. Exhibits
10.1	Senior Executive Employment Agreement for Jeffrey W. Hickling effective February 1, 2008, filed as Exhibit 10.28 to IKON’s Form S-4 dated April 4, 2008, incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. This report has also been signed by the undersigned in his capacity as the Principal Financial Officer of the Registrant.

IKON OFFICE SOLUTIONS, INC.

Date: May 12, 2008

By:	/s/ ROBERT F. WOODS (Robert F. Woods)
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)