Form 10-Q
period 2008-06-30
IKON OFFICE SOLUTIONS INC
filed 2008-07-31
CIK 3370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, no par value, outstanding on July 30, 2008 is 93,756,635

All dollar and share amounts are in thousands, except per share data or as otherwise noted.

FORWARD-LOOKING STATEMENTS
     IKON Office Solutions, Inc. (“we,” “us,” “our,” “IKON” or the “Company”) may from time to time provide information, whether verbally or in writing, including certain statements included in or incorporated by reference in this Form 10-Q, which constitutes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements regarding the following: our ability to finance current operations and execute on our strategic priorities, including growth, operational efficiency and capital strategy initiatives; earnings, revenue, cash flow, margins and results from continuing operations; our liquidity; the development and expansion of our strategic alliances and partnerships; share repurchases; restructuring actions; tax rates; unrecognized tax benefits and related interest and penalties; the conversion to a common enterprise resource planning system based on the Oracle E-Business Suite (“One Platform”), in our U.S. and European markets (the “One Platform Conversion”); anticipated growth rates in color equipment and our services businesses; the impact of changes in accounting standards on our consolidated financial position or results of operations; the effect of foreign currency exchange risk; and the anticipated benefits of operational synergies related to business division integration initiatives. Although we believe the expectations contained in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove correct.
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
IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	June 30, 2008	September 30, 2007
Assets
Cash and cash equivalents	$106,533	$349,237
Accounts receivable, net	558,438	552,776
Lease receivables, net	81,559	84,207
Inventories	277,523	287,503
Prepaid expenses and other current assets	35,139	35,025
Income taxes receivable	3,149	—
Deferred taxes	45,717	48,167

Total current assets	1,108,058	1,356,915

Long-term lease receivables, net	254,015	251,776
Equipment on operating leases, net	58,052	72,052
Property and equipment, net	148,504	154,218
Deferred taxes	24,591	18,144
Goodwill	1,336,444	1,333,249
Other assets	89,480	84,354

Total Assets	$3,019,144	$3,270,708

Liabilities
Current portion of corporate debt	$3,851	$16,798
Current portion of non-corporate debt	58,277	51,077
Trade accounts payable	272,789	263,657
Accrued salaries, wages and commissions	99,264	93,052
Deferred revenues	105,743	109,796
Income taxes payable	—	15,240
Other accrued expenses	121,589	129,323

Total current liabilities	661,513	678,943
Long-term corporate debt	575,369	576,199
Long-term non-corporate debt	174,889	181,334
Other long-term liabilities	153,600	128,211

Commitments and contingencies (Note 10)

Shareholders’ Equity

Common stock, no par value	1,066,018	1,058,104
Retained earnings	968,743	912,974
Accumulated other comprehensive income	128,898	132,189
Cost of common shares in treasury	(709,886)	(397,246)

Total Shareholders’ Equity	1,453,773	1,706,021

Total Liabilities and Shareholders’ Equity	$3,019,144	$3,270,708

Supplemental Information
Shares of common stock authorized	300,000	300,000
Shares of common stock issued	149,310	149,310
Treasury stock	55,654	31,740

Shares of common stock outstanding	93,656	117,570

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues
Equipment	$444,320	$447,727	$1,291,603	$1,317,650
Customer service and supplies	346,840	345,927	1,041,408	1,037,164
Managed and professional services	210,648	203,372	627,580	593,852
Rental and fees	32,319	31,954	96,803	101,938
Other	16,351	16,036	50,339	53,032

	1,050,478	1,045,016	3,107,733	3,103,636

Cost of Revenues
Equipment	332,930	339,116	957,415	989,209
Customer service and supplies	196,739	193,113	601,487	590,034
Managed and professional services	148,821	146,911	449,109	433,374
Rental and fees	7,203	8,344	22,336	26,739
Other	10,538	10,574	32,685	35,201

	696,231	698,058	2,063,032	2,074,557

Gross Profit
Equipment	111,390	108,611	334,188	328,441
Customer service and supplies	150,101	152,814	439,921	447,130
Managed and professional services	61,827	56,461	178,471	160,478
Rental and fees	25,116	23,610	74,467	75,199
Other	5,813	5,462	17,654	17,831

	354,247	346,958	1,044,701	1,029,079

Selling and administrative	291,848	293,373	886,337	874,790
Restructuring benefit (charge)	1,051	—	(5,561)	—

Operating income	63,450	53,585	152,803	154,289

Loss from the early extinguishment of debt	5,702	—	5,702	—
Interest income	992	2,473	4,273	8,872
Interest expense	15,537	12,860	45,814	37,842

Income before taxes on income	43,203	43,198	105,560	125,319
Taxes on income	11,123	14,132	36,018	38,463

Net income	$32,080	$29,066	$69,542	$86,856

Basic Earnings Per Common Share
Net income	$0.34	$0.23	$0.69	$0.69

Diluted Earnings Per Common Share
Net income	$0.34	$0.23	$0.69	$0.68

Cash dividends per common share	$0.04	$0.04	$0.12	$0.12

See notes to consolidated financial statements.

IKON OFFICE SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended June 30
	2008	2007
Cash Flows from Operating Activities
Net income	$69,542	$86,856
Additions (deductions) to reconcile net income to net cash provided by operating activities:
Depreciation	54,692	52,002
Amortization	797	806
Other non-cash items	2,627	1,712
Loss on disposal of property and equipment	1,002	628
Provision for losses on accounts and lease receivable	5,491	4,131
Restructuring charge	5,561	—
Provision for deferred income taxes	16,646	10,147
Stock based compensation expense	7,917	7,039
Excess tax benefits from stock based payments arrangements	(265)	(1,586)
Pension expense	3,277	1,730
Loss from the early extinguishment of debt	5,702	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,203)	5,050
(Increase) decrease in finance lease receivables *	(2,652)	7,821
Decrease (increase) in inventories	10,459	(96,760)
Increase in prepaid expenses and other assets	(7,283)	(4,738)
Increase in accounts payable	7,783	685
Decrease in deferred revenue	(3,091)	(14,784)
Payments related to restructuring plans	(1,699)	—
Decrease in accrued expenses	(8,701)	(37,637)
Contributions to pension plans	(2,689)	(4,514)
Decrease in income taxes payable	(6,120)	(1,718)
Other	—	(7)

Net cash provided by operating activities	147,793	16,863

Cash Flows from Investing Activities
Expenditures for property and equipment	(26,816)	(23,366)
Expenditures for equipment on operating leases	(16,897)	(17,118)
Proceeds from the sale of property and equipment and equipment on operating leases	8,398	7,952
Proceeds from life insurance	3,915	4,781
Other	(4,417)	(1,251)

Net cash used in investing activities	(35,817)	(29,002)

Cash Flows from Financing Activities
Repayment of other borrowings	(5,788)	(54)
Debt issuance costs	(3,920)	—
Debt modification costs	—	(16,430)
Corporate debt — issuances	151,780	—
Corporate debt — repayments	(170,840)	(1,255)
Non-corporate debt — issuances	20,680	158,244
Non-corporate debt — repayments	(18,782)	(166,211)
Dividends paid	(12,131)	(15,141)
Proceeds from stock option exercises	1,586	16,858
Excess tax benefits from stock based payments arrangements	265	1,586
Purchase of treasury shares	(316,988)	(99,873)

Net cash used in financing activities	(354,138)	(122,276)

Effect of exchange rate changes on cash and cash equivalents	(542)	7,467

Net decrease in cash and cash equivalents	(242,704)	(126,948)

Cash and cash equivalents at beginning of year	349,237	414,239

Cash and cash equivalents at end of period	$106,533	$287,291

Supplemental cash flow information:
Cash paid for income taxes	$28,896	$28,672

Cash paid for interest on corporate and non-corporate debt	$50,653	$42,222

Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,858	$10,029

See notes to consolidated financial statements.

*	See Note 14 for further discussion regarding a change in cash flow presentation relating to our lease receivables.

IKON OFFICE SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The accompanying consolidated balance sheet of IKON Office Solutions, Inc. as of June 30, 2008, the related consolidated statements of income for the three and nine months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007, are unaudited. The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited consolidated financial statements and footnotes do not contain certain information included in the Company’s Annual Report to Shareholders for the fiscal year ended September 30, 2007. Therefore, the interim consolidated financial statements should be read in conjunction with that Annual Report to Shareholders. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 29, 2007.
     The consolidated balance sheet as of September 30, 2007, is derived from the audited financial statements at that date. However, during fiscal 2008, as previously disclosed in our Form 10-Q for the quarterly period ended December 31, 2007, we identified an error related to accounts receivable associated with our customer service revenue. The impact of this error was an overstatement of accounts receivable and customer service revenue as of and for the quarter ended December 31, 2005, and related to an inadvertent double accrual of certain accounts receivable in connection with a change in reporting process between the Company and one of our service providers. We assessed the materiality of this item on the quarter ended December 31, 2005, the full year ended September 30, 2006, and any other periods between and subsequent to those dates, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and concluded that the error was not material to any such periods. We also concluded that, had the error been adjusted within the first quarter 2008 financial statements when it was identified, the impact of such an adjustment would have been material to our first quarter of fiscal 2008 financial statements and, at that time, we expected the error to be material to our full year fiscal 2008 results. Accordingly, in accordance with SAB 108, the September 30, 2007 balance sheet herein has been revised to correct the immaterial error and to reflect the corrected balances of accounts receivable, income taxes payable, and retained earnings as of that date. This correction resulted in a reduction of accounts receivable, income taxes payable, and retained earnings of approximately $7,400, $2,600, and $4,800, respectively. We will make corresponding adjustments, as appropriate, to our 2006 financial statements the next time we file those statements.
     Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 14.
2. RECENT ACCOUNTING STANDARDS
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS Statement No. 141 (revised 2007), Business Combinations and other generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. The guidance for determining the useful life of a intangible assets shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangibles assets recognized as of, and subsequent to, the effective date. We are evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial statements, but we do not expect a material impact from the adoption of FSP 142-3 on our consolidated financial position, results of operations, or cash flows.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is our interim period beginning January 1, 2009. We are currently evaluating the impact, if any, that SFAS 161 may have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R changes the accounting for business combinations in certain areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis from the date of adoption.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is our fiscal year beginning October 1, 2009. We are currently evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements, but we do not expect a material impact from the adoption of SFAS 160 on our consolidated financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits all entities the option to measure many financial instruments and certain other items at fair value. If a company elects the fair value option for an eligible item, then it will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is our fiscal year beginning October 1, 2008. We are currently evaluating the impact, if any, that SFAS 159 may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for the Company beginning October 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157, by one year for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact, if any, that SFAS 157 may have on our consolidated financial statements.
3. ACCOUNTING FOR STOCK BASED COMPENSATION
     Stock Options
     During the three and nine months ended June 30, 2008, the Company issued 72 and 1,456 stock options, respectively. During the three and nine months ended June 30, 2007, the Company issued 2 and 650 stock options, respectively.
     During the three and nine months ended June 30, 2008, the Company recognized $989 and $3,349 respectively, of stock based compensation expense related to stock options.

     During the three and nine months ended June 30, 2007, the Company recognized $1,105 and $4,336 respectively, of stock based compensation expense related to stock options.
     Changes in common shares under option were:

			Weighted
			Average
	Shares		Price
Outstanding at September 30, 2007	7,656		$11.60
Granted	1,456		12.48
Exercised	190		8.35
Cancelled	636		21.17

Outstanding at June 30, 2008	8,286		$11.10

Exercisable at June 30, 2008	6,302	*	$10.41

*	4,608 of the 6,302 options exercisable at June 30, 2008 have an exercise price that is lower than the closing price of the Company’s stock on June 30, 2008.
     The total pre-tax intrinsic value of options exercised during the three and nine months ended June 30, 2008 were $178 and $824, respectively. The total pre-tax intrinsic value of options exercised during the three and nine months ended June 30, 2007 were $984 and $10,720, respectively.
     The weighted-average fair values at date of grant for options granted during the three and nine months ended June 30, 2008 were $2.78 and $3.31, respectively, and were estimated using the Black-Scholes option-pricing method. The weighted-average fair values at date of grant for options granted during the three and nine months ended June 30, 2007 were $4.28 and $4.47, respectively.
     The following assumptions were applied for options granted during the three and nine months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Expected dividend yield (1)	1.7%	1.0%	1.3%	1.0%
Expected volatility rate (2)	33.8%	25.2%	29.0%	24.7%
Expected lives (3)	5.0 years	5.0 years	5.0 years	5.0 years
Risk-free interest rate (4)	3.0%	4.5%	3.5%	4.5%

(1)	Dividend yield assumption is based on the Company’s history and expectation of future dividend payouts.

(2)	The expected volatility rate is determined using historical price observations at regular intervals since April 1, 2004, which reflects our current business model by utilizing the date at which we sold our U.S. leasing business, April 1, 2004, as the historical starting point.

(3)	The expected life of employee stock options is based on both historical exercise pattern and from calculating an expected term from the option date to full exercise for the options granted.

(4)	Risk-free interest rate assumption is based upon the interest rates published by the Federal Reserve for U.S. Treasury Securities with a five-year life.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding				Options Exercisable
			Weighted-				Weighted-
	Number	Weighted-	Average		Number	Weighted-	Average
	Outstanding	Average	Remaining	Aggregate	Exercisable	Average	Remaining	Aggregate
Range of	at June 30,	Exercise	Contractual	Intrinsic	at June 30,	Exercise	Contractual	Intrinsic
Exercise Prices	2008	Price	Life	Value	2008	Price	Life	Value
$2.50 — 5.40	512	$3.31	7.2 years	$4,080	512	$3.31	7.2 years	$4,080
5.41 — 7.95	856	7.18	3.6	3,510	856	7.18	3.6	3,510
7.96 — 11.25	3,748	10.42	6.1	3,217	3,240	10.46	5.9	2,668
11.26 — 13.70	1,991	12.80	6.7	—	877	11.70	4.0	—
13.71 — 33.50	1,179	16.60	5.0	—	817	16.64	3.7	—

	8,286	$11.10	5.9 years	$10,807	6,302	$10.41	5.1 years	$10,258
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $11.28 as of June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.
Stock Awards
     During the three and nine months ended June 30, 2008, the Company granted 41 and 612 stock awards, respectively. During the three and nine months ended June 30, 2007, the Company granted 7 and 566 stock awards, respectively.
     During the three and nine months ended June 30, 2008 the Company recognized $1,354 and $4,568, respectively, of stock based compensation expense related to stock awards. During the three and nine months ended June 30, 2007, the Company recognized $954 and $2,703, respectively, of stock based compensation expense related to stock awards.
     The total grant date fair value for all stock options and stock awards issued during the nine months ended June 30, 2008 and 2007 was approximately $12,500 for both periods.
4. INCOME TAXES
     As a result of the adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes on October 1, 2007, non-current deferred tax assets increased by $21,118, other long term liabilities increased by $39,884, income taxes payable decreased by $18,057, and we recorded a $709 charge to retained earnings for unrecognized tax benefits, interest, and penalties. Upon adoption, the Company had $37,660 of unrecognized tax benefits, and related interest and penalties of $5,242. The unrecognized tax benefits and related interest and penalties, net of federal income tax benefit, of $32,529 can be reduced by $9,361 of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments.
     If recognized, all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense in the consolidated financial statements, and, therefore, would impact the reported effective tax rate. The Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files tax returns in the United States federal jurisdiction, and various state, local and foreign jurisdictions and currently has audits in progress with a number of tax authorities. The U.S. Internal Revenue Service (“IRS”) has substantially completed their audit for tax years through fiscal 2006. In the state and foreign jurisdictions in which the Company conducts significant business, tax years generally remain open back to fiscal 2003. The Company believes that the total amount of unrecognized tax benefits may significantly change during the remainder of fiscal 2008 due to the possible completion of various federal, state, and foreign income tax audits and the expiration of related statutes of limitations. The Company estimates that such changes in unrecognized tax benefits and related interest and penalties, net of federal income tax benefit, during the remainder of fiscal 2008 could range from $0 to approximately $8,000.
     During the third quarter of fiscal 2008, we recognized a tax benefit of $5,569 due to the closure of various federal and state income tax audits and the expiration of certain statutes of limitations. For the nine months ending June 30, 2008, such tax benefit was partially offset by the one-time adjustment to our deferred tax asset resulting from a tax law change in Canada during the first quarter of fiscal 2008 of $2,389.

5. GOODWILL
     Goodwill associated with our reporting segments was:

	IKON North	IKON
	America	Europe	Total
Goodwill at September 30, 2007	$964,517	$368,732	$1,333,249
Translation adjustment	(329)	1,285	956
Acquisitions	500	1,739	2,239

Goodwill at June 30, 2008	$964,688	$371,756	$1,336,444

     During the nine months ended June 30, 2008, we made four small acquisitions for approximately $4,500. Both individually and in the aggregate, we believe these acquisitions are immaterial to our Consolidated Financial Statements and do not require further disclosure herein.
6. EARNINGS PER COMMON SHARE
     The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Numerator:
Numerator for basic & diluted earnings per common share — net income	$32,080	$29,066	$69,542	$86,856

Denominator:
Denominator for basic earnings per common share — weighted average common shares	93,889	124,818	100,453	126,131
Effect of dilutive securities:
Employee stock awards	468	748	376	711
Employee stock options	137	997	238	1,178

Dilutive potential common shares	605	1,745	614	1,889
Denominator for diluted earnings per common share — adjusted weighted average common shares	94,494	126,563	101,067	128,020

Basic earnings per common share	$0.34	$0.23	$0.69	$0.69

Diluted earnings per common share	$0.34	$0.23	$0.69	$0.68

     Weighted-average stock options to purchase 4,113 and 1,833 shares of common stock were outstanding during the three months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
     Weighted-average stock options to purchase 4,064 and 1,619 shares of common stock were outstanding during the nine months ended June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
7. DEBT
     In December 2007, we issued $150,000 of senior unsecured floating rate notes due 2012 (the “2012 Notes”) at an issue price equal to 99% of the principal amount, or $148,500. The proceeds from the 2012 Notes were used to finance share repurchases through our purchase for cash of $295,000 in value of shares of our common stock in December 2007 through a modified Dutch auction self-tender offer (the “Tender Offer”), as discussed in Note 8. During the third quarter ended June 30, 2008, the Company redeemed all of the 2012 Notes for cash at par plus accrued and unpaid interest up to, but not including, the redemption dates, in accordance with the terms of the indenture governing the 2012 Notes. As a result of the redemption, we recognized a loss during the three and nine months ended June 30, 2008 from the early extinguishment of debt of $5,702, including the write-off of unamortized costs.
     In June 2008, our remaining 7.75% notes due 2008 (the “2008 Notes”) matured and were retired, resulting in a decrease in our corporate debt of $13,631.
8. SHARE REPURCHASES
     During the first quarter of fiscal 2008, our Board of Directors authorized us to repurchase an additional $500,000 of our common stock, thereby raising the authority to $1,100,000 at such time (the “Repurchase Plan”). In connection with that additional increase, we repurchased 22,692 shares of common stock at a price of $13.00 per share, for a total cost of $295,000, plus related fees, through the Tender Offer. The Tender Offer was financed with the proceeds from the 2012 Notes, together with available cash. Including the shares repurchased through the Tender Offer, during the nine months ended June 30, 2008, we repurchased a total of 24,258 shares of our outstanding common stock for $315,000, plus related fees. Since the inception of our share repurchase program on March 31, 2004 and through June 30, 2008, we have purchased $784,715 of our shares, leaving $315,285 available under the Repurchase Plan. Under the terms of our $200,000 secured credit facility, as amended (the “Credit Facility”), we may repurchase stock, provided we remain in compliance with certain financial covenants, which we were in compliance with as of June 30, 2008. However, we are subject to limitations on share repurchases under the terms defined in the indenture of the 7.75% senior unsecured notes due 2015 (the “2015 Notes”). At June 30, 2008, under the terms of the 2015 Notes, we had capacity to repurchase an additional $33,000 of the Company’s common stock. This amount will increase by a function of future net income (as defined in the indenture), and will be reduced by the amount of future share repurchases.
9. COMPREHENSIVE INCOME
     Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net income	$32,080	$29,066	$69,542	$86,856
Foreign currency translation adjustments	2,098	20,797	(4,610)	42,281
Gain on derivative financial instruments	1,871	—	1,320	—

Total comprehensive income	$36,049	$49,863	$66,252	$129,137

10. CONTINGENCIES
     Environmental and Legal
     We are involved in a number of environmental remediation actions to investigate and clean up certain sites, relating to our previously exited businesses, in accordance with applicable federal and state laws. Uncertainties about the status of laws and regulations, technology and information related to individual sites, including the magnitude of possible contamination, the timing and extent of required corrective actions and proportionate liabilities of other responsible parties, make it difficult to develop a meaningful estimate of probable future remediation costs. While the actual costs of remediation at these sites may vary from management’s estimate because of these uncertainties, we had accrued balances of $6,154 and $6,310 as of June 30, 2008 and September 30, 2007, respectively, for these environmental liabilities. The accruals are based on management’s best estimate of our environmental exposure. The measurement of environmental liabilities is based on an evaluation of currently available facts with respect to each individual site and considers factors such as existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites and any assessments performed at a site. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical and legal information that becomes available. After consideration of the legal and regulatory alternatives available to us, the accrual for such exposure, insurance coverage and the obligations of other responsible parties identified at some sites, management does not believe that its obligations to remediate these sites would have a material adverse effect on our Consolidated Financial Statements. The accruals for such environmental liabilities are reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.

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
     We have an accrual for black lung and workers’ compensation liabilities relating to the operations of a former subsidiary, Barnes & Tucker Company (“B&T”). B&T owned and operated coal mines throughout Pennsylvania. We sold B&T in 1986. In connection with the sale, we entered into a financing agreement with B&T whereby we agreed to reimburse B&T for 95% of all costs and expenses incurred by B&T for black lung and workers’ compensation liabilities related to pre-December 1986 activities, until the liabilities were extinguished. From 1986 through 2000, we reimbursed B&T in accordance with the terms of the financing agreement. In 2000, B&T filed for bankruptcy protection under Chapter 11. The bankruptcy court approved a plan of reorganization that created a black lung trust and a workers’ compensation trust to handle the administration of all black lung and workers’ compensation claims relating to B&T. We currently reimburse the trusts for the costs and expenses incurred by them for black lung and workers’ compensation claims. As of June 30, 2008 and September 30, 2007, our accrual for black lung and workers’ compensation liabilities related to B&T was $8,568 and $9,327, respectively, and was reflected in the consolidated balance sheets as part of other accrued expenses and other long-term liabilities.
     As of June 30, 2008, we had accrued aggregate liabilities totaling $1,470 in other accrued expenses and $13,252 in other long-term liabilities for the contingent matters described above. While we believe we have appropriately accrued for these matters, there exists a possibility of adverse outcomes or unexpected additional costs which may result in us incurring additional losses beyond our recorded amounts. In regard to these matters, we believe the possibility is remote that a loss exceeding amounts accrued that would be material to our Consolidated Financial Statements may have been incurred.
     Other Contingencies
     In connection with the sale of our U.S. leasing business to GE (the “Transactions”), we agreed to indemnify GE with respect to certain liabilities that may arise in connection with business activities that occurred prior to the completion of such Transactions. Under the definitive asset purchase agreements in connection with the Transactions, if GE were to incur a liability in connection with an indemnifiable claim, we may be required to reimburse GE for the full amount of GE’s damages.
     We also agreed to indemnify GE with respect to certain liabilities that may arise in connection with leases originated under the program agreement (the “U.S. Program Agreement”), as amended. These indemnification obligations include, among others, recourse obligations on different types of leases originated under the program that could potentially become uncollectible due to acts or omissions of IKON, or the unenforceability of certain state and local government contracts. In the event that all lease receivables for which we have provided this recourse indemnification to GE in connection with the leases under the U.S. Program Agreement, as amended, become uncollectible, the maximum potential loss we could incur as a result of these lease recourse indemnifications at June 30, 2008 was $259,159. Based on our analysis of historical losses for these types of leases, we had recorded reserves totaling approximately $115 at June 30, 2008. The equipment leased to the customers related to the above indemnifications represents collateral that, in most instances, we would be entitled to recover and could be remarketed by us. No specific recourse provisions exist with other parties related to assets sold in the Transactions or under the U.S. Program Agreement.
     There are other contingent liabilities for taxes, guarantees, other lawsuits, including purported class actions and various other matters that arise in the ordinary course of business. We believe we have valid legal arguments and will continue to represent our interests vigorously in all proceedings that we are defending or prosecuting. On the basis of information furnished by counsel and others, and after consideration of the defenses available to us and any related reserves and insurance coverage, management, as of June 30, 2008, believes that the impact of these other contingencies will not be material to our Consolidated Financial Statements. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.
11. SEGMENT REPORTING
     The table below presents segment information for the three months ended June 30, 2008 and 2007:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2008
Revenues:
Equipment	$371,118	$73,202	$—	$444,320
Customer service and supplies	296,906	49,934	—	346,840
Managed and professional services	198,522	12,126	—	210,648
Rental and fees	30,849	1,470	—	32,319
Other	—	16,351	—	16,351

Total revenues	897,395	153,083	—	1,050,478
Cost of Revenues:
Equipment	283,598	49,332	—	332,930
Customer service and supplies	160,945	35,794	—	196,739
Managed and professional services	137,904	10,917	—	148,821
Rental and fees	6,928	275	—	7,203
Other	—	10,538	—	10,538

Total cost of revenues	589,375	106,856	—	696,231
Gross Profit:
Equipment	87,520	23,870	—	111,390
Customer service and supplies	135,961	14,140	—	150,101
Managed and professional services	60,618	1,209	—	61,827
Rental and fees	23,921	1,195	—	25,116
Other	—	5,813	—	5,813

Total gross profit	308,020	46,227	—	354,247
Selling and administrative	233,544	37,858	20,446	291,848
Restructuring benefit	(1,051)	—	—	(1,051)

Operating income	75,527	8,369	(20,446)	63,450
Loss from the early extinguishment of debt	—	—	5,702	5,702
Interest income	—	—	992	992
Interest expense	—	—	15,537	15,537

Income before taxes on income	$75,527	$8,369	$(40,693)	$43,203

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Three Months Ended June 30, 2007
Revenues:
Equipment	$387,858	$59,869	$—	$447,727
Customer service and supplies	301,895	44,032	—	345,927
Managed and professional services	189,043	14,329	—	203,372
Rental and fees	29,869	2,085	—	31,954
Other	—	16,036	—	16,036

Total revenues	908,665	136,351	—	1,045,016
Cost of Revenues:
Equipment	298,612	40,504	—	339,116
Customer service and supplies	162,425	30,688	—	193,113
Managed and professional services	134,433	12,478	—	146,911
Rental and fees	8,120	224	—	8,344
Other	—	10,574	—	10,574

Total cost of revenues	603,590	94,468	—	698,058
Gross Profit:
Equipment	89,246	19,365	—	108,611
Customer service and supplies	139,470	13,344	—	152,814

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Managed and professional services	54,610	1,851	—	56,461
Rental and fees	21,749	1,861	—	23,610
Other	—	5,462	—	5,462

Total gross profit	305,075	41,883	—	346,958
Selling and administrative	235,951	34,345	23,077	293,373

Operating income	69,124	7,538	(23,077)	53,585
Interest income	—	—	2,473	2,473
Interest expense	—	—	12,860	12,860

Income before taxes on income	$69,124	$7,538	$(33,464)	$43,198

     The table below presents segment information for the nine months ended June 30, 2008 and 2007:

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2008
Revenues:
Equipment	$1,085,495	$206,108	$—	$1,291,603
Customer service and supplies	894,590	146,818	—	1,041,408
Managed and professional services	588,504	39,076	—	627,580
Rental and fees	91,884	4,919	—	96,803
Other	—	50,339	—	50,339

Total revenues	2,660,473	447,260	—	3,107,733
Cost of Revenues:
Equipment	820,012	137,403	—	957,415
Customer service and supplies	497,371	104,116	—	601,487
Managed and professional services	413,540	35,569	—	449,109
Rental and fees	21,615	721	—	22,336
Other	—	32,685	—	32,685

Total cost of revenues	1,752,538	310,494	—	2,063,032
Gross Profit:
Equipment	265,483	68,705	—	334,188
Customer service and supplies	397,219	42,702	—	439,921
Managed and professional services	174,964	3,507	—	178,471
Rental and fees	70,269	4,198	—	74,467
Other	—	17,654	—	17,654

Total gross profit	907,935	136,766	—	1,044,701
Selling and administrative	686,453	112,212	87,672	886,337
Restructuring charge	5,561	—	—	5,561

Operating income	215,921	24,554	(87,672)	152,803
Loss from the early extinguishment of debt	—	—	5,702	5,702
Interest income	—	—	4,273	4,273
Interest expense	—	—	45,814	45,814

Income before taxes on income	$215,921	$24,554	$(134,915)	$105,560

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Nine Months Ended June 30, 2007
Revenues:
Equipment	$1,145,205	$172,445	$—	$1,317,650
Customer service and supplies	908,919	128,245	—	1,037,164
Managed and professional services	550,959	42,893	—	593,852
Rental and fees	95,722	6,216	—	101,938
Other	—	53,032	—	53,032

Total revenues	2,700,805	402,831	—	3,103,636
Cost of Revenues:
Equipment	875,693	113,516	—	989,209
Customer service and supplies	500,408	89,626	—	590,034
Managed and professional services	395,443	37,931	—	433,374
Rental and fees	26,088	651	—	26,739
Other	—	35,201	—	35,201

			*Corporate
	IKON North	IKON	and
	America	Europe	Eliminations	Total
Total cost of revenues	1,797,632	276,925	—	2,074,557
Gross Profit:
Equipment	269,512	58,929	—	328,441
Customer service and supplies	408,511	38,619	—	447,130
Managed and professional services	155,516	4,962	—	160,478
Rental and fees	69,634	5,565	—	75,199
Other	—	17,831	—	17,831

Total gross profit	903,173	125,906	—	1,029,079
Selling and administrative	677,160	101,231	96,399	874,790

Operating income	226,013	24,675	(96,399)	154,289
Interest income	—	—	8,872	8,872
Interest expense	—	—	37,842	37,842

Income before taxes on income	$226,013	$24,675	$(125,369)	$125,319

*	Corporate and Eliminations, which is not treated as a business segment, includes certain corporate and administrative functions such as finance, legal and customer support.
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
     In furtherance of these restructuring actions, we made 175 terminations and $1,699 in severance payments through June 30, 2008. The following presents a reconciliation of the restructuring activity to the accrual balance remaining at June 30, 2008, which is included in other accrued expenses on the consolidated balance sheet:

Non-cash
		Cash	Employee
	Fiscal 2008	Payments	Compensation	Fiscal 2008	Balance at
	Charge	Fiscal 2008	Fiscal 2008	Adjustments*	June 30, 2008
Severance	$6,683	$(1,699)	$(405)	$(1,122)	$3,457
     Severance payments to terminated employees are made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements. The projected severance payments of the remaining balance, by fiscal year, are as follows:

Fiscal 2008	Fiscal 2009	Fiscal 2010	Total
$1,134	$1,751	$572	$3,457
     The employees affected by the charge are as follows:

				Remaining Employees
		Fiscal 2008	Fiscal 2008	yet to be
	Employees	Employee	Employee	Terminated
Headcount Reductions	Affected	Terminations	Adjustments*	at June 30, 2008
U.S. field and operations organizations	251	141	(58)	52
Corporate staff	35	34	(1)	—

Total	286	175	(59)	52

*	The adjustments in the tables above reflect our revised estimates based primarily on the impact of voluntary employee turnover and the impact of employees who transferred into open positions once they were informed that their position was being eliminated.
13. PENSION PLANS
     The components of net periodic pension cost for the company-sponsored defined benefit pension plans are:

	Three Months Ended June 30
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans

Service cost	$—	$799	$—	$747
Interest cost	8,665	1,384	8,358	1,279
Expected return on assets	(8,930)	(1,537)	(9,193)	(1,451)
Amortization of prior service cost	—	(59)	—	(54)
Recognized net actuarial loss	755	101	758	256

Net periodic pension cost (income)	$490	$688	$(77)	$777

	Nine Months Ended June 30
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans
Service cost	$—	$2,424	$—	$2,167
Interest cost	25,593	4,205	24,740	3,756
Expected return on assets	(26,535)	(4,670)	(27,372)	(4,262)
Amortization of prior service cost	—	(179)	—	(157)
Recognized net actuarial loss	2,132	307	2,106	752

Net periodic pension cost (income)	$1,190	$2,087	$(526)	$2,256

     Contributions to the U.S. Plans and non-U.S. Plans were $1,154 and $1,535 during the nine months ended June 30, 2008.
     During the remainder of fiscal 2008, we expect to make contributions of approximately $390 and $600 to our U.S. and non-U.S. Plans, respectively, in accordance with our funding requirements. We also may make additional voluntary contributions during the remainder of fiscal 2008.
14. RECLASSIFICATION
     As previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2008, we identified a misclassification in our presentation of leasing activities within our statement of cash flows. Historically, the Company presented the impact of our leasing activities within investing activities; however, the appropriate classification as indicated within SFAS No. 95, Statement of Cash Flows, is to treat the sale of inventory in exchange for a long-term note receivable as operating cash flows. Our leasing activities represent the following items: “Lease receivables — additions” represented the origination of a sales-type lease originated on IKON lease paper (as opposed to the paper of a third party financing company) to the end user; “lease receivables — collections” represented the collection of customer lease payments related to such additions; and “proceeds from the sale of lease receivables” represented the sale of leases generated on IKON lease paper to our lease syndicating partners (primarily GE), shortly after the original lease origination. This misclassification had no net impact on our reported cash balance for any reported period. Furthermore, this error had no impact on our reported consolidated statements of income, our consolidated balance sheets or consolidated statements of shareholders’ equity for any reported period. The Company changed its cash flow presentation for the addition, collection and sale of finance lease receivables from the presentation in cash flows from investing activities to cash flows from operating activities labeled collectively as “(increase) decrease in finance lease receivables.”
     The impact of the correction in presentation for the nine months ended June 30, 2007 is an increase in cash flows from operating activities of $7,821 and a decrease from cash flows from investing activities of $7,821. The table below provides a reconciliation of the amount previously reported for the impacted line items to the amounts currently presented for the nine months ended June 30, 2007.

	Nine months ended
	June 30, 2007		Nine months ended
	As previously		June 30, 2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	7,821	7,821
Total net cash used in operating activities	9,042	7,821	16,863

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	160,181	(160,181)	—
Lease receivables — additions	(226,494)	226,494	—
Lease receivables — collections	74,134	(74,134)	—
Total net cash used in investing activities	(21,181)	(7,821)	(29,002)

The table below provides a reconciliation of the amounts previously reported for the impacted line items to the current presentation discussed above for the three months ended December 31, 2007 and 2006.

	Three Months Ended		Three Months Ended
	December 31, 2007		Ended December 31,
	As previously		2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Increase in finance lease receivables	—	(2,360)	(2,360)
Total net cash used in operating activities	(15,707)	(2,360)	(18,067)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	52,325	(52,325)	—
Lease receivables — additions	(82,696)	82,696	—
Lease receivables — collections	28,011	(28,011)	—
Total net cash used in investing activities	(13,331)	2,360	(10,971)

	Three Months Ended		Three Months Ended
	December 31, 2006		Ended December 31,
	As previously		2006
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Increase in finance lease receivables	—	(2,847)	(2,847)
Total net cash used in operating activities	(8,440)	(2,847)	(11,287)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	53,481	(53,481)	—
Lease receivables — additions	(80,925)	80,925	—
Lease receivables — collections	24,597	(24,597)	—
Total net cash used in investing activities	(9,994)	2,847	(7,147)

The table below provides a reconciliation of the fiscal 2007, 2006, 2005 and 2004 presentation of the impacted cash flow line items discussed above, on an as reported basis as shown in our Annual Report on Form 10-K, compared to an as adjusted basis, which reclassifies the impacted cash flow line items from investing activities to operating activities. In future filings, any comparative period presentations will be revised accordingly the next time those periods are presented.

	Fiscal 2007
	As previously		Fiscal 2007
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	4,019	4,019
Total net cash provided by operating activities	167,881	4,019	171,900

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	238,618	(238,618)	—
Lease receivables — additions	(332,305)	332,305	—
Lease receivables — collections	97,706	(97,706)	—
Total net cash used in investing activities	(45,138)	(4,019)	(49,157)

	Fiscal 2006
	As previously		Fiscal 2006
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	145,989	145,989
Total net cash provided by continuing operating activities	100,312	145,989	246,301

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	201,687	(201,687)	—

	Fiscal 2006
	As previously		Fiscal 2006
	reported	Adjustment	As revised
Lease receivables — additions	(348,119)	348,119	—
Lease receivables — collections	292,421	(292,421)	—
Total net cash provided by investing activities	327,558	(145,989)	181,569

	Fiscal 2005
	As previously		Fiscal 2005
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	394,720	394,720
Total net cash provided by continuing operating activities	10,686	394,720	405,406

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	249,083	(249,083)	—
Lease receivables — additions	(385,630)	385,630	—
Lease receivables — collections	531,267	(531,267)	—
Total net cash provided by continuing investing activities	423,666	(394,720)	28,946

	Fiscal 2004
	As previously		Fiscal 2004
	reported	Adjustment	As revised
Cash Flows from Operating Activities
Decrease in finance lease receivables	—	365,111	365,111
Total net cash used in continuing operating activities	(365,385)	365,111	(274)

Cash Flows from Investing Activities
Proceeds from the sale of lease receivables	383,381	(383,381)	—
Lease receivables — additions	(1,191,212)	1,191,212	—
Lease receivables — collections	1,172,942	(1,172,942)	—
Total net cash provided by continuing investing activities	2,128,439	(365,111)	1,763,328
     The statement of cash flows presented below includes the reclassification, discussed above, for the previously reported statements for the years ended September 30, 2007, 2006, 2005 and 2004.

	As revised
	Fiscal Year Ended September 30
	2007	2006	2005	2004
	(in thousands)
Cash Flows from Operating Activities
Net income	$114,487	$101,409	$60,666	$83,694
Net loss from discontinued operations	—	47	12,529	4,615

Income from continuing operations	114,487	101,456	73,195	88,309
Additions (deductions) to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	68,719	70,070	73,110	81,894
Amortization	1,010	541	932	496

Other non-cash items	2,394	2,759	4,324	8,074
(Gain) loss from the divestiture of businesses and assets	—	(11,497)	(11,531)	11,427
Loss on disposal of property and equipment	759	4,057	3,729	5,125
Provision for losses on accounts and lease receivables	6,940	2,602	17,166	35,910
Restructuring and asset impairment (benefit) charge	—	(322)	10,543	—
Provision for deferred income taxes	6,333	(95,261)	(102,972)	(289,380)
Stock based compensation expense	9,637	9,197	10,060	515
Excess tax benefits from stock based compensation arrangements	(1,740)	(4,334)	(1,514)	—
Pension expense	2,372	27,603	43,079	51,065
Loss from the early extinguishment of debt	—	5,535	6,034	35,906
Changes in operating assets and liabilities, net of divestiture of businesses:
Decrease (increase) in accounts receivable	40,624	94,459	37,208	(252,755)
Decrease in finance lease receivables	4,019	145,989	394,720	365,111
(Increase) decrease in inventories	(67,893)	29,204	(14,116)	(5,951)
(Increase) decrease in prepaid expenses and other current assets	(3)	2,704	8,003	(39,804)
Increase (decrease) in accounts payable	33,523	(19,868)	(68,557)	57,838
(Decrease) increase in deferred revenue	(12,858)	3,220	2,058	9,944
Decrease in accrued expenses	(28,040)	(10,622)	(1,614)	(54,638)
Contributions to pension plans	(9,725)	(100,210)	(44,108)	(97,500)
Increase (decrease) in taxes payable	1,262	(8,516)	(26,255)	(9,408)
Decrease in accrued restructuring	—	(1,534)	(8,306)	—
Other	80	(931)	218	(2,452)

Net cash provided by (used in) continuing operations	171,900	246,301	405,406	(274)
Net cash used in discontinued operations	—	(1,159)	(13,076)	(6,742)

Net cash provided by (used in) operating activities	171,900	245,142	392,330	(7,016)

Cash Flows from Investing Activities
Proceeds from the divestiture of businesses and assets	—	242,043	23,107	1,849,148
Expenditures for property and equipment	(34,269)	(37,470)	(28,000)	(37,725)
Expenditures for equipment on operating leases	(29,600)	(40,705)	(44,149)	(52,459)
Proceeds from the sale of equipment on operating leases	11,015	21,647	23,677	12,003
Proceeds from life insurance (cash surrender value)	5,821	5,177	55,343	—
Other	(2,124)	(9,123)	(1,032)	(7,639)

Net cash (used in) provided by continuing operations	(49,157)	181,569	28,946	1,763,328
Net cash provided by (used in) discontinued operations	—	—	1,558	(1,319)

Net cash (used in) provided by investing activities	(49,157)	181,569	30,504	1,762,009

Cash Flows from Financing Activities
Short-term corporate debt repayments, net	1	(30)	(774)	(3,167)
Repayment of other borrowings	(67)	(7,786)	(3,429)	(60,047)
Proceeds from the issuance of long-term corporate debt	—	—	227,049	1,055
Debt modification costs	(16,430)	—	—	—
Debt issuance costs	—	(2,510)	(4,140)	—
Long-term corporate debt repayments	(2,598)	(138,748)	(300,723)	(327,929)
Non-corporate debt — issuances	158,244	23,964	18,756	440,974
Non-corporate debt — repayments	(166,225)	(142,452)	(366,481)	(1,676,603)
Dividends paid	(20,048)	(21,009)	(22,393)	(23,476)
Decrease in restricted cash	—	2,127	8,760	68,815
Proceeds from option exercises	17,944	22,182	4,787	10,154
Excess tax benefit from stock based compensation arrangements	1,740	4,334	1,514	—
Purchase of treasury shares	(174,968)	(131,190)	(86,943)	(78,124)
Other	—	(49)	—	—

Net cash used in financing activities	(202,407)	(391,167)	(524,017)	(1,648,348)
Effect of exchange rate changes on cash and cash equivalents	14,662	4,990	1,937	6,276

Net (decrease) increase in cash and cash equivalents	(65,002)	40,534	(99,246)	112,921
Cash and cash equivalents at the beginning of the year	414,239	373,705	472,951	360,030

Cash and cash equivalents at the end of the year	$349,237	$414,239	$373,705	$472,951

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
      The Company
     We are the world’s largest independent channel for document management systems and services, enabling customers in North America and Western Europe to improve document workflow and increase efficiency. We integrate best-in-class printing, copying, and MFP technologies from leading manufacturers, such as Canon, Ricoh, Konica Minolta and HP, and document management software and systems from EFI, eCopy, and others, to deliver tailored, high-value solutions implemented and supported by our team of global services professionals. We represent one of the industry’s broadest portfolios of document management services, including, a unique blend of on-site and off-site managed services, professional services, customized workflow solutions and comprehensive support through our services force of over 15,000 employees, including our team of approximately 6,000 customer service technicians and support resources. We have over 400 locations throughout North America and Western Europe. References herein to “we,” “us,” “our,” “IKON” or the “Company” refer to IKON Office Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise. Unless otherwise noted, all dollar and share amounts are in thousands, except per share data. In the section relating to the three and nine months ended June 30, 2008, references to 2008 and 2007 refer to the three and nine months ended June 30, 2008 and 2007, respectively.
      Summary of Consolidated Results

	Three Months Ended			Nine Months Ended
	June 30			June 30
	2008	2007	Change	2008	2007	Change

Revenue	$1,050,478	$1,045,016	0.5%	$3,107,733	$3,103,636	0.1%

Selling and administrative expense as a % of revenue	27.8%	28.1%	(30) basis points	28.5%	28.2%	30 basis points

Operating income as % of revenue	6.0%	5.1%	90 basis points	4.9%	5.0%	(10) basis points

Diluted earnings per share	$0.34	$0.23	47.8%	$0.69	$0.68	1.5%
     For the third quarter of fiscal 2008, total revenues, which included a favorable currency benefit of 1.1% (revenues denominated in foreign currencies impacted favorably when converted to U.S. dollars for reporting purposes) increased from the third quarter of fiscal 2007 by 0.5%. This increase was primarily the result of a 3.6% increase in Managed and Professional Services revenue, partially offset by a decrease of 0.8% in Equipment revenue driven by the decline in the black and white office segment. Our total gross profit margin percentage increased 50 basis points year over year driven by stronger margins in all business lines, except Customer Service and Supplies. Selling and administrative expenses decreased 0.5% compared to fiscal 2007, due to lower administrative expenses partially offset by an increase in compensation and benefits expenses and an unfavorable currency impact of approximately 1%. Our selling and administrative expense to revenue ratio was 27.8% in the third quarter of fiscal 2008, compared to 28.1% a year ago.
     For the first nine months of fiscal 2008, total revenues, which included a favorable currency benefit of 1.4%, increased 0.1% from the first nine months of fiscal 2007, primarily as a result of a 5.7% increase in Managed and Professional Services and 0.5% increase in Customer Services and Supplies, driven by On-Site Managed Services and Professional Services and European Customer Services which were partially offset by a 2.0% decline in Equipment revenue, driven mainly by weak equipment sales during our first fiscal quarter of 2008, lower revenue from Rental and Fees, and Other. Our total gross profit margin percentage increased 46 basis points year over year driven by stronger margins in all business lines, except Customer Service and Supplies. Selling and administrative expenses increased 1.3% compared to fiscal 2007, primarily from an unfavorable currency impact of approximately 1.4%, resulting in a selling and administrative expense to revenue ratio of 28.5%, compared to 28.2% a year ago.
      Outlook
     We have taken and continue to take actions to improve Equipment revenue and profitability. These actions include working with our vendors to improve pricing and promotions, including the reinstatement of a long standing promotional program that was changed during the first quarter of fiscal 2008, adjusting our go-to-market strategy for the mid-market, and implementing steps to improve the productivity of our sales force. We remain committed to growing revenue and will continue our “Sprint-to-Color” strategy, our initiative to increase placements of color machines, enhance the depth and breadth of our color portfolio and improve the optimization of our customer coverage and our sales force effectiveness. We continue to focus heavily on further stabilizing our Customer Service and Supplies annuity stream, growing Managed & Professional Services, and expanding geographically in Europe. In May 2008, we completed our One Platform migration in the U.S., which we will leverage to increase productivity through the launch of warehouse and transportation management systems. We have also taken steps to reduce our cost and expense structure related to the plan we announced in January and are currently on track to achieve savings of approximately $25,000 in fiscal 2008.
      Amendment to Canadian Rider
     On July 11, 2008, the Company entered into a First Amendment (“Canada Amendment”) to Canadian Rider No. 1 to the Program Agreement dated as of July 8, 2008, with General Electric Capital Canada Inc. as general partner of GE VFS Canada Limited Partnership (“GECAN”). The Canada Amendment extends the term of the Company’s lease program relationship with GECAN through fiscal year 2014, and modifies certain provisions of the Canadian Rider relating to origination fees received from GECAN.
RESULTS OF OPERATIONS
      Reportable Segments
     Our reportable segments are consistent with how we manage the business, analyze our results and view the markets we serve. Our two reportable segments are IKON North America (“INA”) and IKON Europe (“IE”). INA and IE provide copiers, printers, color solutions and a variety of document management service capabilities. Approximately 85% of our revenues were generated by INA and approximately 94% of INA revenues are generated within the U.S. Accordingly, many of the items discussed below regarding our discussion of INA are primarily related to the U.S.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Equipment

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Revenues	$371,118	$73,202	$444,320
Gross profit	$87,520	$23,870	$111,390
Gross profit %	23.6%	32.6%	25.1%
Three Months Ended June 30, 2007
Revenues	$387,858	$59,869	$447,727
Gross profit	$89,246	$19,365	$108,611
Gross profit %	23.0%	32.3%	24.3%
$ Change
Revenues	$(16,740)	$13,333	$(3,407)
Gross profit	$(1,726)	$4,505	$2,779
% Change
Revenues	(4.3)%	22.3%	(0.8)%

     Equipment revenue includes the sale of new and used copiers and multifunction products and is comprised of two categories based on the output capability of the device, namely color and black and white. Color is further categorized by production color, for high speed and high quality color output, and office color, also called color-capable, for products that print both black and white images and color images. Black and white is categorized by speed segment, with office black and white representing print speeds from 10 to 69 pages per minute, banded in four segments (segments 1 — 4), and production black and white representing print speeds of 70 pages and higher per minute, banded in two segments (segments 5 and 6). Color, production black and white and office black and white equipment revenue represented approximately 38%, 17% and 44%, respectively, of total U.S. equipment revenue during the third quarter of fiscal 2008. The remaining 1% represented revenue from certain printers, faxes and other.
     Equipment revenue in North America decreased by $16,740, or 4.3% compared to the third quarter of fiscal 2007. In the U.S. we experienced a year-over-year revenue decline in black and white office, partially offset by revenue growth in color and black and white production. In U.S. office black and white, placements decreased 13%, while revenue declined 11%. This decline is attributable to the continued shift from office black and white to office color, pricing pressures in low-end segments, and a lower mix of segment 4 products, the highest priced machines in the office black and white segment. U.S. production black and white revenue increased 3% and placements increased 13% when compared to the three months ended June 30, 2007, primarily due to strong sales of used equipment, the continued mix shift to light production equipment, and also through the introduction of new products. U.S. total color revenue increased 12% and placements increased 7% year over year primarily driven by color production and office color. Total color production revenue growth was 6%; however, placements decreased 8%. The revenue growth reflected the strong sales of the Canon production color devices the imagePRESS C7000VP (“C7000”) and C6000VP (“C6000”), which have higher average selling prices and the placement decline was driven by lower sales of the IKON CPP 650 and Canon imagePRESS C1. Color office revenue grew 14% and color placements increased 10%, driven by strong revenue and placement growth in segment 4 in addition to the simplification of our go-to-market strategy for the small-to-medium size business market. Equipment gross profit margin percentage in North America improved as a result of a higher mix of used equipment and due to higher average selling prices. The higher average selling prices were a result of an increased mix of high-end color machines and our strong performance in the high-end of business color.
     Equipment revenue in Europe increased $13,333, or 22%, in the third quarter of fiscal 2008 compared to fiscal 2007, including a favorable currency benefit of approximately 6.5%, driven primarily by double digit revenue growth in the U.K. and Germany, and the continued success of our Pan European and Global accounts initiative across Europe. Gross profit margins percentage in Europe increased as a result of equipment placed in managed services locations, partially offset by margin pressure on commercial business.
Customer Service and Supplies

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Revenues	$296,906	$49,934	$346,840
Gross profit	$135,961	$14,140	$150,101
Gross profit %	45.8%	28.3%	43.3%
Three Months Ended June 30, 2007
Revenues	$301,895	$44,032	$345,927
Gross profit	$139,470	$13,344	$152,814
Gross profit %	46.2%	30.3%	44.2%
$ Change
Revenues	$(4,989)	$5,902	$913
Gross profit	$(3,509)	$796	$(2,713)
% Change
Revenues	(1.7)%	13.4%	0.3%
     Customer Service (maintenance and service of equipment, which is driven by the total machines we service in the field, referred to as “MIF,” whether under contract or on a time and materials basis within the past six months, and the number and mix of copies made on those machines) and direct supplies revenue in North America decreased $4,989, or 2%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, due to a decline in INA Customer Service revenue. The INA Customer Service revenue decline was driven by lower total page volumes primarily from analog devices and black and white office products, and an overall decline in copier MIF related to Customer Service. These declines were partially offset by page growth from color devices. Copier MIF related to Customer Service and Supplies in North America declined approximately 5%, which included an expected 39% decline in analog MIF. The digital copier MIF related to Customer Service and Supplies in North America decreased 1% year over year and now represents approximately 93% of total INA Customer Service and Supplies MIF. In addition, we expanded our On-site Managed Service offerings with our existing customer base, which resulted in some Customer Service and Supplies revenue and MIF migrating to On-site Managed Services. Total North American digital MIF, including On-site Managed Services, increased 2% year to year. INA supplies revenue increased 9% year over year driven primarily by an increase in certain kinds of printer sales not included within equipment revenue.
     The decrease in INA Customer Service and Supplies’ gross profit margin resulted primarily from a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements that have been made.
     IE Customer Service and Supplies revenue increased year over year by $5,902 or 13%, including a favorable currency benefit of 7%, due primarily to an increase in color copy volume, including a significant increase in color MIF, as a result of strong color equipment placement growth. The overall decrease in IE gross profit margin percentage was primarily due to a year-over-year increase in parts and toner cost.
      Managed and Professional Services

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Revenues	$198,522	$12,126	$210,648
Gross profit	$60,618	$1,209	$61,827
Gross profit %	30.5%	10.0%	29.4%
Three Months Ended June 30, 2007
Revenues	$189,043	$14,329	$203,372
Gross profit	$54,610	$1,851	$56,461
Gross profit %	28.9%	12.9%	27.8%
$ Change
Revenues	$9,479	$(2,203)	$7,276
Gross profit	$6,008	$(642)	$5,366
% Change
Revenues	5.0%	(15.4)%	3.6%
     Managed Services is comprised of our On-site Managed Services business, which includes facilities management, copy center and mail room operations, and our Off-site Managed Services business, which is comprised primarily of Legal Document Services (“LDS”), a business focused on transactional document processing projects for both law firms and corporate legal departments. Professional Services includes the integration of hardware and software technologies that capture, manage, control and store output for customers’ document lifecycles. Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 69%, 19% and 12% of total Managed and Professional Services revenue, respectively, during the third quarter of fiscal 2008.
     INA Managed and Professional Services revenue increased $9,479, or 5%, during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. INA On-site Managed Services revenue, which represents approximately 15% of the total INA revenue mix, increased 8% year over year, primarily due to continued expansion of services provided to our existing customer base. In addition, as discussed under Customer Service and Supplies, On-site Managed Services revenue was positively impacted by certain Customer Service maintenance contracts converting to On-site Managed Service contracts. Off-site Managed Services revenue, which represents approximately 4% of the total INA revenue mix, decreased 6% year over year, primarily due to lower volume of activity. Management is currently evaluating options to improve the Off-site Managed Services business performance. Professional Services, which represents 2% of our total INA revenue mix, increased approximately 12% during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase was driven by year-over-year growth in equipment-related services, consulting, and support and maintenance services.

     IE Managed and Professional Services revenue decreased $2,203, or 15%, including a currency benefit of 1%. This decrease is due to the downsizing of certain contracts and declined performance in our legal document services business.
     Managed and Professional Services gross profit margin percentage increased year over year as a result of increased margins in On-site Managed Services due to an overall improvement in contract profitability and the improvement in Professional Services margin resulting from increased volume on relatively fixed costs.
     Rental and Fees

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Revenues	$30,849	$1,470	$32,319
Gross profit	$23,921	$1,195	$25,116
Gross profit %	77.5%	81.3%	77.7%
Three Months Ended June 30, 2007
Revenues	$29,869	$2,085	$31,954
Gross profit	$21,749	$1,861	$23,610
Gross profit %	72.8%	89.3%	73.9%
$ Change
Revenues	$980	$(615)	$365
Gross profit	$2,172	$(666)	$1,506
% Change
Revenues	3.3%	(29.5)%	1.1%
     Revenue generated from Rental and Fees, which primarily includes rental income on operating leases, income from the sharing of gains on certain lease-end activities with GE in the U.S. (“Sharing Fees”) and fees from GE for providing preferred services for lease generation in the U.S., (the “Preferred Fees”), increased when compared to the same period of fiscal 2007 due primarily to an increase in our Preferred Fees partially offset by lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year. Gross profit margin increased approximately 380 basis points year over year, primarily as a result of increased Preferred Fees, which have a 100% margin, and increased operating rental profitability compared to fiscal 2007.
     Other Revenue
          Finance Income

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Finance income	—	$5,968	$5,968
Finance income gross profit	—	$4,382	$4,382
Finance income gross profit %	—	73.4%	73.4%
Three Months Ended June 30, 2007
Finance income	—	$6,215	$6,215
Finance income gross profit	—	$4,678	$4,678
Finance income gross profit %	—	75.3%	75.3%
$ Change
Finance income	—	$(247)	(247)
Finance income gross profit	—	$(296)	(296)
% Change
Finance income	—	(4.0)%	(4.0)%
     Finance income, which is generated from the sale of copier equipment inventory to our customers that is financed by our wholly owned U.K. captive leasing subsidiaries over a long-term sales-type lease, was flat year over year.

          Other

	IKON North	IKON
	America	Europe	Total
Three Months Ended June 30, 2008
Other	—	$10,383	$10,383
Other gross profit	—	$1,431	$1,431
Other gross profit %	—	13.8%	13.8%
Three Months Ended June 30, 2007
Other	—	$9,821	$9,821
Other gross profit	—	$784	$784
Other gross profit%	—	8.0%	8.0%
$ Change
Other	—	$562	$562
Other gross profit	—	$647	$647
% Change
Other	—	5.7%	5.7%
     Other, which includes revenue generated by our de-emphasized technology services and hardware businesses in the U.K., increased slightly due to equipment growth, and the focus on more profitable equipment and services, combined with a slight improvement in gross profit margin.
     Selling and Administrative Expenses

	2008	2007	$ Change	% Change
Selling and administrative expenses	$291,848	$293,373	$(1,525)	(0.5)%
Selling and administrative expenses as a % of revenue	27.8%	28.1%
     Selling and administrative expenses, which included an unfavorable impact from currency of 1.0%, decreased by $1,525, or 0.5% year over year.
     Selling and administrative expenses were impacted by the following in fiscal 2008 compared to fiscal 2007:
•	an increase of $7,655, related to compensation and benefits primarily related to higher expense requirements for performance compensation;

•	a decrease of $4,407 due to lower spending on information technology, professional fees, facilities and related expenses;

•	a decrease of $2,612 due to the mark-to-market adjustment of our unfunded deferred compensation obligations; and

•	a decrease in worker’s compensation of $1,035 as a result of fewer claim related expenses in 2008 compared to 2007.
     Other Items

	2008	2007	$ Change
Restructuring benefit	$1,051	$—	$1,051
Loss from the early extinguishment of debt	5,702	—	5,702
Interest income	992	2,473	(1,481)
Interest expense	15,537	12,860	2,677
Taxes on income	11,123	14,132	(3,009)
Net income	32,080	29,066	3,014
Diluted earnings per common share	$0.34	$0.23	$0.11
     During the third quarter ended June 30, 2008, the Company elected to redeem all of the 2012 Notes for cash at par plus accrued and unpaid interest up to, but not including, the redemption dates in accordance with the terms of the indenture governing the 2012 Notes. As a result of the redemption, we recognized a loss during the three months ended June 30, 2008 from the early extinguishment of debt of $5,702, including the write-off of unamortized costs.
     Interest income decreased year over year primarily as a result of a lower average invested cash balance in fiscal 2008 and also from lower interest rates earned on investments in the current period compared to the prior period. The lower cash balance was driven by the use of cash to finance a portion of the Tender Offer during the first quarter of fiscal 2008.
     Interest expense increased from the third quarter of fiscal 2007, primarily as a result of the issuance of the 2012 Notes during December 2007. The 2012 Notes were fully redeemed by the end of the third quarter of fiscal 2008 as discussed above.
     Our effective income tax rate was 25.7% and 32.7% for the third quarter of fiscal 2008 and 2007, respectively. The third quarter fiscal 2008 effective tax rate included benefits due to the closure of various federal and state income tax audits and the expiration of certain statutes of limitations. We anticipate our effective income tax rate for our full fiscal year to be approximately 34% due mainly to the impact from items discussed above. Our expectation is subject to the outcome of a pending audit resolution, which, if closed in the fourth quarter, may lower our tax rate to as low as 31% for the full fiscal year. In fiscal 2009, we expect our tax rate will begin to approach our anticipated structural rate of about 36%.
     Diluted earnings per common share were $0.34, including a net $0.03 charge primarily related to the loss from the early extinguishment of debt and the benefit of the restructuring adjustment, for the three months ended June 30, 2008, compared to $0.23 for the three months ended June 30, 2007. The year-over-year increase is attributable to our increased net income, due to the overall growth in gross profit coupled with a decrease in selling and administrative expenses and lower effective tax rate, and lower outstanding shares, partially offset by the impact of the early extinguishment of debt. We anticipate weighted average fully diluted shares for all of fiscal 2008 to range from 99,000 to 100,000.
Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007
     Equipment

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Revenues	$1,085,495	$206,108	$1,291,603
Gross profit	$265,483	$68,705	$334,188
Gross profit %	24.5%	33.3%	25.9%
Nine Months Ended June 30, 2007
Revenues	$1,145,205	$172,445	$1,317,650
Gross profit	$269,512	$58,929	$328,441
Gross profit %	23.5%	34.2%	24.9%
$ Change
Revenues	$(59,710)	$33,663	$(26,047)
Gross profit	$(4,029)	$9,776	$5,747
% Change
Revenues	(5.2)%	19.5%	(2.0)%
     Equipment revenue in North America decreased by $59,710, or 5.2%, primarily attributable to a year-over-year revenue decline in both black and white office and production, partially offset by revenue growth in color. In U.S. office black and white, placements were down 11%, principally in segment 1 and revenue declined 11%, primarily in segments 3 and 4, due to continued pricing pressures across all segments, the negative impact from the commoditization and convergence of segments 1 to 3, lower sales productivity in the first quarter of fiscal 2008 and the continued shift to office color. U.S. production black and white revenue and placements decreased 6% and 1%, respectively when compared to the first nine months of fiscal 2007, primarily as a result of the continued mix shift to light production equipment which was coupled with the first quarter impact of the change in terms of a long-standing vendor promotional program which was reinstated during the second quarter of fiscal 2008. These items were partially offset by strong growth from the sale of used equipment and new products. U.S. total color revenue increased 9% year over year and placements grew 7% year over year, driven by a 19% revenue growth in production color, despite a 1% placement decline. We have also experienced a shift in the mix of the production business to high end production units, which have a higher average selling price than the lower end products. The primary drivers of the year-over-year growth were the Canon C7000 and C6000 and the IKON CPP650 and CPP550. Color office placements increased 8% and revenue grew 4%, primarily due to strengthening of our product portfolio and simplification of our go-to-market strategy for small-to-medium sized business markets. The increase in INA Equipment gross profit margin percentage compared to the prior year is due mainly to a higher mix of used equipment, higher average selling prices as our mix of color production and the high-end of business color continues to grow, improved revenue realization on lease transactions from GE as interest rates declined substantially during the second quarter of fiscal 2008 and a large vendor rebate earned as a result of a significant equipment purchase late in the first fiscal quarter of 2008, which resulted in a 60 basis point benefit to the gross profit margin percentage for the nine months ended June 30, 2008.
     Equipment revenue in Europe increased $33,663, or 19.5%, in fiscal 2008 compared to fiscal 2007, including a favorable currency benefit of approximately 7.5%, driven primarily by double digit revenue growth in the U.K. and Germany, and the continued success of our Pan European and Global accounts initiative across Europe. The decrease in gross profit margin percentage in Europe from the prior year was due to a higher mix of larger deals during the year that had lower margins.
     Customer Service and Supplies

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Revenues	$894,590	$146,818	$1,041,408
Gross profit	$397,219	$42,702	$439,921
Gross profit %	44.4%	29.1%	42.2%
Nine Months Ended June 30, 2007
Revenues	$908,919	$128,245	$1,037,164
Gross profit	$408,511	$38,619	$447,130
Gross profit %	44.9%	30.1%	43.1%
$ Change
Revenues	$(14,329)	$18,573	$4,244
Gross profit	$(11,292)	$4,083	$(7,209)
% Change
Revenues	(1.6)%	14.5%	0.4%
     INA Customer Service and direct supplies revenue decreased $14,329, or 2%, for the first nine months of fiscal 2008 compared to the comparative period of fiscal 2007, due to lower total page volume and a decline in MIF. Within total page volume, declining pages from analog devices and black & white office products were partially offset by strong page growth from color devices. Average copier MIF related to Customer Service and Supplies during the first nine months of fiscal 2008 declined approximately 5%. Excluding analog devices, however, digital copier MIF was down approximately 2%. In addition, we expanded our service offerings with our existing customer base, which resulted in some Customer Service and Supplies revenue and MIF migrating to On-site Managed Services. Total average North American digital MIF during the first nine months of fiscal 2008, including On-site Managed Services MIF, increased 2% year to year. INA supplies revenue increased 4% year to year driven by an increase in certain kinds of printer sales not included within equipment revenue.
     The decrease in INA Customer Service and Supplies’ gross profit margin percentage was primarily a result of a year-over-year decrease in revenue, which more than offset the decrease in costs and productivity improvements made during the year.
     IE Customer Service and Supplies revenue increased year over year by $18,573, or 15%, which includes a favorable currency benefit of approximately 7%, primarily from the increase in color copy volume and strong color equipment placement growth. The decline in the IE Customer Service and Supplies’ gross profit margin was primarily due to a year-over-year increase in parts and toner cost.

     Managed and Professional Services

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Revenues	$588,504	$39,076	$627,580
Gross profit	$174,964	$3,507	$178,471
Gross profit %	29.7%	9.0%	28.4%
Nine Months Ended June 30, 2007
Revenues	$550,959	$42,893	$593,852
Gross profit	$155,516	$4,962	$160,478
Gross profit %	28.2%	11.6%	27.0%
$ Change
Revenues	$37,545	$(3,817)	$33,728
Gross profit	$19,448	$(1,455)	$17,993
% Change
Revenues	6.8%	(8.9)%	5.7%
     Our On-site Managed Services, Off-site Managed Services and Professional Services businesses represented 69%, 20% and 11% of total Managed and Professional Services revenue, respectively, during the first nine months of fiscal 2008.
     INA Managed and Professional Services revenue increased $37,545, or 7%, during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. INA On-site Managed Services revenue, which represents approximately 15% of the total INA revenue mix, increased 9% compared to 2007, primarily due to continued expansion of our existing customer base. In addition, as discussed under Customer Service and Supplies, On-site Managed Services revenue was positively impacted by certain Customer Service maintenance contracts converting to On-site Managed Service contracts. Off-site Managed Services revenue, which represents approximately 5% of the total INA revenue mix, decreased 2% year over year as a result of lower volume of activity. Management is currently evaluating options to improve the Off-site Managed Services business performance. Professional Services revenue, which represents 2% of our total INA revenue mix, increased approximately 12% during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase was driven by year-over-year growth in equipment-related services, consulting, and support and maintenance services.
     IE Managed and Professional Services decreased $3,817, or 8.9%, including a currency benefit of $1,400. This decrease is due to the downsizing of certain contracts and declined performance in our legal document services business.
     Managed and Professional Services gross profit margin percentage increased primarily from increased margins in On-site Managed Services as a result of an overall improvement in contract profitability and from the improvement in the Professional Services margin due to increased volume on relatively fixed costs.
     Rental and Fees

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Revenues	$91,884	$4,919	$96,803
Gross profit	$70,269	$4,198	$74,467
Gross profit %	76.5%	85.3%	76.9%
Nine Months Ended June 30, 2007
Revenues	$95,722	$6,216	$101,938
Gross profit	$69,634	$5,565	$75,199
Gross profit %	72.7%	89.5%	73.8%
$ Change
Revenues	$(3,838)	$(1,297)	$(5,135)
Gross profit	$635	$(1,367)	$(732)
% Change
Revenues	(4.0)%	(20.9)%	(5.0)%

     Revenue generated from Rental and Fees decreased due to lower Sharing Fees and Preferred Fees compared to fiscal 2007 and lower rental revenue as a result of less equipment on operating leases on our balance sheet year over year. Gross profit margin percentage improved approximately 310 basis points year over year driven by an increase in operating rental profitability in North America.
     Other Revenue
          Finance Income

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Finance income	—	$18,344	$18,344
Finance income gross profit	—	$13,290	$13,290
Finance income gross profit %	—	72.4%	72.4%
Nine Months Ended June 30, 2007
Finance income	—	$18,356	$18,356
Finance income gross profit	—	$13,904	$13,904
Finance income gross profit %	—	75.7%	75.7%
$ Change
Finance income	—	$(12)	$(12)
Finance income gross profit	—	$(614)	$(614)
% Change
Finance income	—	(0.1)%	(0.1)%
     Finance income was flat year over year.
          Other

	IKON North	IKON
	America	Europe	Total
Nine Months Ended June 30, 2008
Other revenue	—	$31,995	$31,995
Other gross profit	—	$4,364	$4,364
Other gross profit%	—	13.6%	13.6%
Nine Months Ended June 30, 2007
Other revenue	—	$34,676	$34,676
Other gross profit	—	$3,927	$3,927
Other gross profit%	—	11.3%	11.3%
$ Change
Other revenue	—	$(2,681)	$(2,681)
Other gross profit	—	$437	$437
% Change
Other revenue	—	(7.7)%	(7.7)%
     Other revenue declined as expected as a result of lower selling headcount and fewer contracts in the current fiscal year due to the focus on more profitable services, which resulted in a slight improvement in gross profit margin percentage.
          Selling and Administrative Expenses

	2008	2007	$ Change	% Change
Selling and administrative expenses	$886,337	$874,790	$11,547	1.3%
Selling and administrative expenses as a % of revenue	28.5%	28.2%
     Selling and administrative expenses, which included an unfavorable impact from currency of approximately 1.3%, increased year over year by $11,547, or 1.3%.

     Selling and administrative expenses were impacted by the following in fiscal 2008 compared to fiscal 2007:
•	an increase of $31,917, related to compensation and benefits primarily as a result of higher selling wages due to a year-over-year increase in sales headcount, as well as higher expense requirements for performance compensation;

•	a decrease of approximately $12,239 as a result of lower spending for information technology, professional fees, facilities and related expenses; and

•	a decrease of approximately $8,986 due to the mark-to-market adjustment of our unfunded deferred compensation obligations.
          Other Items

	2008	2007	$ Change
Restructuring charge	$5,561	$—	$5,561
Loss from the early extinguishment of debt	5,702	—	5,702
Interest income	4,273	8,872	(4,599)
Interest expense	45,814	37,842	7,972
Taxes on income	36,018	38,463	(2,445)
Net income	69,542	86,856	(17,314)
Diluted earnings per common share	$0.69	$0.68	$0.01
     The restructuring charge relates to certain actions taken in fiscal 2008 to lower costs and reduce headcount. Refer to the Restructuring section below for further discussion.
     During the third quarter ended June 30, 2008, the Company elected to redeem its 2012 Notes for cash at par plus accrued and unpaid interest up to, but not including, the redemption dates in accordance with the terms of the indenture governing the 2012 Notes. As a result of the redemption we recognized a loss during the nine months ended June 30, 2008 from the early extinguishment of debt of $5,702, including the write-off of unamortized costs.
     Interest income decreased year over year as a result of a lower average invested cash balance in fiscal 2008 and also from the reduction of interest rates earned on investments in the current period compared to the prior year. The lower cash balance was driven by the use of cash to finance a portion of the Tender Offer during the first quarter of fiscal 2008.
     Interest expense increased from the comparative period of fiscal 2007 primarily as a result of the issuance of the 2012 Notes in December 2007. These notes were redeemed during the third quarter of fiscal 2008 as discussed above.
     Our effective income tax rate was 34.1% and 30.7% for the nine months ended June 30, 2008 and 2007, respectively. The nine-month fiscal 2008 tax rate includes benefits of $5,569 due to the closure of various federal and state income tax audits and the expiration of certain statutes of limitations partially offset by a one time charge of approximately $2,389 related to a tax law change in Canada. The nine-month fiscal 2007 effective tax rate includes benefits related mainly to the favorable settlement of certain tax audits in the U.S. and U.K. We anticipate our effective income tax rate for our full fiscal year to be approximately 34% due mainly to the impact from items discussed above. Our expectation is subject to the outcome of a pending audit resolution, which, if closed in the fourth quarter may lower our tax rate to as low as 31% for the full fiscal year. In 2009, we expect our tax rate will begin to approach our anticipated structural rate of about 36%.
     Diluted earnings per common share were $0.69 for the nine months ended June 30, 2008, including $0.07 of charges related to restructuring and the early extinguishment of debt, compared to $0.68 for the nine months ended June 30, 2007. The year-over-year increase is attributable mainly to the impact of higher gross profit dollars and a decrease in our outstanding shares, partially offset by higher selling and administrative costs, a higher effective tax rate, the restructuring charge, the charge on the early extinguishment of debt, higher interest expense, and lower interest income as discussed above. We anticipate weighted average fully diluted shares for all of fiscal 2008 to range from 99,000 to 100,000.

FINANCIAL CONDITION AND LIQUIDITY
     Cash Flows and Liquidity
     The following summarizes cash flows for the nine months ended June 30, 2008, as reported in our consolidated statements of cash flows:

2008
Cash provided by operating activities	$147,793
Cash used in investing activities	(35,817)
Cash used in financing activities	(354,138)
Effect of exchange rate changes on cash and cash equivalents	(542)

Decrease in cash and cash equivalents	(242,704)
Cash and cash equivalents at the beginning of the year	349,237

Cash and cash equivalents at the end of period	$106,533

     Operating Cash Flows
     For the nine months ended June 30, 2008, cash provided by operating activities was $147,793. Net income was $69,542 and non-cash operating expenses, which includes items such as depreciation, amortization, other non-cash items, stock based compensation expense, restructuring charges, provisions for losses on accounts and leases receivable, loss on disposal of property and equipment, excess tax benefits from stock based payment arrangements, pension expense, deferred income taxes, and loss from the early extinguishment of debt, were $103,447. Significant uses of cash includes an increase in accounts receivable of $11,203 and a decrease in accrued expenses of $8,701. Trade accounts receivable increased mainly due to amounts due from third party financing companies, which increased to $93,599 at June 30, 2008, compared to $75,972 at September 30, 2007, due to the timing of funding. Our days sales outstanding on trade accounts receivable remained consistent at 45 days as of June 30, 2008 and September 30, 2007 and decreased slightly from 46 days at June 30, 2007. Our aged accounts receivable balances greater than 90 days old decreased year over year from 6.2% to 4.5%, and our aged accounts receivable balances greater than 150 days old decreased year over year from 1.8% to 1.5%. Accrued expenses decreased mainly as a result of the payment of fiscal 2007 performance compensation paid during the first quarter of fiscal 2008. Additionally, we had proceeds from the increase in accounts payable of $7,783 due to the timing of purchases during the quarter, in addition to a special purchase made at quarter end in order to receive a special rebate, as well as proceeds of $10,459 from the decrease in inventory. During the first nine months ended June 30, 2007 we had used $96,760 in order to replenish inventory levels from September 30, 2006, as we took advantage of new product launches, including Kyocera Mita, and focused on a more efficient geographic supply chain model. During the nine months ended June 30, 2008, we maintained a more consistent level of inventory compared to the first nine months of fiscal 2007, utilizing existing inventory on hand and reducing excess stock. Our inventory turns increased to 6.2 from 5.7 at September 30, 2007 and from 5.3 at June 30, 2007. We made contributions to our pension plans of $2,689 in accordance with our funding requirements. Other uses of cash includes an increase in prepaid expenses and other current assets of $7,283, due mainly to tax payments made in advance and the renewal of our insurance programs during the third quarter, a decrease in deferred revenues of $3,091 due to the timing and mix of our customer service contracts, and payments made to our restructuring plans of $1,699 as described below. The net increase in finance lease receivables was $2,652 for the nine months ended June 30, 2008, including $226,380 of sales-type lease originations on IKON lease paper with our customers, cash collections of customer lease receivables related to such originations of $73,911, and cash proceeds of $149,817 from the sale of lease receivables, which represents the sale of leases generated on IKON lease paper to our lease syndicating partners (primarily GE), shortly after the original lease origination.
     Investing Cash Flows
     During the nine months ended June 30, 2008, $35,817 of cash was used for investing activities. Expenditures for property and equipment and for equipment on operating leases (equipment placed on rental with our customers) were $26,816 and $16,897, respectively. Other uses of cash of $4,417, mainly relates to cash paid for acquisitions during the period. Sources of cash from investing activities included $8,398 from the proceeds from the sale of property and equipment and equipment on operating leases and $3,915 from the proceeds of life insurance contracts.
     Financing Cash Flows
     During the nine months ended June 30, 2008, we used $354,138 of cash for financing activities. We returned $325,348 of cash to our shareholders in the form of common stock repurchases of 24,258 shares for $316,988 (including related fees) and payment of dividends of $12,131, representing $0.12 per common share to shareholders of record. As discussed in this Form 10-Q, we redeemed all of the 2012 Notes resulting in cash outflows of $150,000. We also repaid $20,840 of other corporate debt, including the redemption of our remaining 2008 Notes, which matured in the third quarter. Other borrowings of $5,788 were also repaid during the nine months ended June 30, 2008. Partially offsetting these outflows of cash were cash proceeds of $151,780 resulting from the issuance of corporate debt, the majority of which relates to the issuance of the 2012 Notes. Also, in conjunction with the issuance of the 2012 notes, we paid $3,920 of issuance costs. Our European leasing subsidiaries issued $20,680 of non-corporate debt, which was offset by $18,782 in non-corporate debt repayments. Proceeds from stock option exercises were $1,586.
     Capital Structure
     Our total debt outstanding as of June 30, 2008 and September 30, 2007 was $812,386 and $825,408, respectively. This includes corporate debt of $579,220 and $592,997 and non-corporate debt of $233,166 and $232,411 as of June 30, 2008 and September 30, 2007, respectively. Our debt-to-capital ratio was 36% as of June 30, 2008 and 33% as of September 30, 2007.
     In December 2007, we issued $150,000 of the 2012 Notes at an issue price equal to 99% of the principal amount or $148,500. The proceeds from the 2012 Notes were used to finance share repurchases through our purchase for cash of $295,000 in value of shares of our common stock in December 2007 through the Tender Offer, as discussed in Note 7. As discussed above, the Company redeemed all of the 2012 Notes during third quarter of fiscal 2008, resulting in a loss from the early extinguishment of debt of $5,702, including the write-off of unamortized costs.
     In June 2008, our 7.75% notes due 2008 (the “2008 Notes”) matured and were retired, resulting in a decrease in our Corporate debt of $13,631.
     There have been no material changes to the contractual obligations and commitments table disclosed in Item 7 of our Form 10-K for the year ended September 30, 2007, as filed with the SEC on November 29, 2007.
     The adoption of FIN 48, as discussed in Note 1 of our Annual Report on Form 10-K, resulted in an increase in other-long term liabilities of $31,250. The timing of payments related to these liabilities cannot be reasonably determined.
     Credit Ratings
     On July 24, 2008, Standard and Poor’s reaffirmed the Company’s credit rating at BB- with an improved outlook to stable from negative.
     Liquidity Outlook
     For fiscal year 2008, we anticipate that we will generate cash from operations, less net capital expenditures (net capital expenditures equals expenditures for property and equipment and equipment on operating leases, less proceeds from the sale of property and equipment and equipment on operating leases), of $130,000 to $150,000.
     Approximately 59%, or $62,636, of our $106,533 cash balance at June 30, 2008 was held by our wholly owned foreign subsidiaries outside of the United States. While available to fund operations and strategic investment opportunities abroad, any excess funds cannot be repatriated for use in the United States without the Company incurring additional tax costs of approximately 20% to 30%.

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
     In furtherance of these restructuring actions, we made 175 terminations and $1,699 in severance payments through June 30, 2008. The following presents a reconciliation of the restructuring activity to the accrual balance remaining at June 30, 2008, which is included in other accrued expenses on the consolidated balance sheet:

Non-cash
		Cash	Employee
	Fiscal 2008	Payments	Compensation	Fiscal 2008	Balance at
	Charge	Fiscal 2008	Fiscal 2008	Adjustments*	June 30, 2008

Severance	$6,683	$(1,699)	$(405)	$(1,122)	$3,457
     Severance payments to terminated employees are made in installments and are based on the Company’s existing severance policy or by the terms and conditions of applicable employment agreements. The projected severance payments of the remaining balance, by fiscal year, are as follows:

Fiscal 2008	Fiscal 2009	Fiscal 2010	Total

$1,134	$1,751	$572	$3,457
The employees affected by the charge are as follows:

				Remaining Employees
		Fiscal 2008	Fiscal 2008	yet to be
	Employees	Employee	Employee	Terminated
Headcount Reductions	Affected	Terminations	Adjustments	at June 30, 2008

U.S. field and operations organizations	251	141	(58)	52
Corporate staff	35	34	(1)	—

Total	286	175	(59)	52

*	The adjustments in the tables above reflect our revised estimates based primarily on the impact of voluntary employee turnover and the impact of employees who transferred into open positions once they were informed that their position was being eliminated.
RECENT ACCOUNTING STANDARDS
     See “Recent Accounting Standards” in Note 2 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our discussion of market risk in Item 7A of the Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on November 29, 2007, is incorporated herein by reference.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2008 pursuant to Rule 13a-15(b) under the Exchange Act. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
     Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) as promulgated by the SEC under the Exchange Act. Based on this evaluation, our management determined that there has been a change in our internal control over financial reporting during our most recently completed fiscal quarter (our third fiscal quarter ended June 30, 2008) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. This change relates to the completion of the implementation of the One Platform Conversion in the U.S. and the migration of certain of our legacy systems to our Oracle E-Business Suite during the quarter ended June 30, 2008, which requires us to make substantial modifications to our information technology systems and business processes.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
(No response to this item is required).
Item 1A. Risk Factors
(No response to this item is required).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities
     The following table, which is in thousands except for per share data, provides information relating to our purchases of our common stock during the quarter ended June 30, 2008 under the Repurchase Plan:

				Approximate
			Total Number	Dollar Value
			of Shares	of Shares that
	Total Number	Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of	Purchased Under
Period	Purchased	per Share	Repurchase Plan	the Repurchase Plan
April 1, 2008 — April 30, 2008	—	—	—	$315,285
May 1, 2008 — May 31, 2008	—	—	—	315,285
June 1, 2008 — June 30, 2008	—	—	—	315,285

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

IKON OFFICE SOLUTIONS, INC. Date: July 31, 2008
By:	/s/ ROBERT F. WOODS
(Robert F. Woods)
Senior Vice President and Chief Financial Officer (Principal Financial Officer)